Form 10-Q
period 2014-09-30
New Senior Investment Group Inc.
filed 2014-11-25
CIK 1610114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 001-36499

New Senior Investment Group Inc.

(Exact name of registrant as specified in its charter)

Delaware	80-0912734
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1345 Avenue of the Americas, New York, NY	10105
(Address of principal executive offices)	(Zip Code)

(212) 479-3140

(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ Yes  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Common stock, $0.01 par value per share: 66,399,857 shares outstanding as of November 19, 2014.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of New Senior Investment Group Inc.’s (“New Senior,” the “Company,” “we” or “us”) investments, the stability of our earnings, and our financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual outcome of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	our ability to successfully operate as a standalone public company;

•	access to financing on favorable terms;

•	our dependence on our property managers and tenants (including the tenants to which properties are leased under triple net leases, collectively the “Master Tenants”);

•	the relative spreads between the yield on the assets we invest in and the cost of financing;

•	reductions in cash flows received from our real estate investments;

•	our ability to take advantage of investment opportunities at attractive risk-adjusted prices;

•	the ability of our property managers and tenants (including the Master Tenants) to comply with laws, rules and regulations in the operation of our properties;

•	the ability of our property managers and tenants, as applicable, to effectively conduct their operations, maintain and improve our properties, to deliver high-quality services, to attract and retain qualified personnel and to attract residents;

•	increases in costs at our senior housing properties (including, but not limited to, the costs of labor, supplies, insurance and property taxes);

•	our occupancy rates;

•	the ability and willingness of our tenants (including the Master Tenants) to renew their leases with us upon expiration of the leases and competition for tenants, including with respect to new leases and the renewal or rollover of existing leases;

•	our ability to reposition our properties on the same or better terms in the event of nonrenewal;

•	in the event we exercise our right to replace an existing tenant, the obligations, including indemnification obligations, we may incur in connection with the replacement of an existing tenant;

•	the sale of properties, including our ability to close our anticipated dispositions on currently anticipated terms, or within currently anticipated timeframes, or at all, and realize currently anticipated benefits from such dispositions;

•	availability of suitable properties to acquire at favorable prices and the competition for the acquisition and financing of those properties;

•	our ability and the ability of our property managers and tenants (including the Master Tenants) to obtain and maintain adequate property, liability and other insurance from reputable, financially stable providers;

•	changes of federal, state and local laws and regulations relating to fraud and abuse practices, Medicaid reimbursement and licensure, etc., including those affecting the healthcare industry that affect our costs of compliance or increase the costs, or otherwise affect the operations or our property managers or tenants;

•	the ability of our property managers and tenants and guarantors (including the Master Tenants) to maintain the financial strength and liquidity necessary to satisfy their respective obligations and liabilities to third parties, including without limitation obligations under their existing credit properties and other indebtedness;

•	a lack of liquidity surrounding our investments which could impede our ability to vary our portfolio in an appropriate manner;

•	changes in economic conditions generally and the real estate and bond markets specifically;

•	the quality and size of the investment pipeline and the rate at which we can invest our cash;

•	changes in interest rates and/or credit spreads, as well as the success of any hedging strategy we may undertake in relation to such changes;

•	our ability to maintain our qualification as a REIT for U.S. federal income tax purposes and the potentially onerous consequences that any failure to maintain such qualification would have on our business; and

•	our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “1940 Act”) and the fact that maintaining such exemption imposes limits on our operations.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. The factors noted above could cause our actual results to differ significantly from those contained in any forward-looking statement.

Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our management’s views only as of the date of this report. We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

SPECIAL NOTE REGARDING EXHIBITS

In reviewing the agreements included as exhibits to this Quarterly Report on Form 10-Q, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements.  The agreements contain representations and warranties by each of the parties to the applicable agreement.  These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.  Additional information about the Company may be found elsewhere in this Quarterly Report on Form 10-Q and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

The Company acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this report not misleading.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

Assets	September 30, 2014 (Unaudited)	December 31, 2013
Real estate investments:
Land	$137,719	$102,064
Buildings, improvements and other	1,489,213	1,271,364
Accumulated depreciation	(44,444)	(10,526)
Net real estate property	1,582,488	1,362,902
Acquired lease and other intangible assets	177,460	123,063
Accumulated amortization	(62,938)	(22,174)
Net real estate intangibles	114,522	100,889
Net real estate investments	1,697,010	1,463,791

Cash and cash equivalents	42,549	30,393
Receivables and other assets, net	41,740	13,432
Deferred financing costs, net	36,804	41,979
Total Assets	$1,818,103	$1,549,595

Liabilities and Equity
Liabilities
Mortgage notes payable	$1,148,008	$1,077,172
Due to affiliates	12,228	5,894
Accrued expenses and other liabilities	79,997	58,694
Total Liabilities	1,240,233	1,141,760

Commitments and contingencies (Note 12)

Equity	577,870	407,835
Total Liabilities and Equity	$1,818,103	$1,549,595

See notes to Condensed Consolidated Financial Statements.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Resident fees and services	$40,473	$24,257	$113,287	$50,745
Rental revenue	26,672	—	71,316	—
Total revenues	67,145	24,257	184,603	50,745

Expenses
Property operating expense	28,870	17,926	80,775	36,385
Depreciation and amortization	28,670	7,477	74,682	15,544
Interest expense	14,130	3,060	41,532	5,405
Acquisition and transaction expense	3,993	3,604	12,079	5,584
Management fee to affiliate	2,385	497	5,764	1,090
General and administrative expense	1,398	305	3,053	945
Other (income) expense	(1,500)	—	(1,500)	—
Total expenses	$77,946	$32,869	$216,385	$64,953

Loss before income taxes	(10,801)	(8,612)	(31,782)	(14,208)
Income tax expense	350	67	1,337	714
Net loss	$(11,151)	$(8,679)	$(33,119)	$(14,922)

Basic and diluted loss per share	$(0.17)	$(0.13)	$(0.50)	$(0.22)
Basic and diluted shares outstanding (a)	66,399,857	66,399,857	66,399,857	66,399,857

(a)	For the purposes of computing income per share of Common Stock for periods prior to the spin-off on November 6, 2014, the Company treated the common shares issued in connection with the spin-off as if they had been outstanding for all periods presented, similar to a stock split. The 5.5 million options that were issued on the spin-off date (see Note 13) were excluded from the diluted share calculation as their effect would have been anti-dilutive.

See notes to Condensed Consolidated Financial Statements.

2

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

(dollars in thousands)

Equity at December 31, 2013	$407,835
Contributions	247,475
Distributions	(44,321)
Net loss	(33,119)
Equity at September 30, 2014	$577,870

See notes to Condensed Consolidated Financial Statements.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash Flows From Operating Activities
Net loss	$(33,119)	$(14,922)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	74,682	15,544
Amortization of deferred financing fees	6,142	408
Amortization of deferred community fees	(984)	(283)
Amortization of premium on mortgage notes payable	635	137
Non cash straight line rent	(19,034)	—
Change in fair value of contingent consideration	(1,500)	—
Changes in:
Receivables and other assets, net	(9,014)	(7,537)
Due to affiliates	6,334	2,528
Accrued expenses and other liabilities	20,850	6,122
Net cash provided by operating activities	$44,992	$1,997
Cash Flows From Investing Activities
Acquisition of real estate investments	$(299,244)	$(221,697)
Capital expenditures	(5,826)	(1,783)
Deposits paid for investments	(155)	(135)
Net cash used in investing activities	$(305,225)	$(223,615)
Cash Flows From Financing Activities
Proceeds from mortgage notes payable	$80,144	$165,696
Principal payments of mortgage notes payable	(9,942)	(143)
Payment of deferred financing costs	(967)	(4,193)
Contributions	247,475	104,242
Distributions	(44,321)	(23,801)
Net cash provided by financing activities	$272,389	$241,801
Net Increase in Cash and Cash Equivalents	12,156	20,183
Cash and Cash Equivalents, Beginning of Period	30,393	9,720
Cash and Cash Equivalents, End of Period	$42,549	$29,903

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$32,120	$4,013
Cash paid during the period for income taxes	1,350	829
Supplemental Schedule of Non-Cash Investing and Financing Activities
Assumption of mortgage notes payable at fair value	$—	$43,128
Issuance of seller financing for acquisition at fair value	—	9,412
Issuance of contingent consideration at fair value	50	1,500

See notes to Condensed Consolidated Financial Statements.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in thousands, except share data)

1.	ORGANIZATION

New Senior Investment Group Inc. (“New Senior” or “the Company”) invests in a diversified portfolio of senior housing properties across 27 states in the continental United States. The Company was formed as Newcastle Senior Living Holdings LLC, a Delaware limited liability company, in 2012, and as of September 30, 2014, was a wholly owned subsidiary of Newcastle Investment Corp. (“Newcastle”). The Company converted to a Delaware corporation on May 30, 2014 and changed its name to New Senior Investment Group Inc. on June 16, 2014.

On November 6, 2014, subsequent to the date of these financial statements, the spin-off of New Senior was completed with the distribution of all of the outstanding shares of New Senior to the holders of Newcastle common stock. Newcastle was the sole stockholder of the Company until the spin-off. Following the spin-off, New Senior is a separate publicly traded real estate investment trust (“REIT”) primarily focused on investing in senior housing properties and listed on the New York Stock Exchange under the symbol “SNR.” The Company is headquartered in New York, New York.

New Senior intends to elect and qualify to be taxed as a REIT for U.S. federal income tax purposes for the tax year ending December 31, 2014. As such, New Senior will generally not be subject to U.S. federal corporate income tax on that portion of its net income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements.

The Company operates in two reportable segments: (1) Managed Properties and (2) Triple Net Lease Properties.

The Company has invested in 99 senior housing properties as of September 30, 2014. The Company has engaged property managers to manage 42 of its properties on a day-to-day basis under the Managed Properties segment. These properties consist of four dedicated independent living (“IL-only”) properties and 38 properties with a combination of independent living, assisted living or memory care (“AL/MC”) properties. All of the Company’s Managed Properties are operated by either Holiday Acquisition Holdings LLC (“Holiday”), a portfolio company that is majority owned by private equity funds managed by an affiliate of FIG LLC (the “Manager”), a subsidiary of Fortress Investment Group LLC (“Fortress”), or FHC Property Management LLC (together with its subsidiaries, “Blue Harbor”), an affiliate of the Manager, collectively the “Property Managers,” under property management agreements (the “Property Management Agreements”). Under the Property Management Agreements, the Property Managers are responsible for the day-to-day operations of the Company’s senior housing properties and are entitled to a management fee, in accordance with the terms of the Property Management Agreements. See Note 10.

As of September 30, 2014, the Company has also invested in 57 properties (the "Holiday Portfolios" and the "LCS Portfolio") subject to triple net lease arrangements under the Triple Net Lease Properties segment. In a triple net lease transaction, the Company purchases property and leases it back to the seller or to a third party, and the lessee agrees to operate and maintain the property at its own expense, including repairs, maintenance, capital expenditures, utilities, taxes, insurance and the payroll expense of property-level employees. The Company’s triple net lease agreements have terms of approximately 15 or 17 years and include renewal options and periodic rent increases ranging from 2.5% to 4.5% in future years.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – During the nine months ended September 30, 2014 and September 30, 2013, the Company was not operated as a standalone business from Newcastle. The Condensed Consolidated Financial Statements have been prepared on a spin-off basis from the Consolidated Financial Statements and accounting records of Newcastle and reflect Newcastle’s basis in the acquired properties. Management believes that the assumptions and methods of allocation used in the accompanying Condensed Consolidated Financial Statements are reasonable.

These Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The results and cash flows reported in these Condensed Consolidated Financial Statements should not be regarded as necessarily indicative of results that may be expected for the entire fiscal year.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in thousands, except share data)

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These Condensed Consolidated Financial Statements should be read in conjunction with the results of operations, financial position and cash flows in the Company’s Financial Statements as of and for the year ended December 31, 2013 in New Senior’s Registration Statement on Form 10 as filed with the Securities and Exchange Commission.

The accompanying Condensed Consolidated Financial Statements reflect all revenues, expenses and cash flows directly attributable to the Company. Certain expenses of Newcastle, comprised primarily of a portion of its management fee, acquisition and transaction costs and general and administrative costs, have been allocated to New Senior to the extent they were directly associated with the Company for periods prior to the spin-off. The portion of the management fee allocated to New Senior prior to the spin-off represents the product of the management fee rate payable by Newcastle, 1.50%, and New Senior’s gross equity, which management believes is a reasonable method for quantifying the cost of the services provided by the employees of the Manager to the Company. New Senior and Newcastle do not intend to share any costs following the spin-off. See Note 10.

Use of Estimates – Management is required to make estimates and assumptions when preparing financial statements in conformity with GAAP. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements, and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from management’s estimates.

Revenue Recognition

Resident fees and services – Resident fees and services include monthly rental income, care income and ancillary income recognized from the Managed Properties segment. Resident fees and services are recognized monthly as services are provided. Lease agreements with residents are cancelable by the resident with 30 days’ notice. Ancillary income primarily relates to non-refundable community fees. Non-refundable community fees are recognized on a straight-line basis over the average length of stay of residents, which management estimates to be approximately 24 months for assisted living or memory care properties, and approximately 33 months for independent living properties.

Triple Net Lease Properties – Rental revenue from the Triple Net Lease Properties segment is recognized on a straight-line basis over the applicable term of the lease when collectability is reasonably assured.

Recognizing rental revenue on straight-line basis typically results in recognizing revenue in excess of cash amounts contractually due from the Company’s tenants during the first half of the lease term, creating straight line receivables that are included in other assets. As of September 30, 2014 and December 31, 2013, straight-line rent receivables were $19,556 and $522, respectively.

Acquisition Accounting

Acquisitions are accounted for as business combinations. The accounting for acquisitions requires the identification and measurement of all acquired tangible and intangibles assets and assumed liabilities at their respective fair values as of the respective transaction dates. In determining the allocation of acquisition consideration between net tangible and identified intangible assets acquired and liabilities assumed, management makes estimates as to the fair value of assets and liabilities using information obtained as a result of pre-acquisition due diligence, marketing, leasing activities and independent appraisals. In the case of real property, the fair value of the tangible assets acquired is determined by valuing the property as if it were vacant. Also, changes in management's estimates could impact the fair value measurement of contingent consideration and therefore, the overall value of the acquisition as well as the liability that management estimates will have to be paid upon the ultimate resolution of the contingency. The fair value of the contingent consideration is remeasured at each reporting date with the change recorded in other (income) expense in the Condensed Consolidated Statements of Operations. Acquisition-related costs are expensed as incurred within acquisition and transaction expense in the Condensed Consolidated Statements of Operations.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in thousands, except share data)

Real estate investments are recorded at cost less accumulated depreciation.

The Company estimates the fair value of in-place leases as (i) the present value of the estimated rental revenue that would have been forgone, offset by variable costs that would have otherwise been incurred during a reasonable lease-up period, as if the acquired units were vacant and (ii) the estimated absorption costs, such as additional marketing costs that would have been incurred during the leaseup period. The acquisition fair value of the in-place lease intangibles is amortized over the average length of stay of the residents at the senior housing properties on a straight-line basis, which management estimates to be 24 months for AL/MC properties and 33 months for IL-only properties.

Above or below market lease intangibles primarily reflect the fair value of the ground lease agreements in place at acquisition. The Company estimates the fair value of ground lease intangibles as the difference between (a) the leased fee value and (b) the fee simple value. The acquisition fair values of the ground lease intangibles are amortized over the contractual lives of the respective leases.

Other intangibles include non-compete intangibles. Non-compete intangibles reflect the fair value of non-compete agreements at acquisition. The Company estimates the fair value of non-compete intangibles as the sum of (i) the present value of the consulting services during the non-compete period and (ii) the difference between (a) the present value of the net operating income with the non-compete agreements in place and (b) the present value of the net operating income, as if the non-compete agreements were not in place. The acquisition fair value of the non-compete intangibles is amortized over the non-compete period on a straight-line basis, which is five years.

Depreciation is calculated on a straight-line basis using estimated remaining useful lives not to exceed 40 years for buildings, 3 to 10 years for building improvements and 3 to 5 years for other fixed assets.

Amortization is calculated on a straight-line basis using estimated useful lives of 17 to 82 years, 5 to 13 years and 24 to 33 months for above/below market intangibles, other intangibles and in-place lease intangibles, respectively.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  ASU 2014-08 raises the threshold for disposals to qualify as discontinued operations. A discontinued operation is defined as: (1) a component of an entity or group of components that has been disposed of or classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results; or (2) an acquired business that is classified as held for sale on the acquisition date. ASU 2014-08 also requires additional disclosures regarding discontinued operations, as well as material disposals that do not meet the definition of discontinued operations. This update is effective for New Senior in the first quarter of 2015. New Senior is currently evaluating the new guidance to determine the impact it may have to its Condensed Consolidated Financial Statements.

In May 2014, the FASB and the International Accounting Standards Board ("IASB") issued ASU 2014-09 Revenues from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The ASU is effective for the Company in the first quarter of 2017. Early application is not permitted. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance in the ASU. The Company is currently evaluating the new guidance to determine the impact it may have on its Condensed Consolidated Financial Statements.

The FASB has recently issued or discussed a number of proposed standards on such topics as consolidation, financial statement presentation, leases, financial instruments and hedging. Some of the proposed changes are

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in thousands, except share data)

significant and could have a material impact on our reporting. The Company has not yet fully evaluated the potential impact of all these proposals, but will make such an evaluation as the standards are finalized.

3.	ACQUISITIONS

During the nine months ended September 30, 2014, the Company completed the acquisitions of seven portfolios representing 15 senior housing properties for an aggregate purchase price of $299,244. Nine of these properties (eight AL/MC, and one IL-only) were integrated into the Company’s Managed Properties segment while the remaining six properties (four Continuing Care Retirement Communities (“CCRC”), one AL/MC, and one IL-only (together, the “LCS Portfolio”)) are subject to triple net leases with a third party and were integrated into the Company’s Triple Net Lease segment.

The Company has retained Holiday to manage two of the properties acquired in the Managed Properties segment, while the other seven properties acquired are managed by Blue Harbor.

During the nine months ended September 30, 2013, the Company’s completed the acquisitions of 19 senior housing facilities in five different portfolios, all of which were integrated into the Company’s Managed Properties segment. The Company retained Holiday to manage 17 of the properties acquired while the other two properties acquired are managed by Blue Harbor.

The following table summarizes the fair value of identifiable assets acquired and liabilities assumed in connection with the acquisitions completed in the nine months ended September 30, 2014, in accordance with the acquisition method of accounting:

	Managed Properties	Triple Net Lease Properties	Total
Real estate investments	$103,530	$144,148	$247,678
Lease intangibles	13,963	39,475	53,438
Other intangibles	—	960	960
Other liabilities, net of other assets	(1,280)	(1,552)	(2,832)
Total Consideration	$116,213	$183,031	$299,244

Mortgage notes payable	80,144	—	80,144
Net assets	$36,069	$183,031	$219,100
Total acquisition related expenses	$2,150	$980	$3,130

The allocation of the purchase price of net assets acquired as a result of acquisitions completed during the nine months ended September 30, 2014 is still preliminary, pending the completion of various analyses and the finalization of estimates used in the determination of fair values. During the measurement period (which is not to exceed one year from the acquisition date), additional assets or liabilities may be recognized if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets or liabilities as of that date. The preliminary allocation may be adjusted after obtaining additional information regarding, among other things, asset valuations, liabilities assumed and revisions of previous estimates. These adjustments may be significant and will be accounted for retrospectively.

During the three months ended September 30, 2014, measurement period adjustments were made based on the valuation of assets acquired and liabilities assumed. The adjustments included a decrease of $18,657 for real estate investments and an increase of $18,583 and $74 for lease intangibles and other liabilities, respectively. None of the measurement period adjustments had a material impact on the Company's previously reported results of operations.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in thousands, except share data)

The following table illustrates the effect of the acquisitions completed in the nine month period ended September 30, 2014 on revenues and pre-tax net income as if they had been consummated as of January 1, 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$69,809	$67,162	$206,660	$197,544
Pre-tax net Income(loss)	(11,402)	(8,845)	(32,264)	(18,295)

The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred as of January 1, 2013, nor are they necessarily indicative of future operating results.

4.	SEGMENT REPORTING

As of September 30, 2014, the Company operated in two reportable business segments: Triple Net Lease Properties and Managed Properties. Under its Triple Net Lease Properties segment, the Company invests in senior housing and healthcare properties throughout the United States and leases those properties to healthcare operating companies under triple net leases that obligate the tenants to pay all property-related expenses, including repairs, maintenance, capital expenditures, utilities, taxes, insurance and the payroll expense of property-level employees. Under its Managed Properties segment, the Company invests in senior housing properties throughout the United States and engages property managers to manage those senior housing properties.

The Company evaluates performance of the combined properties in each reportable business segment based on segment net operating income (“NOI”). The Company defines NOI as total revenues less property-level operating expenses, which include property management fees and travel cost reimbursements to affiliates. The Company believes that net income, as defined by GAAP, is the most appropriate earnings measurement. However, the Company believes that segment NOI serves as a useful supplement to net income because it allows investors, analysts and management to measure unlevered property-level operating results and to compare the Company’s operating results to the operating results of other real estate companies and between periods on a consistent basis. Segment NOI should not be considered as an alternative to net income as determined in accordance with GAAP.

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	Triple Net Lease Properties	Managed Properties	Consolidated	Managed Properties
Revenues
Resident fees and services	$—	$40,473	$40,473	$24,257
Rental revenue	26,672	—	26,672	—
Less: Property level expenses	—	28,870	28,870	17,926
Segment NOI	$26,672	$11,603	$38,275	$6,331

Depreciation and amortization			$28,670	$7,477
Interest expense			14,130	3,060
Acquisition and transaction expense			3,993	3,604
Management fee to affiliate			2,385	497
General and administrative expense			1,398	305
Other (income) expense			(1,500)	—
Income tax expense			350	67
Net loss			$(11,151)	$(8,679)

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in thousands, except share data)

	Nine months ended and as of September 30, 2014			Nine Months Ended September 30, 2013
	Triple Net Lease Properties	Managed Properties	Consolidated	Managed Properties
Revenues
Resident fees and services	$—	$113,287	$113,287	$50,745
Rental revenue	71,316	—	71,316	—
Less: Property level expenses	—	80,775	80,775	36,385
Segment NOI	$71,316	$32,512	$103,828	$14,360

Depreciation and amortization			$74,682	$15,544
Interest expense			41,532	5,405
Acquisition and transaction expense			12,079	5,584
Management fee to affiliate			5,764	1,090
General and administrative expense			3,053	945
Other (income) expense			(1,500)	—
Income tax expense			1,337	714
Net loss			$(33,119)	$(14,922)
Total assets	$1,211,383	$606,720	$1,818,103	$491,823

Property operating expense includes property management fees and travel reimbursement costs. The Company also reimbursed the Property Managers for property-level payroll expenses. See Note 10 for additional information on these expenses.

The tenant for the Holiday Portfolios accounted for 33.2% and 36.2% of the total revenues for the three and nine months ending September 30, 2014, respectively. The Company’s properties in Florida and California accounted for approximately 38.5% and 11.0% of Managed Properties’ revenues for the nine months ended September 30, 2014, respectively. The Company’s properties in Florida and California accounted for approximately 15.9% and 23.2% of Managed Properties’ revenues for the nine months ended September 30, 2013, respectively. No other properties in the Company’s portfolio accounted for more than 10% of the Managed Properties’ revenues.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in thousands, except share data)

5.	REAL ESTATE INVESTMENTS

Gross Carrying Amount
Balance as of December 31, 2013	$1,373,428
Acquisition of real estate investments	247,678
Additions to real estate investments	5,826
Balance as of September 30, 2014	$1,626,932

Accumulated Depreciation
Balance as of December 31, 2013	$(10,526)
Depreciation expense	(33,918)
Balance as of September 30, 2014	$(44,444)

Depreciation expense for the three months ended September 30, 2014 and September 30, 2013 was $12,358 and $2,472 respectively. Depreciation expense for the nine months ended September 30, 2014 and September 30, 2013 was $33,918 and $4,801 respectively.

Depreciation expense for furniture, fixtures and equipment included in real estate investments for the three months ended September 30, 2014 and September 30, 2013 was $3,152 and $633, respectively. Depreciation expense for furniture, fixtures and equipment included in real estate investments for the nine months ended September 30, 2014 and September 30, 2013 was $8,489 and $928, respectively.

The following tables summarize the Company’s real estate intangibles as of September 30, 2014 and December 31, 2013:

	September 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Above/below market lease intangibles, net	$6,009	$(122)	$5,887	$5,049	$(3)	$5,046
In-place lease intangibles	165,651	(62,003)	103,648	112,214	(21,824)	90,390
Other intangibles	5,800	(813)	4,987	5,800	(347)	5,453
Total Intangibles	$177,460	$(62,938)	$114,522	$123,063	$(22,174)	$100,889

Amortization expense for the three months ended September 30, 2014 and September 30, 2013 was $16,312 and $5,005, respectively.

Amortization expense for the nine months ended September 30, 2014 and September 30, 2013 was $40,764 and $10,743, respectively.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in thousands, except share data)

6.	RECEIVABLES AND OTHER ASSETS, NET

	September 30, 2014	December 31, 2013
Straight line rent receivables	$19,556	$522
Escrows held by lenders	11,047	2,834
Tenant receivables, net	3,144	2,993
Deferred tax asset	1,920	1,179
Prepaid expenses	2,533	2,444
Security deposits	1,320	1,289
Other assets	998	1,052
Other receivables	1,222	1,119
	$41,740	$13,432

Tenant receivables are recorded net of allowance of $40 and $58 as of September 30, 2014 and December 31, 2013, respectively.

The provision for uncollectible tenant receivables included in property operating expense in the Condensed Consolidated Statements of Operations for the three months ended September 30, 2014 and September 30, 2013 was $212 and $100, respectively. The provision for uncollectible tenant receivables included in property operating expense in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2014 and September 30, 2013 was $649 and $116, respectively.

7.	DEFERRED FINANCING COSTS

	September 30, 2014	December 31, 2013
Gross carrying amount	$43,978	$43,011
Accumulated amortization	(7,174)	(1,032)
	$36,804	$41,979

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in thousands, except share data)

8.	MORTGAGE NOTES PAYABLE

	September 30, 2014					December 31, 2013
	Outstanding Face Amount	Carrying Value	Final Stated Maturity	Stated Interest Rate	Weighted Average Maturity (Years)	Outstanding Face Amount	Carrying Value
Managed Properties
Fixed Rate (a)(b)	$157,393	$158,037	Aug 2018- Mar 2020	1.66% to 4.93%	4.6	$159,228	$159,238
Floating Rate (c)	278,549	278,549	Aug 2016- Sep 2019	LIBOR +2.75% to LIBOR +3.75%	3.6	198,584	198,584
Triple Net Lease Properties
Fixed Rate (d)	711,422	711,422	Jan 2021- Jan 2024	3.83% to 8.00%	7.3	719,350	719,350
Total	$1,147,364	$1,148,008			6.0	$1,077,162	$1,077,172

(a)	As of September 30, 2014, for a loan with an outstanding face amount of $11,432, the interest rate for the first two years is based on the applicable US Treasury Security rates. The interest rate for years three through five is 4.5%, 4.75% and 5.0%, respectively.

(b)	As of September 30, 2014, for loans with total outstanding face amounts of $40,750, issued in August 2013, the Company bought down the interest rate to 4.0% for the first two years. Thereafter, the interest rate will range from 5.99% to 6.76%.

(c)	As of September 30, 2014, floating rate mortgage loans with a total carrying value of $165,021 have a London Interbank Offered Rate (“LIBOR”) floor of 1.0%.

(d)	As of September 30, 2014, for loans with total outstanding face amounts of $358,392 and $313,459, the Company bought down the interest rates to 4.00% and 3.83%, respectively, until January 2019. Thereafter, the interest rates will increase to 4.99% and 4.56%, respectively.

The carrying value of the collateral relating to the fixed rate and floating rate mortgages was $1,143,144 and $366,598 as of September 30, 2014 and $1,193,616 and $270,175 as of December 31, 2013, respectively.

The Company’s mortgage notes payable contain various customary financial and other covenants, in some cases including Debt Service Coverage Ratio and Project Yield, as defined in the agreements. The Company was in compliance with the covenants in its mortgage notes payable agreements as of September 30, 2014.

The fair values of mortgage notes payable as of September 30, 2014 and December 31, 2013 was $1,157,815 and $1,075,390, respectively.

Mortgage notes payable are not measured at fair value in the statement of financial position. The disclosed fair value of mortgage notes payable, classified as level 3 within the fair value hierarchy, is based on a discounted cash

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in thousands, except share data)

flow valuation model. Significant inputs in the model include amount and timing of expected future cash flows and interest rates.

9.	ACCRUED EXPENSES AND OTHER LIABILITIES

	September 30, 2014	December 31, 2013
Security deposits payable	$50,947	$43,679
Accounts payable	5,493	2,578
Property tax payable	5,522	774
Rent collected in advance	2,138	2,252
Mortgage interest payable	3,496	1,237
Contingent consideration	50	1,500
Deferred community fees, net	2,959	1,094
Deferred tax liability	1,718	853
Income tax payable	59	243
Other liabilities	7,615	4,484
	$79,997	$58,694

10.	TRANSACTIONS WITH AFFILIATES AND AFFILIATED ENTITIES

Management Agreements

For the three months and nine months ended September 30, 2014 and September 30, 2013, the Company was not party to a standalone management agreement with the Manager. Newcastle, however, has a management agreement with the Manager and as a result, the Company was allocated a portion of the fee paid by Newcastle for management services of $2,385 and $497 for the three months ended September 30, 2014 and September 30, 2013, respectively. The Company was allocated a portion of the fee paid by Newcastle for management services of $5,764 and $1,090 for the nine months ended September 30, 2014 and September 30, 2013, respectively.

Newcastle’s management agreement provides that Newcastle will reimburse the Manager for various expenses incurred by the Manager or its officers, employees and agents on its behalf, including costs of legal, accounting, tax, auditing, administrative and other similar services rendered for Newcastle by providers retained by the Manager or, if provided by the Manager's employees, based on amounts which are no greater than those which would be payable to outside professionals or consultants engaged to perform such services pursuant to agreements negotiated on an arm's-length basis.

Newcastle’s Manager is also entitled to receive an incentive return on a cumulative, but not compounding basis, and subject to certain performance targets and contingent events. Because none of the conditions requiring an incentive payment by Newcastle to the Manager were met, no incentive expense was allocated to the Company.

In conjunction with the spin-off, New Senior entered into a management agreement (the “Management Agreement”) with the Manager dated November 6, 2014, under which the Manager advises the Company on various aspects of its business and manages its day-to-day operations, subject to the supervision of the Company’s board of directors. For its management services, the Manager is entitled to a fee of 1.5% per annum of the Company’s gross equity (generally defined as the equity invested by Newcastle as of the distribution date) calculated and payable monthly in arrears in cash, plus the aggregate offering price from stock offerings, plus certain capital contributions to subsidiaries, less capital distributions (calculated without regard to depreciation and amortization) and repurchases of common stock.

The Manager will be entitled to receive on a quarterly basis annual incentive compensation on a cumulative, but not compounding basis, in an amount equal to the product of (A) 25% of the dollar amount by which (1)(a) funds from operations (as defined in the Management Agreement) before the incentive compensation per share of common

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in thousands, except share data)

stock, plus (b) gains (or losses) from sales of property per share of common stock, plus (c) internal and third party acquisition-related expenses, plus (d) unconsummated transaction expenses, and plus (e) Other Non-Routine Items, exceed (2) an amount equal to (a) the weighted average value per share of the equity invested by Newcastle in the assets of the Company (including total cash contributed to the Company) as of the distribution date and the price per share of the Company’s common stock in any offerings by the Company (adjusted for prior capital dividends or capital distributions, which shall be calculated without regard to depreciation and amortization) multiplied by (b) a simple interest rate of 10% per annum, multiplied by (B) the weighted average number of shares of common stock outstanding.

Because the Manager’s employees perform certain legal, accounting, due diligence tasks and other services that outside professionals or outside consultants otherwise would perform, the Manager is paid or reimbursed for the cost of performing such tasks, provided that such costs and reimbursements are no greater than those which would be paid to outside professionals or consultants on an arm’s-length basis. The Company is also required to pay all operating expenses, except those specifically required to be borne by the Manager under the Management Agreement. The Company is required to pay expenses that include, but are not limited to, issuance and transaction costs incidental to the sourcing, evaluation, acquisition, management, disposition, and financing of the Company’s investments, legal, underwriting, sourcing, asset management and auditing fees and expenses, the compensation and expenses of independent directors, the costs associated with the establishment and maintenance of any credit facilities and other indebtedness of the Company (including commitment fees, legal fees, closing costs, etc.), expenses associated with other securities offerings of the Company, the costs of printing and mailing proxies and reports to the Company’s stockholders, costs incurred by employees or agents of the Manager for travel on the Company’s behalf, costs associated with any computer software or hardware that is solely used by the Company, costs to obtain liability insurance to indemnify directors and officers and the compensation and expenses of the Company’s transfer agent.

Property Management Agreements

Within the Company’s Managed Properties segment, the Company is party to Property Management Agreements with affiliates of Fortress to manage its senior housing properties. Pursuant to the Property Management Agreements for each property, the Company pays property management fees equal to either 5% of the property’s effective gross income (as defined in the Property Management Agreements) or 6% of the property’s gross income (as defined in the agreements) for the first two years and 7% thereafter. As the owner of the managed properties, the Company is responsible for the properties’ operating costs, including repairs, maintenance, capital expenditures, utilities, taxes, insurance and the payroll expense of property-level employees. Property management fees are included in property level operating expenses. Property operating expense include property management fees of $2,505 and $1,450 and travel reimbursement costs of $82 and $52 for the three months ended September 30, 2014 and September 30, 2013, respectively. Property operating expense include property management fees of $6,828 and $3,027 and travel reimbursement costs of $230 and $112 for the nine months ended September 30, 2014 and September 30, 2013, respectively. The payroll expense is structured as a reimbursement to the Property Manager, who is the employer of record. The Company reimbursed the Property Managers for approximately $14,940 and $9,598 of property-level payroll expenses relating to the Company’s operations during the three months ended September 30, 2014 and September 30, 2013, respectively. The Company reimbursed the Property Managers for approximately $42,245 and $19,762 of property-level payroll expenses relating to the Company’s operations during the nine months ended September 30, 2014 and September 30, 2013, respectively. The Property Management Agreements have an initial term of 10 years and provide for automatic one-year extensions after the initial term, subject to termination rights.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in thousands, except share data)

11.	INCOME TAXES

The Company is operating so as to qualify as a REIT under the requirements of the Internal Revenue Code (“Code”). However, certain of the Company’s activities are conducted through Taxable REIT Subsidiaries (“TRS”) and therefore are subject to federal and state income taxes at regular corporate tax rates.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Current
Federal	$(33)	$(154)	$972	$504
State and local	238	(33)	242	108
Total current provision	$205	$(187)	$1,214	$612
Deferred
Federal	$130	$225	$110	$94
State and local	15	29	13	8
Total deferred provision	145	254	123	102
Total Provision for Income Taxes	$350	$67	$1,337	$714

The income tax provisions for the nine months and three months ended September 30, 2014 and September 30, 2013 have been calculated based on the Company’s best estimate of its estimated effective tax rate and estimate of the TRS ordinary income for the corresponding tax year.

12.	COMMITMENTS AND CONTINGENCIES

As of September 30, 2014, management believes there are no material contingencies that would affect the Company’s results of operations, cash flows or financial position.

Certain Obligations, Liabilities and Litigation

The Company may be subject to various obligations, liabilities and litigation assumed in connection with or arising out of its acquisitions or otherwise arising in connection with its on-going business. Some of these liabilities may be indemnified by third parties. However, if these liabilities are greater than expected or were not known to the Company at the time of acquisition, if the Company is not entitled to indemnification, or if the responsible third party fails to indemnify the Company for these liabilities, such obligations, liabilities and litigation could have a material adverse effect on the Company. In addition, in connection with the sale or leasing of properties, the Company may incur various obligations and liabilities, including indemnification obligations, relating to the operations of those properties, which could have a material adverse effect on the Company’s financial position, cash flows and results.

Certain Tax-Related Covenants

If New Senior is treated as a successor to Newcastle under applicable U.S. federal income tax rules, and if Newcastle fails to qualify as a REIT, New Senior could be prohibited from electing to be a REIT. Accordingly, Newcastle has (i) represented that it has no knowledge of any fact or circumstance that would cause New Senior to fail to qualify as a REIT, (ii) covenanted to use commercially reasonable efforts to cooperate with New Senior as necessary to enable New Senior to qualify for taxation as a REIT and receive customary legal opinions concerning REIT status, including providing information and representations to New Senior and its tax counsel with respect to the composition of Newcastle’s income and assets, the composition of its stockholders, and its operation as a REIT; and (iii) covenanted to use its reasonable best efforts to maintain its REIT status for each of Newcastle’s taxable years ending on or before December 31, 2015 (unless Newcastle obtains an opinion from a nationally recognized tax counsel or a private letter ruling from the Internal Revenue Service (“IRS”) to the effect that Newcastle’s failure to

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in thousands, except share data)

maintain its REIT status will not cause New Senior to fail to qualify as a REIT under the successor REIT rule referred to above).

Proceedings Indemnified and Defended by Third Parties

From time to time, the Company is party to certain legal actions, regulatory investigations and claims for which third parties are contractually obligated to indemnify, defend and hold the Company harmless. While the Company is presently not being defended by any tenant and other obligated third parties in these types of matters, there is no assurance that its tenants, their affiliates or other obligated third parties will continue to defend the Company in these matters, or that such parties will have sufficient assets, income and access to financing to enable them to satisfy their defense and indemnification obligations to the Company.

Environmental Costs

As a commercial real estate owner, the Company is subject to potential environmental costs. As of September 30, 2014, management of the Company is not aware of any environmental concerns that would have a material adverse effect on the Company’s financial position or results of operations.

Capital Improvement and Repair Commitments

The Company is committed to making $6,500 available for capital improvements to the properties under certain lease agreements and also agreed to make available an additional $9,000 at certain intervals over the 15 year lease period to be used for further capital improvements. Upon funding the capital improvements, the Company will be entitled to a rent increase. No funding has been provided as of September 30, 2014.

13.	RECENT ACTIVITIES

These Condensed Consolidated Financial Statements include a discussion of material events, if any, which have occurred subsequent to September 30, 2014 (referred to as subsequent events) through the issuance of the Condensed Consolidated Financial Statements.

On October 7, 2014, the Company entered into a new loan agreement in the total amount of $115,000 which carries an interest rate of LIBOR plus 3.25% and has an initial maturity date of October 6, 2017. The loan is secured by the senior housing triple net lease properties acquired by the Company on June 30, 2014 and consist of six properties.

On October 24, 2014, the SEC declared effective the Company's registration statement on Form 10. The spin-off of New Senior was effected as a taxable pro rata distribution of all of the outstanding shares of common stock of New Senior to the holders of Newcastle common stock. Newcastle distributed one share of New Senior common stock for each share of Newcastle common stock held by Newcastle stockholders of record as of the record date, October 27, 2014. The distribution occurred on November 6, 2014. The distribution ratio was based on the number of Newcastle shares outstanding of 66,399,857. In connection with the spin-off, Newcastle contributed to New Senior all of its investments in senior housing properties, any liabilities relating to these properties and a cash and cash equivalents balance of approximately $243 million.

On October 23 2014, the Company’s certificate of incorporation was amended so that its authorized capital stock now consists of 2 billion shares of common stock, par value $0.01 per share, and 100 million shares of preferred stock, par value $0.01 per share. After completion of the spin-off, there are 66,399,857 issued and outstanding shares of common stock which is based on the number of Newcastle’s shares of common stock outstanding on October 27, 2014 and a distribution ratio of one share of New Senior common stock for each share of Newcastle common stock.

Effective upon the spin-off, the Company has a Nonqualified Stock Option and Incentive Award Plan (the “Plan”) which provides for the grant of equity-based awards, including restricted stock, stock options, stock appreciation rights, performance awards, tandem awards and other equity-based and non-equity based awards, in each case to the Manager, and to the directors, officers, employees, service providers, consultants and advisor of the Manager who

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in thousands, except share data)

perform services for New Senior, and to New Senior’s directors, officers, service providers, consultants and advisors. New Senior has initially reserved 30 million shares of its common stock for issuance under the Plan; on the first day of each fiscal year beginning during the ten-year term of the Plan in and after calendar year 2014, that number will be increased by a number of shares of New Senior’s common stock equal to 10% of the number of shares of common stock newly issued by New Senior during the immediately preceding fiscal year. New Senior’s board of directors may also determine to issue options to the Manager that are not subject to the Plan, provided that the number of shares underlying any options granted to the Manager in connection with capital raising efforts would not exceed 10% of the shares sold in such offering and would be subject to NYSE rules.

Prior to the spin-off, Newcastle had issued rights relating to shares of Newcastle’s common stock (the “Newcastle options”) to the Manager in connection with capital raising activities. In connection with the spin-off, 5.5 million options that were held by the Manager, or by the directors, officers or employees of the Manager, were converted into an adjusted Newcastle option and a right relating to a number of shares of New Senior common stock (the “New Senior option”). The exercise price of each adjusted Newcastle option and New Senior option was set to collectively maintain the intrinsic value of the Newcastle option immediately prior to the spin-off and to maintain the ratio of the exercise price of the adjusted Newcastle option and the New Senior option, respectively, to the fair market value of the underlying shares as of the spin-off date, in each case based on the five day average closing price subsequent to the spin-off date. The options expire between November 22, 2014 and August 18, 2024.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand the results of operations and financial condition of New Senior Investment Group Inc. (“New Senior,” the “Company,” “we” or “us”). The following should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included within this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those included in Part II. Item 1A. “Risk Factors.”

OVERVIEW

Our Business

New Senior invests in a diversified portfolio of senior housing properties across 27 states in the continental United States. We were formed as Newcastle Senior Living Holdings LLC, a Delaware limited liability company, in 2012, and as of September 30, 2014, were a wholly owned subsidiary of Newcastle Investment Corp (“Newcastle”). We converted to a Delaware corporation on May 30, 2014 and changed our name to New Senior Investment Group Inc. on June 16, 2014.

On November 6, 2014, our spin-off was completed with the distribution of all of our outstanding shares to the holders of Newcastle common stock. Newcastle was our sole stockholder until the spin-off. Following the spin-off, we are a separate publicly traded real estate investment trust (“REIT”) primarily focused on investing in senior housing properties and listed on the New York Stock Exchange under the symbol “SNR.” We are headquartered in New York, New York.

We conduct our business through two reportable segments: (1) Managed Properties and (2) Triple Net Lease Properties.

We have invested in 99 senior housing properties as of September 30, 2014. We engaged property managers to manage 42 of our properties on a day-to-day basis under the Managed Properties segment. These properties consist of four dedicated independent living properties (“IL-only”) and 38 properties with a combination of independent living, assisted living or memory care properties (“AL/MC”). IL-only properties are age-restricted, multifamily rental properties with central dining that provide residents access to meals and other services such as housekeeping, linen service, transportation and social and recreational activities. AL/MC properties are state-regulated rental properties that provide the same services as IL-only and additionally have staff to provide residents assistance with activities of daily living, such as management of medications, bathing, dressing, and toileting, ambulating and eating. AL/MC properties may include memory care facilities that specifically provide care for individuals with Alzheimer’s disease and other forms of dementia or memory loss.

All of our Managed Properties are operated by either Holiday Acquisition Holdings LLC (“Holiday”), a portfolio company that is majority owned by private equity funds managed by an affiliate of FIG LLC (the “Manager”), a subsidiary of Fortress Investment Group LLC (“Fortress”), or FHC Property Management LLC (together with its subsidiaries, “Blue Harbor”), an affiliate of the Manager, collectively the “Property Managers,” under property management agreements (the “Property Management Agreements”). Under the Property Management Agreements, the Property Managers are responsible for the day-to-day operations of our senior housing properties and are entitled to a management fee, in accordance with the terms of the Property Management Agreements.

As of September 30, 2014, we have also invested in 57 properties subject to triple net lease arrangements under the Triple Net Lease Properties segment. In a triple net lease transaction, we purchase property and lease it back to the seller, or to a third party, and the lessee agrees to operate and maintain the property at its own expense, including repairs, maintenance, capital expenditures, utilities, taxes, insurance and the payroll expense of property-level employees. Our triple net lease agreements have terms of approximately 15 or 17 years and include renewal options and periodic rent increases ranging from 2.5% to 4.5% in future years.

We are externally managed by FIG LLC, a subsidiary of Fortress, and are subject to a management agreement with FIG LLC under which the Manager advises us on various aspects of our business and manages our day-to-day operations, subject to the supervision of our board of directors. For its services, the Manager is entitled to an annual management fee and incentive compensation, both as defined in, and in accordance with the terms of, the management agreement between us and the Manager.

Acquisitions

In January 2014, we acquired one IL-only property and one AL/MC property for an aggregate purchase price of approximately $22.8 million, and financed the properties with $17.3 million of non-recourse mortgage notes. Both properties were integrated into our Managed Properties segment and are managed by Holiday.

In May 2014, we acquired three AL/MC properties for approximately $21.7 million, financed with approximately $15.6 million of non-recourse mortgage notes. These properties were integrated into our Managed Properties segment and are managed by Blue Harbor.

In June 2014, we acquired six properties (four Continuing Care Retirement Communities (‘‘CCRC’’), one IL-only and one AL/MC), collectively the “LCS Portfolio,” for approximately $183.0 million plus acquisition costs. Subsequent to the acquisition of the LCS Portfolio, we entered into a triple net lease agreement with a third party. The LCS Portfolio triple net lease has a 15-year term with two five-year renewal options and first-year rent equal to approximately 7.6% of the purchase price, with annual increases during the following three years of 3.75% and up to 2.5% thereafter. These properties were integrated into our Triple Net Lease Properties segment. In October 2014, we entered into a loan agreement in the total amount of $115.0 million, which carries an interest rate of London Interbank Offered Rate (“LIBOR”) plus 3.25% and has an initial maturity in October 2017. This loan is secured by the LCS Portfolio.

In August 2014, we completed the acquisition of one IL/AL/MC property for $44.4 million, which was financed with $33.8 million of non-recourse mortgage notes. This property was integrated into our Managed Properties segment and is managed by Blue Harbor.

In September 2014, we completed two acquisitions of three AL/MC properties for $27.3 million, which were financed with approximately $13.5 million of non-recourse mortgage notes. These properties were integrated into our Managed Properties segment and are managed by Blue Harbor.

We intend to continue to acquire senior housing properties for both our Managed Properties and Triple Net Lease Properties segments.

MARKET CONSIDERATIONS

We invest in assets that generate significant cash flows and have the potential for meaningful capital appreciation. We seek to employ a conservative capital structure to generate attractive risk adjusted returns throughout different business cycles and interest rate environments. We take an active approach centered around identifying and executing on opportunities, responding to the changing market environment, and managing our investment portfolio to enhance returns. Specifically:

•	we expect projected changes in demographics will drive increased demand for senior housing, creating favorable supply-demand fundamentals;

•	targeting smaller portfolios enables us to reduce competition with other active REIT buyers of large portfolios; and

•	capitalizing on the experience of our Manager in the senior housing industry, we expect to generate growth in property-level net operating income when operational and structural efficiencies are achieved.

We made seven acquisitions of senior housing portfolios comprised of 15 properties during the nine months ended September 30, 2014. We continue to explore opportunities to invest in additional senior housing properties across the United States. While we generally target small portfolios, we have invested in large portfolios that we believe offer attractive risk-adjusted returns.

Our senior housing acquisitions have been financed with a combination of fixed and floating rate debt. Rising interest rates would increase the cost of our floating rate financing and negatively impact the returns on our senior housing investments.

RESULTS OF OPERATIONS

Comparability of Information

We have a limited operating history as we acquired our first portfolio of senior housing properties in July 2012. Because we were not operating as a separate, standalone entity, our results of operations have been prepared on a spin-off basis from the Consolidated Financial Statements and accounting records of Newcastle and reflect Newcastle’s basis in the acquired properties. Management believes that the assumptions and methods of allocation used in our results of operations are reasonable. As of September 30, 2014, we owned 42 managed properties and 57 triple net lease properties. The properties in our portfolio are described in more detail below under “- Our Portfolio.”

Segment Overview

We evaluate our business operations and allocate resources based on two segments: (i) Managed Properties and (ii) Triple Net Lease Properties. Under our Managed Properties segment, we operate 42 properties under Property Management Agreements with the Property Managers. Under our Triple Net Lease Properties segment, we lease the Holiday Portfolios and Telesis Portfolio under three triple net master leases.

We evaluate performance of these reportable business segments based on segment net operating income (“NOI”). We define NOI as total revenue less property operating expense, which include property management fees and travel reimbursements. We believe that net income, as defined by U.S. generally accepted accounting principles (“GAAP”), is the most appropriate earnings measurement. However, we believe that segment NOI serves as a useful supplement to net income because it allows investors, analysts and our management to assess our unleveraged property-level operating results and to compare our operating results to the operating results of other real estate companies and between periods on a consistent basis. Segment NOI should not be considered as an alternative to net income as determined in accordance with GAAP.

Our Managed Properties segment operates various types of senior housing properties and provides our customers with a broad range of services that management believes are integral to the success and growth of this segment. Our Triple Net Lease Properties segment leases senior housing properties on a long-term basis whereby we do not manage the underlying operations, as our tenants are typically responsible for bearing operating costs including maintenance, utilities, taxes, insurance, repairs and capital improvements. Thus, resident fees and services, property operating expense, general and administrative expenses, other income and expenses, and income tax expense are not relevant to the Triple Net Lease Properties segment. Because of such differences in the nature of the segments’ activities, each segment requires a different type of management focus. As such, these segments are managed separately. In deciding how to allocate resources and assess performance, our chief operating decision maker regularly evaluates the performance of our reportable segments on the basis of NOI.

Three months ended September 30, 2014 compared to three months ended September 30, 2013

The following table sets forth our historical results of operations for the three months ended September 30, 2014 and September 30, 2013, derived from our unaudited Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q. Amounts and percentages have been calculated based on unrounded numbers. Accordingly, certain amounts may not add due to this rounding effect.

(dollars in thousands)	Three months ended September 30, 2014		Three months ended September 30, 2013
	Amount	Percent of revenues	Amount	Percent of revenues
Revenues
Resident fees and services	$40,473	60.3%	$24,257	100.0%
Rental revenue	26,672	39.7%	—	—
Total revenues	67,145	100.0%	24,257	100.0%
Expenses
Property operating expense	28,870	43.0%	17,926	73.9%
Depreciation and amortization	28,670	42.7%	7,477	30.8%
Interest expense	14,130	21.0%	3,060	12.6%
Acquisition and transaction expense	3,993	5.9%	3,604	14.9%
Management fee to affiliate	2,385	3.6%	497	2.0%
General and administrative expense	1,398	2.1%	305	1.3%
Other (income) expense	(1,500)	(2.2)%	—	—
Total expenses	77,946	116.1%	32,869	135.5%
Loss before income taxes	(10,801)	(16.1)%	(8,612)	(35.5)%
Income tax expense	350	0.5%	67	0.3%
Net loss	$(11,151)	(16.6)%	$(8,679)	(35.8)%

While the operating results shown above include both the Managed Properties and Triple Net Lease Properties segments, triple net lease properties were acquired on December 23, 2013 and, therefore, there are no amounts included for the Triple Net Lease Properties segment for the three months ended September 30, 2013. In addition, a significant portion of the changes in revenues and expenses between the three months ended September 30, 2014 and September 30, 2013 are a direct result of the acquisition of triple net lease properties in the fourth quarter of 2013, which increased our total number of properties from 31 as of September 30, 2013 to 99 as of September 30, 2014.

The following table provides a comparison of the results of operations of our segments for the three months ended September 30, 2014 and September 30, 2013:

(dollars in thousands)	Three months ended September 30, 2014		Three months ended September 30, 2013
	Amount	Percent of segment revenues	Amount	Percent of segment revenues
Managed Properties
Resident fees and services	$40,473	100.0%	$24,257	100.0%
Property operating expense	28,870	71.3%	17,926	73.9%
Segment NOI for Managed Properties	$11,603	28.7%	$6,331	26.1%

Triple Net Lease Properties
Rental revenue	$26,672	100.0%	$—	—%
Property operating expense	—	—	—	—
Segment NOI for Triple Net Lease Properties	$26,672	100.0%	$—	—%

The following table provides the reconciliation of our segment NOI to net loss, and compares the results of operations for the three months ended September 30, 2014 and September 30, 2013:

(dollars in thousands)	Three months ended September 30, 2014		Three months ended September 30, 2013
	Amount	Percent of revenue	Amount	Percent of revenue
Total revenue	$67,145	100.0%	$24,257	100.0%
Segment NOI for Managed Properties	11,603	17.3%	6,331	26.1%
Segment NOI for Triple Net Lease Properties	26,672	39.7%	—	—
Total NOI	38,275	57.0%	6,331	26.1%
Expenses
Depreciation and amortization	28,670	42.7%	7,477	30.8%
Interest expense	14,130	21.0%	3,060	12.6%
Acquisition and transaction expense	3,993	5.9%	3,604	14.9%
Management fee to affiliate	2,385	3.6%	497	2.0%
General and administrative expense	1,398	2.1%	305	1.3%
Other (income) expense	(1,500)	(2.2)%	—	—%
Income tax expense	350	0.5%	67	0.3%
Net loss	$(11,151)	(16.6)%	$(8,679)	(35.8)%

Managed Properties

	As of and for the three months ended September 30,
	2014	2013
Total properties	42	31
Total beds	5,303	4,177
Average occupancy rate	84.0%	83.8%

Same store information, as used herein, is defined as information for 12 properties owned for the entirety of comparable periods. The following table presents Same Store Segment NOI, Segment NOI for non-Same Store properties and Total Segment NOI for the three months ended September 30, 2014 and September 30, 2013:

(dollars in thousands)	Three months ended September 30,		Increase (Decrease)
	2014	2013	Amount	Percentage
Managed Properties
Resident fees and services	$14,908	$13,797	$1,111	8.1%
Property operating expense	10,132	9,785	347	3.5%
Same Store Segment NOI	4,776	4,012	764	19.0%
Segment NOI for non Same Store properties	6,827	2,319	4,508	NM
Total Segment NOI	$11,603	$6,331	$5,272	NM

NM – Not meaningful

Resident fees and services

Resident fees and services represent tenants’ monthly rental and care fees. Revenue from resident fees and services for the three months ended September 30, 2014 and September 30, 2013 was $40.5 million and $24.3 million, respectively. For the three months ended September 30, 2014, the resident fees and services include revenues derived from the additional 11 properties that were acquired after September 30, 2013 and have been part of the operations since their acquisition date. This series of acquisitions increased the total number of beds by 1,126 to bring the total bed count to 5,303 for the Managed Properties segment at September 30, 2014. Average occupancy rates for the three months ended September 30, 2014 and September 30, 2013 were 84.0 % and 83.8%, respectively.

Same store resident fees and services increased by $1.1 million to $14.9 million for the three months ended September 30, 2014 from $13.8 million for the three months ended September 30, 2013. This increase was driven by an increase in rental rates, in addition to a 1.4% increase in average occupancy rates on a same store basis to 89.0% from 87.6% for the three months ended September 30, 2014 and September 30, 2013, respectively.

Property operating expense

Property operating expense for the three months ended September 30, 2014 and September 30, 2013 were $28.9 million and $17.9 million, respectively. The increase was primarily due to increases in labor, food, utilities, marketing and other costs as a result of the additional properties that were acquired after September 30, 2013 and have been part of the operations since their respective acquisition dates. Property operating expense as a percent of segment revenues decreased to 71.3% for the three months ended September 30, 2014 from 73.9% for the three months ended September 30, 2013.

Property operating expense include property management fee and travel reimbursements paid to Property Managers of $2.6 million and $1.5 million for the three months ended September 30, 2014 and September 30, 2013, respectively. Pursuant to our Property Management Agreements, we pay fees equal to either (i) 5% of the property’s effective gross income (as defined in each respective agreement) or, (ii) 6% of the property’s effective gross income (as defined in each respective agreement) for the first two years and 7% thereafter.

Same store property operating expense increased by $0.3 million to $10.1 million from $9.8 million for the three months ended September 30, 2014 and September 30, 2013, respectively, primarily due to an increase in average same store occupancy rates.

Segment NOI for Managed Properties

Segment NOI for Managed Properties was $11.6 million and $6.3 million, or as a percent of resident fees and services, 28.7% and 26.1%, for the three months ended September 30, 2014 and September 30, 2013, respectively. The increase in segment NOI was primarily due to the increase in resident fees and services, as explained above, and reflects the impact of the acquisitions of 11 senior housing properties that have taken place since September 30, 2013.

Same Store Segment NOI for the Managed Properties segment increased by $0.8 million, to $4.8 million for the three months ended September 30, 2014 from $4.0 million for the three months ended September 30, 2013, due to an increase in average occupancy rates of 1.4% for same store properties.

Triple Net Lease Properties

Rental revenue and Segment NOI for Triple Net Lease Properties

Segment NOI for Triple Net Lease Properties was $26.7 million and $0 for the three months ended September 30, 2014 and September 30, 2013, respectively, as we made our initial triple net lease properties investment on December 23, 2013. As a percentage of rental revenue, segment NOI was 100% of revenue for the three months ended September 30, 2014, as the lessee agrees to operate the property and bear the related costs, including repairs, maintenance, capital expenditures, utilities, taxes, insurance and the payroll expense of property-level employees. Average occupancy rate for the three months ended September 30, 2014 was 88.1%.

Expenses

Depreciation and amortization

Depreciation and amortization expense was $28.7 million and $7.5 million for the three months ended September 30, 2014 and September 30, 2013, respectively. The increase was primarily as a result of 68 additional properties that were acquired after September 30, 2013 and have been part of the operations since their respective acquisition dates.

Interest expense

Interest expense was $14.1 million and $3.1 million for the three months ended September 30, 2014 and September 30, 2013, respectively. Since September 30, 2013, we incurred an additional $818.9 million and repaid $10.5 million of mortgage notes payable. The increase primarily relates to interest on additional debt incurred with the acquisition of an additional 68 properties since September 30, 2013.

The weighted average effective interest rate for the three months ended September 30, 2014 and September 30, 2013 was 4.93% and 3.21%, respectively.

Acquisition and transaction expense

Acquisition and transaction expense for the three months ended September 30, 2014 and September 30, 2013 was $4.0 million and $3.6 million, respectively. Acquisition and transaction expense consists of spin-off related costs, transition and integration expenses along with accounting, legal and due diligence fees related to our acquisitions, which are expensed as incurred. Acquisition and transaction expense include $2.0 million for spin-off related costs during the three months ended September 30, 2014. There were no spin-off related costs for the three months ended September 30, 2013.

Management fee to affiliate

Management fee to affiliate expense was $2.4 million and $0.5 million for the three months ended September 30, 2014 and September 30, 2013, respectively.

Newcastle is party to a management agreement with the Manager, and, as a subsidiary of Newcastle, we were allocated a portion of the relevant management fee calculated as 1.5% of daily gross equity, as defined.

General and administrative expense

General and administrative expense for the three months ended September 30, 2014 and September 30, 2013 was $1.4 million and $0.3 million, respectively. The increase was primarily driven by growth in the portfolio, coupled with expenses associated with the implementation of Sarbanes-Oxley compliant accounting policies and procedures as part of becoming a standalone public company.

Other (income) expense

Other income increased by $1.5 million due to a fair value adjustment to the contingent consideration income associated with the purchase of assets in 2013.

Income tax expense

We are operating so as to qualify as a REIT under the requirements of the Internal Revenue Code (“Code”). However, certain of our activities are conducted through Taxable REIT Subsidiaries (“TRS”) and therefore are subject to federal and state income taxes. During the three months ended September 30, 2014 and September 30, 2013, our TRSs recorded approximately $0.4 million and $0.1 million in income tax expense, respectively.

We will continue to seek to qualify as a REIT while conducting certain activities, such as operating the Managed Properties segment, through our TRS.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

The following table sets forth our historical results of operations for the nine months ended September 30, 2014 and September 30, 2013, derived from our unaudited Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q. Amounts and percentages have been calculated based on unrounded numbers. Accordingly, certain amounts may not add due to this rounding effect.

(dollars in thousands)	Nine months ended September 30, 2014		Nine months ended September 30, 2013
	Amount	Percent of revenues	Amount	Percent of revenues
Revenues
Resident fees and services	$113,287	61.4%	$50,745	100.0%
Rental revenue	71,316	38.6%	—	—
Total revenues	184,603	100.0%	50,745	100.0%
Expenses
Property operating expense	80,775	43.8%	36,385	71.7%
Depreciation and amortization	74,682	40.5%	15,544	30.6%
Interest expense	41,532	22.5%	5,405	10.7%
Acquisition and transaction expense	12,079	6.5%	5,584	11.0%
Management fee to affiliate	5,764	3.1%	1,090	2.1%
General and administrative expense	3,053	1.7%	945	1.9%
Other (income) expense	(1,500)	(0.8)%	—	—
Total expenses	$216,385	117.2%	$64,953	128.0%
Loss before income taxes	(31,782)	(17.2)%	(14,208)	(28.0)%
Income tax expense	1,337	0.7%	714	1.4%
Net loss	$(33,119)	(17.9)%	$(14,922)	(29.4)%

While the operating results shown above include both the Managed Properties and Triple Net Lease Properties segments, initial triple net lease properties were acquired on December 23, 2013 and, therefore, there are no amounts included for the Triple Net Lease Properties segment for the nine months ended September 30, 2013. In addition, a significant portion of the changes in revenues and expenses between the nine months ended September 30, 2014 and September 30, 2013 are a direct result of the acquisition of triple net lease properties in the fourth quarter of 2013, which increased our total number of properties from 31 as of September 30, 2013 to 99 as of September 30, 2014.

The following table provides a comparison of the results of operations of our segments for the nine months ended September 30, 2014 and September 30, 2013:

(dollars in thousands)	Nine months ended September 30, 2014		Nine months ended September 30, 2013
	Amount	Percent of segment revenues	Amount	Percent of segment revenues
Managed Properties
Resident fees and services	$113,287	100.0%	$50,745	100.0%
Property operating expense	80,775	71.3%	36,385	71.7%
Segment NOI for Managed Properties	$32,512	28.7%	$14,360	28.3%
Triple Net Lease Properties
Rental revenue	$71,316	100.0%	$—	—%
Property operating expense	—	—	—	—
Segment NOI for Triple Net Lease Properties	$71,316	100.0%	$—	$—%

The following table provides the reconciliation of our segment NOI to net loss, and compares the results of our operations for the nine months ended September 30, 2014 and September 30, 2013:

(dollars in thousands)	Nine months ended September 30, 2014		Nine months ended September 30, 2013
	Amount	Percent of revenues	Amount	Percent of revenues
Total revenue	$184,603	100.0%	$50,745	100.0%
Segment NOI for Managed Properties	32,512	17.6%	14,360	28.3%
Segment NOI for Triple Net Lease Properties	71,316	38.6%	—	—
Total NOI	$103,828	56.2%	$14,360	28.3%
Expenses
Depreciation and amortization	74,682	40.5%	15,544	30.6%
Interest expense	41,532	22.5%	5,405	10.7%
Acquisition and transaction expense	12,079	6.5%	5,584	11.0%
Management fee to affiliate	5,764	3.1%	1,090	2.1%
General and administrative expense	3,053	1.7%	945	1.9%
Other (income) expense	(1,500)	(0.8)%	—	—
Income tax expense	1,337	0.7%	714	1.4%
Net loss	$(33,119)	(17.9)%	$(14,922)	(29.4)%

Managed Properties

	As of and for the nine months ended September 30,
	2014	2013
Total properties	42	31
Total beds	5,303	4,177
Average occupancy rate	85.6%	83.5%

Same store information, as used herein, is defined as information for 12 properties owned for the entirety of comparable periods. The following table presents Same Store Segment NOI, Segment NOI for non Same Store properties and Total Segment NOI for the nine months ended September 30, 2014 and September 30, 2013:

(dollars in thousands)	For the nine months ended September 30,		Increase
	2014	2013	Amount	Percentage
Managed Properties
Resident fees and services	$43,747	$40,285	$3,462	8.6%
Property operating expense	29,455	28,243	1,212	4.3%
Same Store Segment NOI	14,292	12,042	2,250	18.7%
Segment NOI for non Same Store properties	18,220	2,318	15,902	NM
Total Segment NOI	$32,512	$14,360	$18,152	NM

NM – Not meaningful

Resident fees and services

Resident fees and services represent tenants’ monthly rental and care fees. Revenue from resident fees and services for the nine months ended September 30, 2014 and September 30, 2013 was $113.3 million and $50.7 million, respectively. For the nine months ended September 30, 2014, the resident fees and services include revenues derived from the additional 11 properties that were acquired after September 30, 2013 and have been part of the operations since their respective acquisition dates. This series of acquisitions increased the total number of beds by 1,126 and brought the total bed count to 5,303 for the Managed Properties segment at September 30, 2014. Average occupancy rates for the nine months ended September 30, 2014 and September 30, 2013 were 85.6% and 83.5%, respectively.

Same store resident fees and services increased by $3.5 million to $43.8 million for the nine months ended September 30, 2014 from $40.3 million for the nine months ended September 30, 2013. This increase was driven by a 1.3% increase in average occupancy rates on a same store basis to 88.8% from 87.5% for the nine months ended September 30, 2014 and September 30, 2013, respectively.

Property operating expense

Property operating expense for the nine months ended September 30, 2014 and September 30, 2013 were $80.8 million and $36.4 million, respectively. The increase was primarily due to increases in labor, food, utilities, marketing and other costs as a result of the additional properties that were acquired after September 30, 2013 and have been part of the operations since their respective acquisition dates. Property operating expense as a percent of segment revenues decreased to 71.3% for the nine months ended September 30, 2014 from 71.7% for the nine months ended September 30, 2013.

Property operating expense include property management fee and travel reimbursements paid to Property Managers of $7.1 million and $3.1 million for the nine months ended September 30, 2014 and September 30, 2013, respectively. Pursuant to our Property Management Agreements, we pay fees equal to either (i) 5% of the property’s effective gross income (as defined in each respective agreement) or, (ii) 6% of the property’s effective gross income (as defined in each respective agreement) for the first two years and 7% thereafter.

Same store property operating expense increased by $1.2 million to $29.4 million from $28.2 million for the nine months ended September 30, 2014 and September 30, 2013, respectively, primarily due to an increase in average same store occupancy.

Segment NOI for Managed Properties

Segment NOI for Managed Properties was $32.5 million and $14.4 million, or as a percent of resident fees and services, 28.7% and 28.3%, for the nine months ended September 30, 2014 and September 30, 2013, respectively. The increase in segment NOI was primarily due to the increase in resident fees and services, as explained above, and reflects the impact of the acquisitions of 11 senior housing properties that have taken place since September 30, 2013.

Same Store Segment NOI for the Managed Properties segment increased by $2.3 million to $14.3 million for the nine months ended September 30, 2014 from $12.0 million for the nine months ended September 30, 2013, primarily due to an increase in average occupancy rates.

Triple Net Lease Properties

Rental revenue and Segment NOI for Triple Net Lease Properties

Segment NOI for Triple Net Lease Properties was $71.3 million and $0 for the nine months ended September 30, 2014 and September 30, 2013, respectively, as we made our initial triple net lease properties investment on December 23, 2013. As a percentage of rental revenue, segment NOI was 100% of revenue for the nine months ended September 30, 2014, as the lessee agrees to operate the property and bear the related costs, including repairs, maintenance, capital expenditures, utilities, taxes, insurance and the payroll expense of property-level employees. Average occupancy rate for the nine months ended September 30, 2014 was 89.0%.

Expenses

Depreciation and amortization

Depreciation and amortization expense was $74.7 million and $15.5 million for the nine months ended September 30, 2014 and September 30, 2013, respectively. The increase was primarily as a result of 68 additional properties that were acquired after September 30, 2013 and have been part of the operations since their respective acquisition dates.

Interest expense

Interest expense was $41.5 million and $5.4 million for the nine months ended September 30, 2014 and September 30, 2013, respectively. Since September 30, 2013, we incurred an additional $818.9 million and repaid $10.5 million of mortgage notes payable. The increase primarily relates to interest on additional debt incurred with the acquisition of an additional 68 properties since September 30, 2013.

The weighted average effective interest rate for the nine months ended September 30, 2014 and September 30, 2013 was 5.02% and 4.67%, respectively.

Acquisition and transaction expense

Acquisition and transaction expense for the nine months ended September 30, 2014 and September 30, 2013 was $12.1 million and $5.6 million, respectively. Acquisition and transaction expense consists of spin-off related costs, transition and integration expenses along with accounting, legal and due diligence fees related to our acquisitions, which are expensed as incurred. Acquisition and transaction expense include $7.8 million for spin-off related costs during the nine months ended September 30, 2014. There were no spin related costs for the nine months ended September 30, 2013.

Management fee to affiliate

Management fee to affiliate expense was $5.8 million and $1.1 million for the nine months ended September 30, 2014 and September 30, 2013, respectively.

Newcastle is a party to a management agreement with the Manager, and, as a subsidiary of Newcastle, we were allocated a portion of the relevant management fee calculated as 1.5% of daily gross equity, as defined.

General and administrative expense

General and administrative expenses for the nine months ended September 30, 2014 and September 30, 2013 were $3.1 million and $0.9 million, respectively. The increase was primarily driven by growth in the portfolio, coupled with expenses associated with the implementation of Sarbanes-Oxley compliant accounting policies and procedures as part of becoming a standalone public company.

Other (income) expense

Other income increased by $1.5 million due to a fair value adjustment to the contingent consideration income associated with the purchase of assets in 2013.

Income tax expense

We are operating so as to qualify as a REIT under the requirements of the Code. However, certain of our activities are conducted through TRS and therefore are subject to federal and state income taxes. During the nine months ended September 30, 2014 and September 30, 2013, our TRSs recorded approximately $1.3 million and $0.7 million in income tax expense, respectively.

We will continue to seek to qualify as a REIT while conducting certain activities, such as operating the Managed Properties segment, through our TRS.

OUR PORTFOLIO

Our portfolio is currently comprised of senior housing properties, including IL-only properties, AL/MC properties and CCRC properties, as described in more detail below. Our Manager will make decisions about our future investments in accordance with broad investment guidelines adopted by our board of directors. Accordingly, we may, without a stockholder vote, change the composition of our portfolio and acquire assets that differ from, and are possibly riskier than, our current portfolio.

The following tables summarize the geographic locations of our senior housing portfolios as of September 30, 2014:

Managed Properties:

Location	Number of communities	Number of beds	Percentage of revenue for the nine months ended September 30, 2014
Arizona	1	108	3.1%
California	3	328	11.0%
Florida	16	2,330	38.3%
Idaho	1	121	4.1%
Michigan	1	145	1.8%
Mississippi	1	67	0.1%
New Hampshire	3	147	1.9%
New York	1	118	2.4%
North Carolina	1	176	3.3%
Ohio	1	117	2.6%
Oregon	2	165	6.5%
Pennsylvania	2	291	8.2%
Tennessee	2	124	0.1%
Texas	2	470	5.4%
Utah	4	475	9.6%
Virginia	1	121	1.6%
Total	42	5,303	100.0%

Triple Net Lease Properties:

Location	Number of communities	Number of beds	Percentage of revenue for the nine months ended September 30, 2014
Arizona	1	115	1.3%
California	2	235	4.7%
Colorado	4	439	6.2%
Connecticut	2	276	5.3%
Florida	3	370	6.1%
Illinois	1	111	1.5%
Iowa	2	215	2.6%
Kansas	2	238	3.4%
Kentucky	1	117	2.5%
Louisiana	1	103	0.6%
Michigan	1	121	1.6%
Mississippi	1	93	0.9%
Missouri	3	320	6.3%
Montana	1	115	1.8%
Nevada	1	121	2.2%
New York	2	234	4.8%
North Carolina	2	240	4.7%
Oregon	6	600	9.2%
Pennsylvania	3	345	6.9%
Tennessee	1	109	1.1%
Texas	14	2,204	20.2%
Utah	1	117	1.9%
Virginia	1	120	2.3%
Wisconsin	1	116	1.9%
Total	57	7,074	100.0%

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity needs are to (i) fund operating expenses, (ii) meet debt service requirements, (iii) fund recurring capital expenditures and acquisition activities and (iv) make dividend distributions. At September 30, 2014, we had approximately $42.5 million in liquidity, consisting of unrestricted cash and cash equivalents. In connection with the spin-off, Newcastle contributed cash to us in the amount of $197.0 million. Accordingly, we had approximately $243.0 million in liquidity at the spin-off date. Cash flow provided by operations constitutes a critical component of our liquidity. Essentially, our cash flow provided by operations is equal to (i) revenues received from our senior housing portfolios, less (ii) operating expenses (primarily management fees, property operating expense, professional fees, insurance and taxes), less (iii) interest on the mortgage notes payable. We generated $45.0 million and $2.0 million of cash flow from operations during the nine months ended September 30, 2014 and 2013, respectively.

We anticipate that our cash on hand combined with our cash flows provided by operating activities will be sufficient to fund our business operations, recurring capital expenditures, debt service and distributions to our shareholders over the next twelve months. In addition, we may elect to meet certain liquidity requirements through proceeds from the sale of assets or from borrowings and/or equity and debt offerings.

These expectations are forward-looking and subject to a number of uncertainties and assumptions, which are described below under “- Factors That Could Impact Our Liquidity, Capital Resources and Capital Obligations” as well as “Risk Factors.” If our expectations about our liquidity prove to be incorrect, we could be subject to a shortfall in liquidity in the future, and this shortfall may occur rapidly and with little or no notice, which would limit our ability to address the shortfall on a timely basis.

Factors That Could Impact Our Liquidity, Capital Resources and Capital Obligations

The following factors could impact our liquidity, capital resources and capital obligations. As such, if their outcomes do not meet our expectations, changes in these factors may negatively impact liquidity:

•	Access to Financing: Decisions by investors, counterparties and lenders to enter into transactions with us will depend upon a number of factors, such as our historical and projected financial performance, compliance with covenant terms, industry and market trends, the availability of capital and our investors’, counterparties’, and lenders’ policies and rates applicable thereto and the relative attractiveness of alternative investment or lending opportunities.

•	Impact of Expected Additional Borrowings or Sales of Assets on Cash Flows: The availability and timing of and proceeds from additional borrowings may be different than expected or may not occur as expected. Proceeds from sales of assets are unpredictable and may vary materially from their estimated fair value and carrying value.

Debt Obligations

Mortgage notes related to certain senior housing properties contain various customary loan covenants, in some cases including a Debt Service Coverage Ratio and Project Yield, as defined in the agreements. We were in compliance with all of the covenants as of September 30, 2014.

Capital Expenditures

For our Managed Properties segment, we anticipate that capital expenditures will be funded through operating cash flows from the managed properties along with additional borrowings. However, our borrowing capability may be limited or restricted in certain circumstances by our existing contractual debt obligations and, therefore, limit our ability to fund capital expenditures.

With respect to our Triple Net Lease Properties segment, the terms of these arrangements typically require the tenants to fund all necessary capital expenditures in order to maintain and improve the applicable senior housing properties. To the extent that our tenants are unwilling or unable to fund these capital expenditure obligations under the existing lease arrangements, we may fund capital expenditures with additional borrowings or cash flow from the operations of these senior housing properties. We may also provide corresponding loans or advances to tenants which would increase the rent payable to us.

Cash Flows

Operating activities

Net cash provided by operating activities was $45.0 million and $2.0 million for the nine months ended September 30, 2014 and 2013, respectively. The increase was primarily driven by the cash flows received for resident fees and services as a result of increased number of properties in the Managed Properties segment and rental revenue in the Triple Net Lease Properties segment.

Investing activities

Net cash used in investing activities was $305.2 million and $223.6 million for the nine months ended September 30, 2014 and September 30, 2013, respectively. This was primarily due to an increase in the cash paid for the acquisition of real estate investments.

Financing activities

Net cash provided by financing activities was $272.4 million and $241.8 million for the nine months ended September 30, 2014 and September 30, 2013, respectively. The increase was primarily driven by the change in capital contributions, which were partially offset by the decrease in proceeds from mortgage notes payable.

REIT Compliance Requirements

We are organized and intend to conduct our operations to qualify as a REIT for U.S. federal income tax purposes. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, excluding net capital gains. We intend to pay dividends greater than all of our REIT taxable income to holders of our common stock in 2014, if and to the extent authorized by our board of directors. We note that a portion of this requirement may be able to be met in future years with stock dividends, rather than cash distributions, subject to limitations. We expect that our operating cash flows will exceed REIT taxable income due to depreciation and other non-cash deductions in computing REIT taxable income. However, before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our obligations. If we do not have sufficient liquid assets to enable us to satisfy the 90% distribution requirement, or if we decide the retain cash, we may sell assets, issue additional equity securities or borrow funds to make cash distributions, or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

Income Tax

While the Company is operating so as to qualify as a REIT under the requirements of the Internal Revenue Code (“Code”), certain of our activities are conducted through TRSs and therefore are subject to federal and state income taxes at regular corporate tax rates. Our TRSs lease properties from our REIT entities for which the TRSs are charged rent based on market rates following the terms of the lease agreements between the TRSs and the REIT entities. As of September 30, 2014, the Company is in the process of reviewing these agreements and we may modify certain provisions in order to clarify existing terms. Any modification to the timing or extent of lease payments between our REIT entities and the TRSs would result in a change to our taxable income, although our pre-tax income would remain unchanged due to the fact that our REIT entities and the TRSs are consolidated and transactions between consolidated entities are eliminated.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2014, we do not have any off-balance sheet arrangements. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, special purpose or variable interest entities established to facilitate off-balance sheet arrangements. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intend to provide additional funding to any such entities.

CONTRACTUAL OBLIGATIONS

During the nine months ended September 30, 2014, we had all of the material contractual obligations referred to in New Senior’s Registration Statement on Form 10 as of and for the year ended December 31, 2013. In addition, we incurred an aggregate of $30.8 million, $33.7 million and $15.6 million in mortgage notes payable, with maturities in 2019, 2018, and 2017, respectively. In October 2014, we entered into a new loan agreement in the total amount of $115.0 million, which matures in October 2017.

In addition to mortgage notes payable, we are a party to the Management Agreement with the Manager and Property Management Agreements with Property Managers. However, at this time, the amount of this obligation is not estimable. Lastly, we committed to making available $6.5 million immediately for capital improvements and other repairs in the properties under certain lease agreements and also agreed to make available an additional $9.0 million at certain intervals during the lease period to be used for further capital improvements. Upon funding the capital improvements, we will be entitled to a rent increase. No funding has been provided as of September 30, 2014. We do not have any supplier contracts or other material commitments at this time.

INFLATION

Our triple net leases provide for either fixed increases in base rents and/or indexed escalators, based on the Consumer Price Index. In our Managed Properties segment, resident agreements are generally month to month agreements affording us the opportunity to increase prices subject to market and other conditions. We believe that inflationary increases in costs and expenses will be offset, at least in part, by contractual rent and resident fee increases.

NON-GAAP FINANCIAL MEASURES

We believe that net income, as defined by GAAP, is the most appropriate earnings measurement. However, we consider certain non-GAAP financial measures to be useful supplemental measures of our operating performance. A non-GAAP financial measure is a measure of historical or future financial performance, financial position or cash flows that excludes or includes amounts that are not so excluded from or included in the most comparable GAAP measure. The following describes the non-GAAP financial measures based on which management evaluates our operating performance and that we consider most useful to investors, and sets forth reconciliations of these measures to the most directly comparable GAAP financial measures.

The non-GAAP financial measures we present in this Form 10-Q may not be identical to those presented by other real estate companies due to the fact that not all real estate companies use the same definitions. You should not consider these measures as alternatives to net income (determined in accordance with GAAP) as indicators of our financial performance or as alternatives to cash flow from operating activities (determined in accordance with GAAP) as measures of our liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs. In order to facilitate a clear understanding of our consolidated historical operating results, you should examine these measures in conjunction with net income as presented in our Condensed Consolidated Financial Statements and other financial data included elsewhere in this Form 10-Q.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization

We consider Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) as an important supplemental measure to net income because it provides additional information with which to evaluate our operating performance on an unleveraged basis, Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, excluding acquisition and transaction expense, gains (losses) on sales of real estate, impairment charges and changes in fair value of contingent consideration and financial instruments. Adjusted EBITDA does not represent, and should not be considered as an alternative to, net income as determined in accordance with GAAP.

The following table sets forth a reconciliation of net income (loss) to Adjusted EBITDA for the three and nine months ended September 30, 2014 and September 30, 2013:

(dollars in thousands)	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Net loss	$(11,151)	$(8,679)	$(33,119)	$(14,922)
Interest expense	14,130	3,060	41,532	5,405
Income tax expense	350	67	1,337	714
Depreciation and amortization	28,670	7,477	74,682	15,544
Acquisition and transaction expense	3,993	3,604	12,079	5,584
Change in fair value of contingent consideration (a)	(1,500)	—	(1,500)	—
Adjusted EBITDA	$34,492	$5,529	$95,011	$12,325

(a)	Included in other (income) expense in the Condensed Consolidated Statements of Operations.

Net Operating Income

We consider NOI as an important supplemental measure used to evaluate the operating performance of our segments because it allows investors, analysts and our management to assess our unleveraged property-level operating results and to compare our operating results with other real estate companies, and between periods on a consistent basis. We define NOI as total revenue less property level operating expenses.

The following table sets forth a reconciliation of net loss to NOI for the three and nine months ended September 30, 2014 and September 30, 2013:

(dollars in thousands)	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Revenue	$67,145	$24,257	$184,603	$50,745
Property operating expense	28,870	17,926	80,775	36,385
NOI	$38,275	$6,331	$103,828	$14,360
Depreciation and amortization	28,670	7,477	74,682	15,544
Interest expense	14,130	3,060	41,532	5,405
Acquisition and transaction expense	3,993	3,604	12,079	5,584
Management fee to affiliate	2,385	497	5,764	1,090
General and administrative expense	1,398	305	3,053	945
Other (income) expense	(1,500)	—	(1,500)	—
Income tax expense	350	67	1,337	714
Net loss	$11,151	$8,679	$33,119	$14,922

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations is based upon our historical financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Actual results could differ from these estimates. Management believes that the estimates and assumptions utilized in the preparation of the Condensed Consolidated Financial Statements are prudent and reasonable. Actual results historically have been in line with management’s estimates and judgments used in applying each of the accounting policies described below, as modified periodically to reflect current market conditions.

A summary of our significant accounting policies is presented in Note 2 to our Condensed Consolidated Financial Statements and as of and for the year ended December 31, 2013 in our Registration Statement on Form 10, as filed with the Securities and Exchange Commission.

Acquisition Accounting

Acquisitions are accounted for as business combinations. The accounting for acquisitions requires the identification and measurement of all acquired tangible and intangibles assets and assumed liabilities at their respective fair values as of the respective transaction dates. In determining the allocation of acquisition consideration between net tangible and identified intangible assets acquired and liabilities assumed, management makes estimates as to the fair value of assets and liabilities using information obtained as a result of pre-acquisition due diligence, marketing, leasing activities and independent appraisals. In the case of real property, the fair value of the tangible assets acquired is determined by valuing the property as if it were vacant.

We estimate the fair value of in-place leases as (i) the present value of the estimated rental revenue that would have been forgone, offset by variable costs that would have otherwise been incurred during a reasonable lease-up period, as if the acquired units were vacant and (ii) the estimated absorption costs, such as additional marketing costs that would have been incurred during the lease-up period. The acquisition fair value of the in-place lease intangibles is amortized over the average length of stay of the residents at the senior housing properties on a straight-line basis, which management estimates to be 24 months for AL/MC properties and 33 months for IL-only properties.

Above or below market lease intangibles primarily reflect the fair value of the ground lease agreements in place at acquisition. We estimate the fair value of ground lease intangibles as the difference between (a) the leased fee value and (b) the fee simple value. The acquisition fair values of the ground lease intangibles are amortized over the contractual lives of the respective leases.

Other intangibles include non-compete intangibles. Non-compete intangibles reflect the fair value of non-compete agreements at acquisition. We estimate the fair value of non-compete intangibles as the sum of (i) the present value of the consulting services during the non-compete period and (ii) the difference between (a) the present value of the net operating income with the non-compete agreements in place and (b) the present value of the net operating income, as if the non-compete agreements were not in place. The acquisition fair value of the non-compete intangibles is amortized over the non-compete period on a straight-line basis, which is five years.

Depreciation is calculated on a straight-line basis using estimated remaining useful lives not to exceed 40 years for buildings, 3 to 10 years for building improvements and 3 to 5 years for other fixed assets.

Amortization is calculated on a straight-line basis using estimated useful lives of 17 to 82 years, 5 to 13 years and 24 to 33 months for above/below market intangibles, other intangibles and in-place lease intangibles, respectively.

Revenue Recognition

Resident fees and services – Resident fees and services include monthly rental revenue, care income and ancillary income recognized from our Managed Properties segment. Resident fees and services are recognized monthly as services are provided. Lease agreements with residents are cancelable by the resident with 30 days’ notice. Care income relates to direct medical and nursing care for residents and includes providing care for individuals with Alzheimer’s disease and other forms of dementia or memory loss. Ancillary income primarily relates to non-refundable community fees. Non-refundable community fees are recognized on a straight-line basis over the average length of stay of residents, which management estimates to be approximately 24 months for assisted living or memory care properties, and approximately 33 months for independent living properties.

Rental revenue – Rental revenue from our Triple Net Lease Properties segment is recognized on a straight-line basis over the applicable term of the lease when collectability is reasonably assured. Our triple net lease arrangements provide for periodic and determinable increases in base rent. Recognizing rental revenue on straight-line basis typically results in recognizing revenue in excess of cash amounts contractually due from our tenants during the first half of the lease term, creating a straight line receivable that is included in other assets.

Provision for uncollectible receivables

We maintain a provision for uncollectible receivables relating to rent receivables and estimated losses resulting from tenant defaults. On an ongoing basis, we monitor the liquidity and creditworthiness of our tenants using qualitative and quantitative factors. This subjective evaluation considers economic conditions, industry and general business climate, property performance and other factors. Significant adverse changes in the economic environment could result in more substantial losses resulting from tenant defaults.

Impairment of Investments in Real Estate Lease Intangibles

We own senior housing properties held for investment. Intangibles and long-lived assets are tested for potential impairment annually or whenever changes in circumstances indicate the carrying value may not be recoverable. Indicators of impairment include material adverse changes in the projected revenues and expenses, significant underperformance relative to historical or projected future operating results and significant negative industry or economic trends. Assets could become impaired in the future as a result of declines in profitability due to changes in occupancy rates, rental pricing, the manner in which an asset is used, physical condition of an asset and regulatory and economic environments. Significant adverse changes in the business environment for any reason could decrease future expected cash flows and cause us to incur a material impairment in future periods which would negatively impact our net income. An impairment is determined to have occurred if the future net undiscounted cash flows expected to be generated are less than the carrying value of an asset. An impairment is measured as the difference between the carrying value and the fair value of an asset. Significant judgment is required both in determining an impairment and in estimating fair values. We use assumptions and estimates derived from a review of our operating results, business projections, expected growth rates, discount rates and tax rates. We also make certain assumptions about future economic conditions, interest rates and other market data.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  ASU 2014-08 raises the threshold for disposals to qualify as discontinued operations. A discontinued operation is defined as: (1) a component of an entity or group of components that has been disposed of or classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results; or (2) an acquired business that is classified as held for sale on the acquisition date. ASU 2014-08 also requires additional disclosures regarding discontinued operations, as well as material disposals that do not meet the definition of discontinued operations. This update is effective for New Senior in the first quarter of 2015. New Senior is currently evaluating the new guidance to determine the impact it may have to its Condensed Consolidated Financial Statements.

In May 2014, the FASB and the International Accounting Standards Board ("IASB") issued ASU 2014-09 Revenues from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The ASU is effective for the Company in the first quarter of 2017. Early application is not permitted. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance in the ASU. The Company is currently evaluating the new guidance to determine the impact it may have on its Condensed Consolidated Financial Statements.

The FASB has recently issued or discussed a number of proposed standards on such topics as consolidation, financial statement presentation, leases, financial instruments and hedging. Some of the proposed changes are significant and could have a material impact on our reporting. We have not yet fully evaluated the potential impact of all these proposals, but will make such an evaluation as the standards are finalized.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, credit spreads, foreign currency exchange rates, commodity prices and equity prices. The primary market risks that we are exposed to are interest rate risk and credit risk. These risks are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. All of our market risk sensitive assets and liabilities are for non-trading purposes only. In addition, we are exposed to liquidity risk, which may impact our access to capital resources and repayment of capital obligations.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates on borrowings under our mortgage loans that are floating rate obligations. These market risks result primarily from changes in the LIBOR rate or prime rates. We continuously monitor our level of floating rate debt with respect to total debt and other factors, including our assessment of current and future economic conditions.

For fixed rate debt, interest rate fluctuations generally affect the fair value, but do not impact our earnings or cash flows. Therefore, interest rate risk does not have a significant impact on our fixed rate debt obligations until such obligations mature or until we elect to prepay and refinance such obligations. If interest rates have risen at the time our fixed rate debt matures or is refinanced, our future earnings and cash flows could be adversely affected by additional borrowing costs. Conversely, lower interest rates at the time of maturity or refinancing may lower our overall borrowing costs.

For floating rate debt, interest rate fluctuations can affect the fair value, as well as earnings or cash flows. If market interest rates rise, our earnings and cash flows could be adversely affected by an increase in interest expense. In contrast, lower interest rates may reduce our borrowing costs and improve our operational results.

At September 30, 2014 we had $278,549 of floating rate debt, representing approximately 24.3% of our total indebtedness, with a weighted average rate of 4.27%. A 100 basis point change in interest rates, excluding the impact of the 1% LIBOR floor that our floating rate debt is subject to, would change annual interest expense by $2.8 million on an annualized basis.

Credit Risk

We derive a portion of our revenue from long-term triple net leases in which the minimum rental payments are fixed with scheduled periodic increases. We also earn revenue from senior housing properties operated pursuant to Property Management Agreements. For these properties, rental rates may fluctuate due to lease rollovers and renewals and economic or market conditions.

The tenants to which properties are leased under triple net leases, collectively the “Master Tenants,” account for a significant portion of our total revenues and net operating income, and such concentration creates credit risk. We could be adversely affected if the Master Tenants become unable or unwilling to satisfy their obligations to us. There is no assurance that the Master Tenants or the related guarantors will have sufficient assets, income and access to financing to enable them to satisfy their obligations to us.

Furthermore, although our leases, financing arrangements and other agreements with our tenants and operators generally provide us the right under specified circumstances to terminate a lease, evict an operator or tenant, or demand immediate repayment of certain obligations to us, the bankruptcy and insolvency laws afford certain rights to a party that has filed for bankruptcy or reorganization that may render certain of these remedies unenforceable, or delay our ability to pursue such remedies.

Liquidity Risk

In addition to the discussion in “Risk Factors,” the following factors could affect our liquidity, access to capital resources and our capital obligations. As such, if their outcomes do not fall within our expectations, changes in these factors could negatively affect our liquidity.

•	Decisions by investors, counterparties and lenders to enter into transactions with us will depend upon a number of factors, such as our historical and projected financial performance, compliance with the terms of our current credit and derivative arrangements, industry and market trends, the availability of capital and our investors’, counterparties’ and lenders’ policies and rates applicable thereto, and the relative attractiveness of alternative investment or lending opportunities.

•	Real estate investments are relatively illiquid, and our ability to quickly sell or exchange our properties in response to changes in economic or other conditions is limited. In the event we desire or need to sell any of our properties, the value of those properties and our ability to sell at a price or on terms acceptable to us could be adversely affected by a downturn in the real estate industry or any weakness in the senior housing and healthcare industries. We cannot assure you that we will recognize the full value of any property that we sell for liquidity or other reasons, and the inability to respond quickly to changes in the performance of our investments could adversely affect our business, results of operations and financial condition.

•	Because we derive substantially all of our revenues from triple net lease and managed property tenants and operators, any inability or unwillingness by these tenants and operators to satisfy their respective obligations to us or to renew their leases with us upon expiration of the terms thereof could have a material adverse effect on our liquidity, financial condition, our ability to service our indebtedness and to make distributions to our stockholders.

•	To comply with the 90% distribution requirement applicable to REITs and to avoid income and excise taxes, we must make distributions to our stockholders. Such distributions will limit our liquidity to finance investments, acquisitions and new developments and may limit our ability to engage in transactions that are otherwise in the best interests of our stockholders. Although we do not anticipate any inability to satisfy the REIT distribution requirement, from time to time, we may not have sufficient cash or other liquid assets to do so. For example, timing differences between the actual receipt of income and actual payment of deductible expenses, on the one hand, and the inclusion of that income and deduction of those expenses in arriving at our taxable income, on the other hand, or non-deductible expenses such as principal amortization or repayments or capital expenditures in excess of non-cash deductions may cause us to fail to have sufficient cash or liquid assets to enable us to satisfy the 90% distribution requirement. In the event that timing differences occur or we decide to retain cash or to distribute such greater amount as may be necessary to avoid income and excise taxation, we may seek to borrow funds, issue additional equity securities, pay taxable stock dividends, distribute other property or securities or engage in a transaction intended to enable us to meet the REIT distribution requirements. Any of these actions may require us to raise additional capital to meet our obligations; however, limitations on our ability to access capital, as described above, could have an adverse effect on our ability to make required payments on our debt obligations, make distributions to our stockholders or make future investments necessary to implement our business strategy. The terms of the instruments governing our existing indebtedness restrict our ability to engage in certain types of these transactions.

ITEM 4.      CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures. The Company's management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

(b)	Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d- 15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

We may be involved in litigation matters arising in the ordinary course of our business. Although we will be unable to predict with certainty the eventual outcome of any litigation, in the opinion of management, our legal proceedings are not expected to have a material adverse effect on our financial position or results of operations.

ITEM 1A.      RISK FACTORS

You should carefully consider the following risks and other information in this Form 10-Q in evaluating us and our common stock. Any of the following risks, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition. The risk factors generally have been separated into the following groups: risks related to our business, risks related to our Manager, risks related to our taxation as a REIT and risks related to our common stock. However, these categories do overlap and should not be considered exclusive.

RISKS RELATED TO OUR BUSINESS

We have no operating history as a standalone company and may not be able to successfully operate our business strategy or generate sufficient revenue to make or sustain distributions to our stockholders.

We have no experience operating as a standalone company and cannot assure you that we will be able to successfully operate our business or implement our operating policies and strategies as described in this Form 10-Q. Furthermore, we were formed in 2012 and have a limited operating history. We completed our first investment in senior housing properties in July 2012. The timing, terms, price and form of consideration that we pay in future transactions may vary meaningfully from prior transactions.

There can be no assurance that we will be able to generate sufficient returns to pay our operating expenses and make satisfactory distributions to our stockholders, or any distributions at all. Our results of operations and our ability to make or sustain distributions to our stockholders depend on several factors, including the availability of opportunities to acquire attractive assets, the level and volatility of interest rates, the availability of adequate short- and long-term financing, fluctuations in occupancy, Medicaid reimbursement, if applicable, and private pay rates; economic conditions; competition; federal, state, local, and industry-regulated licensure, certification and inspection laws, regulations, and standards; the availability and increases in cost of general and professional liability insurance coverage; state regulation and rights of residents related to entrance fees; and the availability and increases in the cost of labor (as a result of unionization or otherwise).

The financial information included in this Form 10-Q may not be indicative of the results we would have achieved as a separate standalone company and are not a reliable indicator of our future performance or results.

We did not operate as a separate, standalone company for the entirety of the historical periods presented in the financial information included in this Form 10-Q, which has been derived from Newcastle’s historical financial statements. Therefore, the financial information in this Form 10-Q does not necessarily reflect what our financial condition, results of operations or cash flows would have been had we been a separate, standalone public company prior to our spin-off from Newcastle. This is primarily a result of the following factors:

•	the financial results in this Form 10-Q do not reflect all of the expenses we will incur as a public company;
•

the working capital requirements and capital for general corporate purposes for our assets were satisfied prior to the spin-off as part of Newcastle’s corporate-wide cash management policies. Newcastle is not required, and does not intend, to provide us with funds to finance our working capital or other cash requirements, so we may need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements; and

41

•

our cost structure, management, financing and business operations are significantly different as a result of operating as an independent public company. These changes result in increased costs, including, but not limited to, fees paid to our Manager, legal, accounting, compliance and other costs associated with being a public company with equity securities traded on the New York Stock Exchange (“NYSE”).

Our determination of how much leverage to apply to our investments may adversely affect our return on our investments and may reduce cash available for distribution.

We may leverage our assets through a variety of borrowings. Our investment guidelines do not limit the amount of leverage we may incur with respect to any specific senior housing property or pool of properties. The return we are able to earn on our investments and cash available for distribution to our stockholders may be significantly reduced due to changes in market conditions, which may cause the cost of our financing to increase relative to the income that can be derived from our assets.

The income from any senior housing properties is dependent on the ability of the property managers of such properties to successfully manage these properties.

Subject to maintaining our qualification as a REIT, we intend to continue to purchase senior housing properties and engage other parties (including affiliates of our Manager) to manage the operations or lease the properties. The income we recognize from any senior housing properties that we engage other parties to manage would be dependent on the ability of the property manager(s) of such properties to successfully manage these properties. The property manager(s) would compete with other companies on a number of different levels, including: the quality of care provided, reputation, the physical appearance of a property, price and range of services offered, alternatives for healthcare delivery, the supply of competing properties, physicians, staff, referral sources, location, the size and demographics of the population in surrounding areas and the financial condition of tenants and managers. A property manager’s inability to successfully compete with other companies on one or more of the foregoing levels could adversely affect the senior housing property and materially reduce the income we receive from an investment in such property.

Our inability to obtain financing on favorable terms, if at all, may impede our ability to grow.

We may not be able to fund all future capital needs from cash retained from operations. If we are unable to obtain enough internal capital, we may need to rely on external sources of capital (including debt and equity financing) to fulfill our capital requirements. If we cannot access these external sources of capital, we may not be able to make the investments needed to grow our business. Our ability to obtain financing depends upon a number of factors, some of which we have little or no control over, including but not limited to:

•	general availability of credit and market conditions, including rising interest rates and increasing borrowing cost;

•	the market price of the shares of our equity securities and the credit ratings of our debt and preferred securities;

•	the market’s perception of our growth potential and our current and potential future earnings and cash distributions;

•	our degree of financial leverage and operational flexibility;

•	the financing integrity of our lenders, which might impair their ability to meet their commitments to us or their willingness to make additional loans to us, and our inability to replace the financing commitment of any such lender on favorable terms, or at all;

•	the stability in the market value of our properties;

•	the financial performance and general market perception of our property managers and tenants (including the Master Tenants);

•	changes in the credit ratings on United States government debt securities or default or delay in payment by the United States of its obligations; and

•	issues facing the healthcare industry, including, but not limited to, healthcare reform and changes in government reimbursement policies.

If our access to financing is limited by these factors or other factors, it could impede our ability to grow and have a material adverse impact on our ability to fund operations, refinance our debt obligations, fund dividend payments, acquire properties and undertake development activities.

Our ability to successfully manage a senior housing property depends on our ability to continue to maintain or improve occupancy levels, specifically in our Managed Properties segment.

Any senior housing property in which we invest may have relatively flat or declining occupancy levels due to falling home prices, declining incomes, stagnant home sales and other economic factors. In addition, the senior housing segment may continue to experience a decline in occupancy due to the weak economy and the associated decision of certain residents to vacate a property and instead be cared for at home. A material decline in occupancy levels and revenues may make it more difficult for the manager of any senior housing property in which we invest to successfully generate income for us. Alternatively, to avoid a decline in occupancy, a manager may reduce the rates charged, which would also reduce our revenues and therefore negatively impact the ability to generate income.

We are not permitted to operate our properties and we are dependent on the property managers and tenants (including the Master Tenants) of our properties.

We are not permitted to operate our AL/MC properties, and we are dependent on the property managers of our AL/MC properties and on tenants (including the Master Tenants) for our triple net lease properties.

Because U.S. federal income tax laws generally restrict REITs and their subsidiaries from operating healthcare properties, we do not manage our AL/MC senior housing properties. Instead, AL/MC investments are structured to be compliant with the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”).

The RIDEA structure permits a REIT to lease properties to a TRS if the TRS hires an “eligible independent contractor” (“EIK”) to manage the property. Under this structure, the REIT leases healthcare properties to the TRS and receives rent while the TRS earns income from the properties’ operations, and pays a management fee to the EIK and rent to the REIT property owner.

Accordingly, our TRSs have retained Holiday and Blue Harbor to manage properties that are leased to them by us. Although we have various rights pursuant to our property management agreements, we rely upon our property managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our senior housing operations efficiently and effectively. We also rely on our property managers to provide accurate property-level financial results for our properties in a timely manner and to otherwise operate our properties in compliance with the terms of our property management agreements and all applicable laws and regulations. We rely on Holiday and Blue Harbor to attract and retain skilled management personnel and property level personnel who are responsible for the day-to-day operations of our properties. Increases in labor costs and other property operating expense, or significant changes in Holiday’s or Blue Harbor’s ability to manage our properties efficiently and effectively, could adversely affect the income we receive from our properties and have a material adverse effect on us. As managers, our property managers do not lease our properties, and, therefore, we are not directly exposed to their credit risk in the same manner or to the same extent as our triple net tenants. However, any adverse developments in Holiday’s or Blue Harbor’s business and affairs or financial condition could impair its ability to manage our properties efficiently and effectively and could have a material adverse effect on us.

While we monitor our property managers’ and tenants’ (including the Master Tenants’) performance, we have limited recourse under our property management agreements if we believe that the property managers are not performing adequately. In addition, our property managers may manage, own or invest in, properties that compete with our properties, which may result in conflicts of interest. As a result, our property managers may make decisions regarding competing properties that are not in our best interests.

The triple net lease structure also provides us with a REIT-eligible structure for owning senior housing properties. The triple net lease structure permits a REIT to lease properties to an operator and collect rent from the operator. Unlike the RIDEA structure, the triple net lease structure creates credit risk from the tenant. We depend on our tenants (including the Master Tenants) to pay all insurance, taxes, utilities and maintenance and repair expenses in connection with the leased properties. Our tenants may not have sufficient assets, income and access to financing to enable them to make rental payments to us or to otherwise satisfy their respective obligations under our leases, and any inability or unwillingness by them to do so could have a material adverse effect on us. In addition, any failure by a tenant to effectively conduct its operations or to maintain and improve our properties could adversely affect its business reputation and its ability to attract and retain residents in our properties, which could have a material adverse effect on us. Our tenants have also agreed to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with their respective businesses, and we cannot assure you that they will have sufficient assets, income, access to financing and insurance coverage to enable them to satisfy their respective indemnification obligations.

Increases in labor costs at our senior housing properties may have a material adverse effect on us.

Wages and employee benefits represent a significant part of the expenses of any senior housing property. In connection with our RIDEA AL/MC properties and in connection with our IL-only properties that are managed by our property managers, we rely on our property managers to attract and retain skilled management personnel and property level personnel who are responsible for the day-to-day operations of our properties.

The market for qualified nurses and healthcare professionals is highly competitive. Periodic and geographic area shortages of nurses or other trained personnel may require our property managers to increase the wages and benefits offered to their employees in order to attract and retain these personnel or to hire more expensive temporary personnel. Also, our property managers may have to compete with numerous other employers for lesser skilled workers.

As we acquire additional properties, we may be required to pay increased compensation or offer other incentives to retain key personnel and other employees. Employee benefits costs, including employee health insurance and workers’ compensation insurance costs, have materially increased in recent years. Increasing employee health and workers’ compensation insurance costs may materially and negatively affect our earnings at our senior housing properties. We cannot assure you that labor costs at our senior housing properties will not increase or that any increase will be matched by corresponding increases in rates charged to residents. Any significant failure by our property managers to control labor costs or to pass on any such increased labor costs to residents through rate increases could have a material adverse effect on our business, financial condition and results of operations. In addition, if our Master Tenants fail to attract and retain qualified personnel, their ability to satisfy their obligations to us could be impaired.

Termination of assisted living resident agreements and resident attrition could adversely affect our revenues and earnings at our senior housing properties.

State regulations governing assisted living properties typically require a written agreement with each resident. Most of these regulations also require that each resident have the right to terminate these assisted living resident agreements for any reason on reasonable notice. Consistent with these regulations, most resident agreements at our senior housing properties allow residents to terminate their agreements on 30 days’ notice. Thus, our property managers may be unable to contract with assisted living residents to stay for longer periods of time, unlike typical apartment leasing arrangements that involve lease agreements with terms of up to a year or longer. If a large number of residents elected to terminate their resident agreements at or around the same time, our revenues and earnings from our assisted living properties could be materially and adversely affected. In addition, the advanced ages of the residents at our senior housing properties make the resident turnover rate in these properties difficult to predict.

We do not know if our tenants (including the Master Tenants) will renew their leases, and if they do not, we may be unable to lease the properties on as favorable terms, or at all.

We cannot predict whether our tenants (including the Master Tenants) will renew their leases at the end of their lease terms, which expire at various times. If these leases are not renewed, we would be required to find other tenants to occupy those properties or sell them. There can be no assurance that we would be able to identify suitable replacement tenants or enter into leases with new tenants on terms as favorable to us as the current leases or that we would be able to lease those properties at all.

Our property managers and tenants (including the Master Tenants) may be faced with significant potential litigation and rising insurance costs that not only affect their ability to obtain and maintain adequate liability and other insurance, but also may affect their ability to pay their lease payments and fulfill their insurance and indemnification obligations to us.

In some states, advocacy groups monitor the quality of care at assisted and independent living communities, and these groups have brought litigation against operators. Also, in several instances, private litigation by assisted and independent living community residents or their families have succeeded in winning very large damage awards for alleged neglect. The effect of this litigation and potential litigation has been to materially increase the costs of monitoring and reporting quality of care compliance. The cost of liability and medical malpractice insurance has increased and may continue to increase so long as the present litigation environment in many parts of the United States continues. This may affect the ability of some of our property managers and tenants (including the Master Tenants) to obtain and maintain adequate liability and other insurance and manage their related risk exposures. In addition to causing some of our property managers and tenants (including the Master Tenants) to be unable to fulfill their insurance, indemnification and other obligations to us under their property management agreements or leases and thereby potentially exposing us to those risks, these litigation risks and costs could cause some of our property managers and tenants (including the Master Tenants) to become unable to pay rents due to us. Such nonpayment could potentially affect our ability to meet future monetary obligations under our financing arrangements.

The failure of our property managers and tenants (including the Master Tenants) to comply with laws relating to the operation of our property managers’ and tenants’ (including the Master Tenants’) properties may have a material adverse effect on the ability of our tenants (including the Master Tenants) to pay us rent, the profitability of our managed properties and the values of our properties.

We and our property managers and tenants (including the Master Tenants) are subject to or impacted by extensive, frequently changing federal, state and local laws and regulations. Some of these laws and regulations include: state and local licensure laws; laws protecting consumers against deceptive practices; laws relating to the operation of our properties and how our property managers and tenants (including the Master Tenants) conduct their operations, such as fire, health and safety laws and privacy laws; federal and state laws affecting communities that participate in Medicare and Medicaid; the Americans with Disabilities Act and similar state and local laws; and safety and health standards set by the Occupational Safety and Health Administration. We and our property managers and tenants (including the Master Tenants) expend significant resources to maintain compliance with these laws and regulations, and responding to any allegations of noncompliance also results in the expenditure of significant resources. If we or our property managers or tenants (including the Master Tenants) fail to comply with any applicable legal requirements, or are unable to cure deficiencies, certain sanctions may be imposed and, if imposed, may adversely affect our tenants’ (including the Master Tenants’) ability to pay their rent, the profitability of affected properties managed by our property managers and the values of our properties. Further, changes in the regulatory framework could have a material adverse effect on the ability of our tenants (including the Master Tenants) to pay us rent (and any such nonpayment could potentially affect our ability to meet future monetary obligations under our financing arrangements), the profitability of our properties managed by our property managers and the values of our properties.

We and our property managers and tenants (including the Master Tenants) are required to comply with federal and state laws governing the privacy, security, use and disclosure of individually identifiable information, including financial information and protected health information. Under the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), we and our property managers and tenants (including the Master Tenants) are required to comply with the HIPAA privacy rule, security standards, and standards for electronic healthcare transactions. State laws also govern the privacy of individual health information, and these laws are, in some jurisdictions, more stringent than HIPAA. Other federal and state laws govern the privacy of individually identifiable information. If we or our property managers or tenants (including the Master Tenants) fail to comply with applicable federal or state standards, we or they could be subject to civil sanctions and criminal penalties, which could materially and adversely affect our business, financial condition and results of operations.

Our properties and their operations are subject to extensive regulations.

Various governmental authorities mandate certain physical characteristics of senior housing properties. Changes in laws and regulations relating to these matters may require significant expenditures. Our property management agreements and triple net leases generally require our managers and tenants (including the Master Tenants) to maintain our properties in compliance with applicable laws and regulations, and we expend resources to monitor their compliance. However, our property managers and tenants (including the Master Tenants) may neglect maintenance of our properties if they suffer financial distress. We may agree to fund capital expenditures in return for rent increases or other concessions. Our available financial resources or those of our property managers and tenants (including the Master Tenants) may be insufficient to fund the expenditures required to operate our properties in accordance with applicable laws and regulations. If we fund these expenditures, our tenants’ (including the Master Tenants’) financial resources may be insufficient to satisfy their increased rental payments to us or other incremental obligations.

Licensing, Medicare and Medicaid laws may also require some or all of our senior housing property managers and tenants (including the Master Tenants) to comply with extensive standards governing their operations. In addition, certain laws prohibit fraud by senior housing operators and other healthcare communities, including civil and criminal laws that prohibit false claims in Medicare, Medicaid and other programs that regulate patient referrals. In recent years, the federal and state governments have devoted increasing resources to monitoring the quality of care at senior housing communities and to anti-fraud investigations in healthcare operations generally. When violations of applicable laws are identified, federal or state authorities may impose civil monetary damages, treble damages, repayment requirements and criminal sanctions. Healthcare communities may also be subject to license revocation or conditional licensure and exclusion from or conditional Medicare or Medicaid participation. When quality of care deficiencies or improper billing are identified, various laws may authorize civil money penalties or fines; the suspension, modification or revocation of a license or Medicare or Medicaid participation; the suspension or denial of admissions of residents; the denial of payments in full or in part; the implementation of state oversight, temporary management or receivership; and the imposition of criminal penalties. We, our property managers and our tenants (including the Master Tenants) may receive notices of potential sanctions from time to time, and governmental authorities may impose such sanctions from time to time on our properties. If our property managers and tenants (including the Master Tenants) are unable to cure deficiencies which have been identified or which are identified in the future, these sanctions may be imposed and, if imposed, may adversely affect our tenants’ ability to pay rents to us (and any such nonpayment could potentially affect our ability to meet future monetary obligations under our financing arrangements), and our ability to identify substitute property managers or tenants. Federal and state requirements for change in control of healthcare communities, including, as applicable, approvals of the proposed operator for licensure, certificate of need (“CON”), Medicare and Medicaid participation, may also limit or delay our ability to find substitute tenants or property managers. If any of our property managers or tenants (including the Master Tenants) becomes unable to operate our properties, or if any of our tenants (including the Master Tenants) becomes unable to pay its rent because it has violated government regulations or payment laws, we may experience difficulty in finding a substitute tenant or property manager or selling the affected property for a fair and commercially reasonable price, and the value of an affected property may decline materially.

Changes in reimbursement rates, payment rates or methods of payment from government and other third-party payors, including Medicaid and Medicare, could have a material adverse effect on certain our tenants, our property managers and us.

Certain of our tenants and our property managers rely on reimbursement from third-party payors, including the Medicare and Medicaid programs. Medicare and Medicaid programs, as well as numerous private insurance and managed care plans, generally require participating providers to accept government-determined reimbursement levels as payment in full for services rendered, without regard to the facility’s charges. Changes in the reimbursement rate or methods of payment from third-party payors, including Medicare and Medicaid, or the implementation of other measures to reduce reimbursements for services provided by our property managers or our tenants, could result in a substantial reduction in our and our tenant’s revenues. In addition, the implementation of the Resource Utilization Group, Version Four, or “RUG-IV”, which revises the payment classification system for skilled nursing facilities, may impact our tenants by revising the classifications of certain patients. The federal reimbursement for certain facilities, such as skilled nursing facilities, incorporates adjustments to account for facility case-mix. Additionally, revenue under third-party payor agreements can change after examination and retroactive adjustment by payors during the claims settlement processes or as a result of post-payment audits. Payors may disallow requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable or because additional documentation is necessary or because certain services were not covered or were not medically necessary. We cannot assure you that our tenants or our property managers who currently depend on governmental or private payor reimbursement will be adequately reimbursed for the services they provide. Significant limits by governmental and private third-party payors on the scope of services reimbursed or on reimbursement rates and fees, whether from legislation, administrative actions or private payor efforts, could have a material adverse effect on liquidity, financial condition and results of operations, which could affect adversely their ability to comply with the terms of our leases and have a material adverse effect on us.

On July 31, 2014, Centers for Medicare & Medicaid Services released its final rule updating the prospective payment system for skilled nursing facilities (“SNF PPS”) for the 2015 fiscal year (October 1, 2014 through September 30, 2015).  Under the final rule, the SNF PPS standard federal payment rate will increase by 2.0% in fiscal year 2015, reflecting a 2.5% increase in the market basket index, less a 0.5% productivity adjustment mandated by the Patient Protection and Affordable Care Act (the “Affordable Care Act”).  We are currently analyzing the financial implications of this final rule on the operators of our CCRCs.  We cannot provide any assurance that this rule or future updates to SNF PPS or Medicare reimbursement for skilled nursing facilities will not materially adversely affect our tenants and property managers, which, in turn, could have a material adverse effect on us.

The Master Tenants may be unable to cover their lease obligations to us, and there can be no assurance that the Guarantor will be able to cover any shortfall.

The Master Tenants are subject to various financial covenants pursuant to the lease agreements, including compliance with a lease coverage ratio, which is defined as the ratio of facility level net operating income for the applicable trailing twelve (12) month period for the Facilities in the aggregate, to the base rent for such trailing twelve (12) month period and measured quarterly.

If any of our Master Tenants is not able to satisfy its obligations to us, we would be entitled, among other remedies, to use any funds of such Master Tenant then held by us and to seek recourse against the guarantor under its guaranty of the applicable master lease. Such guaranty includes certain financial covenants of the guarantor, including maintaining a minimum net worth (book value plus accumulated depreciation, and certain other adjustments as defined in the guaranty), a minimum fixed charge coverage ratio of 1.10 and a maximum leverage ratio of 10 to 1. In the future, the guarantors may execute additional guaranties of the lease obligations of its subsidiaries without limitation, though subject to covenants. There can be no assurance that a guarantor will have the resources necessary to satisfy its obligations to us under its guaranty of a master lease in the event that a Master Tenant fails to satisfy its lease obligations to us in full, which could have a material adverse effect on us.

Our acquisitions of senior housing properties may not be successful.

We intend to acquire additional senior housing properties. We may not be able to consummate attractive acquisition opportunities and those that we do consummate may not be successful. We might encounter unanticipated difficulties and expenditures relating to any acquired properties. Newly acquired properties might require significant management attention. We might never realize the anticipated benefits of our acquisitions. Notwithstanding pre-acquisition due diligence, we do not believe that it is possible to fully understand a property before it is operated for an extended period of time. For example, we could acquire a property that contains undisclosed defects in design or construction. In addition, after our acquisition of a property, the market in which the acquired property is located may experience unexpected changes that adversely affect the property’s value. The occupancy of properties that we acquire may decline during our ownership, and rents or returns that are in effect or expected at the time a property is acquired may decline thereafter. Also, our property operating costs for acquisitions may be higher than we anticipate and acquisitions of properties may not yield the returns we expect and, if financed using debt or new equity issuances, may result in stockholder dilution. For these reasons, among others, any acquisitions of additional properties may not succeed or may cause us to experience losses.

Competition may affect our property managers’ and tenants’ (including the Master Tenants’) ability to meet their obligations to us or make it difficult for us to identify and purchase, or develop, suitable senior housing properties to grow our investment portfolio.

We face significant competition from other REITs, investment companies, private equity and hedge fund investors, sovereign funds, healthcare operators, lenders, developers and other institutional investors, some of whom may have greater resources and lower costs of capital than we do. Increased competition makes it more challenging for us to identify and successfully capitalize on opportunities that meet our business goals and could improve the bargaining power of property owners seeking to sell, thereby impeding our investment, acquisition and development activities. If we cannot identify and purchase a sufficient quantity of senior housing properties at favorable prices or if we are unable to finance acquisitions on commercially favorable terms, it could have a material adverse effect on our business, financial condition and results of operations.

The healthcare industry is also highly competitive, and our property managers and tenants (including the Master Tenants) may encounter increased competition for residents and patients, including with respect to the scope and quality of care and services provided, reputation and financial condition, physical appearance of the properties, price and location. The operations of our RIDEA AL/MC properties and our IL-only properties depend on the competiveness and financial viability of the properties. If our managers are unable to successfully compete with other operators and managers by maintaining profitable occupancy and rate levels, their ability to generate income for us may be materially adversely affected. The operations of our triple net lease tenants (including the Master Tenants) also depend upon their ability to successfully compete with other operators and managers. If our tenants (including the Master Tenants) are unable to successfully compete, their ability to fulfill their obligations to us, including the ability to make rent payments to us, may be materially adversely affected. Future changes in government regulation may adversely affect the healthcare industry, including our senior housing properties and healthcare operations, property managers and tenants, and our property managers and tenants may not achieve and maintain occupancy and rate levels that will enable them to satisfy their obligations to us. Any adverse changes in the regulation of the healthcare industry or the competitiveness of our property managers and tenants could have a more pronounced effect on us than if we had investments outside the senior housing and healthcare industries.

Our tenants (including the Master Tenants) may become subject to bankruptcy or insolvency proceedings.

Our tenants (including the Master Tenants) may not be able to meet the rent or other payments due to us, which may result in a tenant bankruptcy or insolvency, or a tenant might become subject to bankruptcy or insolvency proceedings for other reasons. Although our operating lease agreements provide us with the right to evict tenants, demand immediate payment of rent and exercise other remedies, the bankruptcy and insolvency laws afford certain rights to a party that has filed for bankruptcy or reorganization. A tenant in bankruptcy or subject to insolvency proceedings may be able to limit or delay our ability to collect unpaid rent and to exercise other rights and remedies. We may be required to fund certain expenses (e.g., real estate taxes and maintenance) to preserve the value of an investment property, avoid the imposition of liens on a property and/or transition a property to a new tenant. If we cannot transition a leased property to a new tenant, we may take possession of that property, which may expose us to certain successor liabilities. Should such events occur, our revenue and operating cash flow may be adversely affected.

Transfers of healthcare properties may require regulatory approvals and these properties may not have efficient alternative uses.

Transfers of healthcare properties to successor operators frequently are subject to regulatory approvals or notifications, including, but not limited to, change of ownership approvals under CON or determination of need laws, state licensure laws, Medicare and Medicaid provider arrangements that are not required for transfers of other types of real estate. The replacement of a healthcare property operator could be delayed by the approval process of any federal, state or local agency necessary for the transfer of the property or the replacement of the operator licensed to manage the property. Alternatively, given the specialized nature of our properties, we may be required to spend substantial time and funds to adapt these properties to other uses. If we are unable to timely transfer properties to successor operators or find efficient alternative uses, our revenue and operations may be adversely affected.

Certain of our properties may require a license or registration to operate.

Failure to obtain a license or registration or loss of a required license or registration would prevent a property from operating in the manner intended by the property managers or tenants (including the Master Tenants). These events could materially adversely affect our property managers’ ability to generate income for us or our tenants’ ability to make rent payments to us. State and local laws also may regulate the expansion, including the addition of new beds or services or acquisition of medical equipment, and the construction or renovation of healthcare properties, by requiring a CON or other similar approval from a state agency.

The impact of the comprehensive healthcare regulation enacted in 2010 on us and our property managers and tenants (including the Master Tenants) cannot accurately be predicted.

The Affordable Care Act and the HealthCare and Education Reconciliation Act of 2010, which amends the Affordable Care Act (collectively, the “Health Reform Laws”), provide states with an increased federal medical assistance percentage under certain conditions. On June 28, 2012, The United States Supreme Court upheld the individual mandate of the Health Reform Laws but partially invalidated the expansion of Medicaid. The ruling on Medicaid expansion will allow states not to participate in the expansion—and to forego funding for the Medicaid expansion—without losing their existing Medicaid funding. Given that the federal government substantially funds the Medicaid expansion, it is unclear whether any state will pursue this option, although at least some appear to be considering this option at this time. The participation by states in the Medicaid expansion could have the dual effect of increasing our property managers’ and tenants (including the Master Tenants’) revenues, through new patients, but further straining state budgets. While the federal government will pay for approximately 100% of those additional costs from 2014 to 2016, states will be expected to begin paying for part of those additional costs in 2017. With increasingly strained budgets, it is unclear how states will pay their share of these additional Medicaid costs and what other healthcare expenditures could be reduced as a result. A significant reduction in other healthcare related spending by states to pay for increased Medicaid costs could affect our property managers’ and tenants’ (including the Master Tenants’) revenue streams, which could materially and adversely affect our business, financial condition and results of operations.

There are risks related to new properties under construction or development.

In the future, we might construct one or more new properties. Any failure by us, our property managers or tenants to obtain the required license, certification, contracts, governmental permits and authorizations, or to obtain financing on favorable terms, may impede our ability to earn revenues on the relevant properties. Additionally, we may have to wait years for significant cash returns on newly developed properties, and if the cash flow from operations or refinancing is not sufficient, we may be forced to borrow additional money to fund our cash distributions to stockholders. Furthermore, if our financial projections with respect to a new property are inaccurate due to increases in capital costs or other factors, the property may fail to perform as we expected in analyzing our investment.

Our investments are concentrated in senior housing real estate, making us more vulnerable economically to adverse changes in the real estate market and the senior housing industry than if our investments were diversified.

We invest primarily in senior housing properties. Our investment focus exposes us to greater economic risk than if our portfolio were to include real estate assets in other industries or non-real estate assets.

Any adverse changes in the regulation of the healthcare industry or the competitiveness of our property managers and tenants (including the Master Tenants) could have a more pronounced effect on us than if our investments were further diversified.

Real estate investments are relatively illiquid, and our ability to quickly sell or exchange our properties in response to changes in economic or other conditions is limited. In the event we desire or need to sell any of our properties, the value of those properties and our ability to sell at a price or on terms acceptable to us could be adversely affected by a downturn in the real estate industry or any weakness in the senior housing industry. We cannot assure you that we will recognize the full value of any property that we sell for liquidity or other reasons, and the inability to respond quickly to changes in the performance of our investments could adversely affect our business, results of operations and financial condition.

Overbuilding in markets in which our senior housing properties are located could adversely affect our future occupancy rates, operating margins and profitability.

The senior housing industry generally has limited barriers to entry, and, as a consequence, the development of new senior housing properties could outpace demand. If development outpaces demand for those asset types in the markets in which our properties are located, those markets may become saturated and we could experience decreased occupancy, reduced operating margins and lower profitability.

If any of our properties are found to be contaminated, or if we become involved in any environmental disputes, we could incur substantial liabilities and costs.

Under federal and state environmental laws and regulations, a current or former owner of real property may be liable for costs related to the investigation, removal and remediation of hazardous or toxic substances or petroleum that are released from or are present at or under, or that are disposed of in connection with such property. Owners of real property may also face other environmental liabilities, including government fines and penalties imposed by regulatory authorities and damages for injuries to persons, property or natural resources. Environmental laws and regulations often impose liability without regard to whether the owner was aware of, or was responsible for, the presence, release or disposal of hazardous or toxic substances or petroleum. In certain circumstances, environmental liability may result from the activities of a current or former operator of the property. Although we are generally indemnified by our property managers and tenants (including the Master Tenants) of our properties for contamination caused by them, these indemnities may not adequately cover all environmental costs.

All of our revenue is attributable to properties managed by two property managers, Holiday and Blue Harbor, and tenants affiliated with Holiday and Life Care Services.

As of September 30, 2014, either Blue Harbor or Holiday managed all of our managed properties. We pay annual property management fees pursuant to long-term property management agreements. Currently, all of our property management agreements have initial 10-year terms, with successive automatic one-year renewal periods. For AL/MC properties, we pay base management fees equal to 6% of effective gross income for the first two years and 7% thereafter. For IL-only properties, we pay base management fees of 5% of effective gross income. As managers, Blue Harbor and Holiday do not lease our properties and, therefore, we are not directly exposed to their credit risk in the same manner or to the same extent as a triple net lease tenant. However, we rely on our managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our senior housing operations efficiently and effectively. We also rely on our managers to set appropriate resident fees and to otherwise operate our senior housing communities in compliance with the terms of our property management agreements and all applicable laws and regulations. Although we have various rights as the property owner under our property management agreements, including various rights to set budget guidelines and to terminate and exercise remedies under those agreements as provided therein, Blue Harbor’s or Holiday’s failure, inability or unwillingness to satisfy its respective obligations under those agreements, to efficiently and effectively manage our properties or to provide timely and accurate accounting information with respect thereto could have a material adverse effect on us.

We may continue to purchase senior housing properties and engage the sellers of such facilities or other third parties under a triple net lease in which the rental payments are fixed with scheduled periodic increases that are either fixed or based on the Consumer Price Index with caps. The properties we currently lease to Holiday and Life Care Services (“LCS”) account for a significant portion of our total revenues and net operating income from our senior housing properties, and because our leases with Holiday and LCS are triple net leases, we depend on Holiday and LCS to pay all operating costs, including repairs, maintenance, capital expenditures, utilities, taxes, insurance, and payroll expense of property-level employees in connection with the leased properties. We cannot assure you that Holiday and LCS will have sufficient assets, income and access to financing to enable them to satisfy their obligations to us, and any failure, inability or unwillingness by Holiday or LCS to do so could have a material adverse effect on us. In addition, although a subsidiary of Holiday and LCS provided a lease guaranty in connection with their respective leases, the guarantees may not be sufficient to satisfy Holiday’s or LCS’ obligations to us, and

Holiday or LCS may not have sufficient assets, income and access to financing to enable them to satisfy their obligations to us. Our reliance on Holiday and LCS for a significant portion of our total revenues and net operating income from our senior housing investments creates credit risk. If Holiday or LCS becomes unable or unwilling to satisfy their obligations to us, our financial condition and results of operations could be weakened.

The geographic concentration of our assets in Florida and Texas may result in losses due to our significant exposure to the effects of economic and real estate conditions in those markets.

As of September 30, 2014, approximately 21.8% and 21.6% of the beds in our senior housing portfolios were located in Florida and Texas, respectively. In addition, as of September 30, 2014, 43.7% and 26.3% of total revenue for our Managed Properties segment and our Triple Net Lease Properties segment, respectively, was derived from our properties in Florida and Texas. As a result of this concentration, a material portion of our portfolios are significantly exposed to the effects of economic and real estate conditions in those particular markets, such as the supply of competing properties, home prices, income levels, the financial condition of our tenants, and general levels of employment and economic activity. To the extent that weak economic or real estate conditions affect Florida or Texas more severely than other areas of the country, our financial performance could be negatively impacted.

We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.

We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information and to manage or support a variety of our business processes, including financial transactions and maintenance of records, which in the case of our business, may include personal identifying information. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing this confidential information, such as individually identifiable information relating to financial accounts. Although we have taken steps to protect the security of the data maintained in our information systems, it is possible that our security measures will not be able to prevent the systems’ improper functioning, or the improper disclosure of personally identifiable information such as in the event of cyber-attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could materially and adversely affect our business, financial condition and results of operations.

Some of our senior housing properties generate infectious medical waste due to the illness or physical condition of the residents.

The management of infectious medical waste, including handling, storage, transportation, treatment, and disposal, is subject to regulation under various laws, including federal and state environmental laws. These environmental laws set forth the management requirements, as well as permit, record-keeping, notice, and reporting obligations. Each of our senior housing properties has an agreement with a waste management company for the proper disposal of all infectious medical waste. The use of such waste management companies does not immunize us from alleged violations of such medical waste laws for operations for which we are responsible even if carried out by such waste management companies, nor does it immunize us from third-party claims for the cost to clean up disposal sites at which such wastes have been disposed. Any finding that we are not in compliance with these environmental laws could adversely affect our business, financial condition and results of operations. While we are not aware of non-compliance with environmental laws related to infectious medical waste at our senior housing properties, these environmental laws are amended from time to time and we cannot predict when and to what extent liability may arise. In addition, because these environmental laws vary from state to state, expansion of our operations to states where we do not currently operate may subject us to additional restrictions on the manner in which we operate our senior housing properties.

Changes in accounting rules could occur at any time and could impact us in significantly negative ways that we are unable to predict or protect against.

As has been widely publicized, the SEC, the Financial Accounting Standards Board and other regulatory bodies that establish the accounting rules applicable to us have recently proposed or enacted a wide array of changes to accounting rules. Moreover, in the future these regulators may propose additional changes that we do not currently anticipate. Changes to accounting rules that apply to us could significantly impact our business or our reported financial performance in negative ways that we cannot predict or protect against. We cannot predict whether any changes to current accounting rules will occur or what impact any codified changes will have on our business, results of operations, liquidity or financial condition.

RISKS RELATED TO OUR MANAGER

We are dependent on our Manager and may not find a suitable replacement if our Manager terminates the Management Agreement.

We have no employees. Our officers and other individuals who perform services for us are employees of our Manager. We are completely reliant on our Manager, which has significant discretion as to the implementation of our operating policies and strategies, to conduct our business. We are subject to the risk that our Manager will terminate the Management Agreement and that we will not be able to find a suitable replacement for our Manager in a timely manner, at a reasonable cost or at all. Furthermore, we are dependent on the services of certain key employees of our Manager whose compensation is partially or entirely dependent upon the amount of incentive or management compensation earned by our Manager and whose continued service is not guaranteed, and the loss of such services could adversely affect our operations.

There are conflicts of interest in our relationship with our Manager.

Our Management Agreement with our Manager was not negotiated at arm’s-length, and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party.

There are conflicts of interest inherent in our relationship with our Manager insofar as our Manager and its affiliates—including investment funds, private investment funds, or businesses managed by our Manager—invest in senior housing properties and whose investment objectives overlap with our investment objectives. Certain investments appropriate for us may also be appropriate for one or more of these other investment vehicles. Certain members of our board of directors and employees of our Manager who are our officers also serve as officers and/or directors of these other entities. Although we have the same Manager, we may compete with entities affiliated with our Manager or Fortress for certain target assets. Although we have the same Manager, we may compete with entities affiliated with our Manager or Fortress for certain target assets. Fortress has two funds that were primarily focused on investing in senior housing properties with approximately $1.9 billion in capital commitments in aggregate, as well as other funds with significant investments in senior housing. All of these Fortress funds are outside their respective investment periods (including one that is in liquidation), although one of these funds has approximately $120 million in unfunded commitments which may be drawn for follow-on investments. Fortress funds generally have a fee structure similar to ours, but the fees actually paid will vary depending on the size, terms and performance of each fund. From time to time, affiliates of Fortress focus on investments in assets with a similar profile as our target assets that we may seek to acquire. These affiliates may have meaningful purchasing capacity, which may change over time depending upon a variety of factors, including, but not limited to, available equity capital and debt financing, market conditions and cash on hand. Fortress had approximately $66.0 billion of assets under management as of September 30, 2014.

Our Management Agreement with our Manager generally does not limit or restrict our Manager or its affiliates from engaging in any business or managing other pooled investment vehicles that invest in investments that meet our investment objectives. Our Manager intends to engage in additional senior housing properties-related management and senior housing properties and other investment opportunities in the future, which may cause our Manager to compete with us for investments or result in a change in our current investment strategy. In addition, our certificate of incorporation will provide that if Fortress or an affiliate or any of their officers, directors or employees acquire knowledge of a potential transaction that could be a corporate opportunity, they have no duty, to the fullest extent permitted by law, to offer such corporate opportunity to us, our stockholders or our affiliates. In the event that any of our directors and officers who is also a director, officer or employee of Fortress or its affiliates acquires knowledge of a corporate opportunity or is offered a corporate opportunity, provided that this knowledge was not acquired solely in such person’s capacity as a director or officer of ours and such person acts in good faith, then to the fullest extent permitted by law such person is deemed to have fully satisfied such person’s fiduciary duties owed to us and is not liable to us if Fortress or its affiliates pursues or acquires the corporate opportunity or if such person did not present the corporate opportunity to us.

The ability of our Manager and its officers and employees to engage in other business activities, subject to the terms of our Management Agreement with our Manager, may reduce the amount of time our Manager, its officers or other employees spend managing us. In addition, we may engage (subject to our investment guidelines) in material transactions with our Manager or another entity managed by our Manager or one of its affiliates, including Newcastle, which may present an actual, potential or perceived conflict of interest. It is possible that actual, potential or perceived conflicts could give rise to investor dissatisfaction, litigation or regulatory enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential, actual or perceived conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest could have a material adverse effect on our reputation, which could materially adversely affect our business in a number of ways, including causing an inability to raise additional funds, a reluctance of counterparties to do business with us, a decrease in the prices of our equity securities and a resulting increased risk of litigation and regulatory enforcement actions.

The management compensation structure that we have agreed to with our Manager, as well as compensation arrangements that we may enter into with our Manager in the future (in connection with new lines of business or other activities), may incentivize our Manager to invest in high risk investments. In addition to its management fee, our Manager is currently entitled to receive incentive compensation. In evaluating investments and other management strategies, the opportunity to earn incentive compensation may lead our Manager to place undue emphasis on the maximization of such measures at the expense of other criteria, such as preservation of capital, in order to achieve higher incentive compensation. Investments with higher yield potential are generally riskier or more speculative than lower-yielding investments. Moreover, because our Manager receives compensation in the form of options in connection with the completion of our common equity offerings, our Manager may be incentivized to cause us to issue additional common stock, which could be dilutive to existing stockholders.

It would be difficult and costly to terminate our Management Agreement with our Manager.

It would be difficult and costly for us to terminate our Management Agreement with our Manager. After its initial ten-year term, the Management Agreement will be automatically renewed for one-year terms unless terminated (i) by a majority vote of at least two-thirds of our independent directors, or by a vote of the holders of a simple majority of the outstanding shares of our common stock, that there has been unsatisfactory performance by our Manager that is materially detrimental to us or (ii) a determination by a simple majority of our independent directors that the management fee payable to our Manager is not fair, subject to our Manager’s right to prevent such a termination by continuing to provide the services under the Management Agreement at a fee that a simple majority of our independent directors have reasonably determined to be fair. Our Manager will be provided 60 days’ prior notice of any termination and will be paid a termination fee equal to the amount of the management fee earned by the Manager during the 12-month period preceding such termination. In addition, following any termination of the Management Agreement, our Manager may require us to purchase its right to receive incentive compensation at a price determined as if our assets were sold for their then current fair market value or otherwise we may continue to pay the incentive compensation to our Manager. These provisions may increase the effective cost to us of terminating the Management Agreement, thereby adversely affecting our ability to terminate our Manager without cause.

Our board of directors has approved broad investment guidelines for our Manager and do not approve each investment decision made by our Manager. In addition, we may change our investment strategy without a stockholder vote, which may result in our making investments that are different, riskier or less profitable than our current investments.

Our Manager is authorized to follow broad investment guidelines. For more information about our investment guidelines, see Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Manager and Management Agreement and Other Compensation Arrangements – Management Agreement.” Consequently, our Manager has great latitude in determining the types and categories of assets it may decide are proper investments for us, including the latitude to invest in types and categories of assets that may differ from those in which we currently invest. Our board of directors will periodically review our investment guidelines and our investment portfolio. However, our board of directors does not review or pre-approve each proposed investment or our related financing arrangements. In addition, in conducting periodic reviews, our board of directors relies primarily on information provided to them by our Manager. Furthermore, transactions entered into by our Manager may be difficult or impossible to unwind by the time they are reviewed by our board of directors even if the transactions contravene the terms of the Management Agreement. In addition, we may change our investment strategy, including our target asset classes, without a stockholder vote.

Our investment strategy may evolve in light of existing market conditions and investment opportunities, and this evolution may involve additional risks depending upon the nature of the assets in which we invest and our ability to finance such assets on a short- or long-term basis. Investment opportunities that present unattractive risk-return profiles relative to other available investment opportunities under particular market conditions may become relatively attractive under changed market conditions, and changes in market conditions may therefore result in changes in the investments we target. Decisions to make investments in new asset categories present risks that may be difficult for us to adequately assess and could therefore reduce our ability to pay dividends on our common stock or have adverse effects on our liquidity or financial condition. A change in our investment strategy may also increase our exposure to interest rate, real estate market or credit market fluctuations. In addition, a change in our investment strategy may increase the guarantee obligations we agree to incur or increase the number of transactions we enter into with affiliates. Our failure to accurately assess the risks inherent in new asset categories or the financing risks associated with such assets could adversely affect our results of operations and our financial condition.

Our Manager will not be liable to us for any acts or omissions performed in accordance with the Management Agreement, including with respect to the performance of our investments.

Pursuant to our Management Agreement, our Manager will not assume any responsibility other than to render the services called for thereunder in good faith and will not be responsible for any action of our board of directors in following or declining to follow its advice or recommendations. Our Manager, its members, managers, officers and employees will not be liable to us or any of our subsidiaries, to our board of directors, or our or any subsidiary’s stockholders or partners for any acts or omissions by our Manager, its members, managers, sub-advisers, officers or employees, except by reason of acts constituting bad faith, willful misconduct, gross negligence or reckless disregard of our Manager’s duties under our Management Agreement. We shall, to the full extent lawful, reimburse, indemnify and hold our Manager, its members, managers, officers and employees, sub-advisers and each other person, if any, controlling our Manager, harmless of and from any and all expenses, losses, damages, liabilities, demands, charges and claims of any nature whatsoever (including attorneys’ fees) in respect of or arising from any acts or omissions of an indemnified party made in good faith in the performance of our Manager’s duties under our Management Agreement and not constituting such indemnified party’s bad faith, willful misconduct, gross negligence or reckless disregard of our Manager’s duties under our Management Agreement.

Our Manager’s due diligence of investment opportunities or other transactions may not identify all pertinent risks, which could materially affect our business, financial condition, liquidity and results of operations.

Our Manager intends to conduct due diligence with respect to each investment opportunity or other transaction it pursues. It is possible, however, that our Manager’s due diligence processes will not uncover all relevant facts, particularly with respect to any assets we acquire from third parties. In these cases, our Manager may be given limited access to information about the investment and will rely on information provided by the target of the investment. In addition, if investment opportunities are scarce, the process for selecting bidders is competitive, or the timeframe in which we are required to complete diligence is short, our ability to conduct a due diligence investigation may be limited, and we would be required to make investment decisions based upon a less thorough diligence process than would otherwise be the case. Accordingly, investments and other transactions that initially appear to be viable may prove not to be over time, due to the limitations of the due diligence process or other factors.

RISKS RELATED TO OUR TAXATION AS A REIT

Our failure to qualify as a REIT would result in higher taxes and reduced cash available for distribution to our stockholders. Newcastle’s failure to qualify as a REIT could cause us to lose our REIT status.

We intend to operate in a manner intended to qualify us as a REIT for U.S. federal income tax purposes. Our ability to satisfy the REIT asset tests depends upon our analysis of the fair market values of our assets, some of which are not susceptible to a precise determination, and for which we do not obtain independent appraisals. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Moreover, the proper classification of one or more of our investments may be uncertain in some circumstances, which could affect the application of the REIT qualification requirements. Accordingly, there can be no assurance that the Internal Revenue Service (“IRS”) will not contend that our investments violate the REIT requirements.

If we were to fail to qualify as a REIT in any taxable year, we would be subject to U.S. federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and distributions to stockholders would not be deductible by us in computing our taxable income. Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of, and trading prices for, our stock. Unless entitled to relief under certain provisions of the Code, we also would be disqualified from taxation as a REIT for the four taxable years following the year during which we initially ceased to qualify as a REIT.

If Newcastle were to fail to qualify as a REIT, the rule against re-electing REIT status following a loss of such status would also apply to us if we were treated as a successor to Newcastle for U.S. federal income tax purposes. Although Newcastle has provided (i) a representation in the separation and distribution agreement entered into to effect the spin-off (“Separation and Distribution Agreement”) that it has no knowledge of any fact or circumstance that would cause us to fail to qualify as a REIT and (ii) a covenant in the Separation and Distribution Agreement to use its reasonable best efforts to maintain its REIT status for each of Newcastle’s taxable years ending on or before 2015 (unless Newcastle obtains an opinion from a nationally recognized tax counsel or a private letter ruling from the IRS to the effect that Newcastle’s failure to maintain its REIT status will not cause us to fail to qualify as a REIT under the successor REIT rule referred to above), no assurance can be given that such representation and covenant would prevent us from failing to qualify as a REIT. Although, in the event of a breach, we may be able to seek damages from Newcastle, there can be no assurance that such damages, if any, would appropriately compensate us. In addition, if Newcastle were to fail to qualify as a REIT despite its reasonable best efforts, we would have no claim against Newcastle.

Our failure to qualify as a REIT would cause our stock to be delisted from the NYSE.

The NYSE requires, as a condition to the listing of our shares, that we maintain our REIT status. Consequently, if we fail to maintain our REIT status, our shares would promptly be delisted from the NYSE, which would decrease the trading activity of such shares. This could make it difficult to sell shares and would likely cause the market volume of the shares trading to decline.

If we were delisted as a result of losing our REIT status and desired to relist our shares on the NYSE, we would have to reapply to the NYSE to be listed as a domestic corporation. As the NYSE’s listing standards for REITs are less onerous than its standards for domestic corporations, it would be more difficult for us to become a listed company under these heightened standards. We might not be able to satisfy the NYSE’s listing standards for a domestic corporation. As a result, if we were delisted from the NYSE, we might not be able to relist as a domestic corporation, in which case our shares could not trade on the NYSE.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

Dividends payable to domestic stockholders that are individuals, trusts and estates are generally taxed at reduced tax rates. Dividends payable by REITs, however, generally are not eligible for the reduced rates. The more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock. In addition, the relative attractiveness of real estate in general may be adversely affected by the favorable tax treatment given to non-REIT corporate dividends, which could affect the value of our real estate assets negatively.

Qualifying as a REIT involves highly technical and complex provisions of the Code.

Qualification as a REIT involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. Compliance with these requirements must be carefully monitored on a continuing basis, and there can be no assurance that our Manager’s personnel responsible for doing so will be able to successfully monitor our compliance.

REIT distribution requirements could adversely affect our liquidity and our ability to execute our business plan.

We generally must distribute annually at least 90% of our REIT taxable income, excluding any net capital gain, in order for corporate income tax not to apply to earnings that we distribute. We intend to make distributions to our stockholders to comply with the REIT requirements of the Code. However, differences in timing between the recognition of taxable income and the actual receipt of cash could require us to sell assets or borrow funds on a short-term or long-term basis to meet the 90% distribution requirement of the Code. Certain of our assets may generate substantial mismatches between taxable income and available cash. As a result, the requirement to distribute a substantial portion of our REIT taxable income could cause us to: (i) sell assets in adverse market conditions; (ii) borrow on unfavorable terms; (iii) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt; or (iv) make taxable distributions of our capital stock or debt securities in order to comply with REIT requirements. Further, amounts distributed will not be available to fund investment activities. If we fail to obtain debt or equity capital in the future, it could limit our ability to satisfy our liquidity needs, which could adversely affect the value of our common stock.

We may be unable to generate sufficient revenue from operations to pay our operating expenses and to pay distributions to our stockholders.

As a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and not including net capital gain) each year to our stockholders. To qualify for the tax benefits accorded to REITs, we intend to make distributions to our stockholders in amounts such that we distribute an amount at least equal to all or substantially all of our REIT taxable income each year, subject to certain adjustments. However, our ability to make distributions may be adversely affected by the risk factors described herein.

The stock ownership limit imposed by the Code for REITs and our certificate of incorporation may inhibit market activity in our stock and restrict our business combination opportunities.

In order for us to maintain our qualification as a REIT under the Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year after our first taxable year. Our certificate of incorporation, with certain exceptions, will authorize our board of directors to take the actions that are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, no person may own more than 9.8% of the aggregate value of our outstanding capital stock, treating classes and series of our stock in the aggregate. Our board of directors may grant an exemption in its sole discretion, subject to such conditions, representations and undertakings as it may determine in its sole discretion. These ownership limits could delay or prevent a transaction or a change in our control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.

Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. Moreover, if a REIT distributes less than 85% of its taxable income to its stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then it is required to pay an excise tax on 4% of any shortfall between the required 85% and the amount that was actually distributed. Any of these taxes would decrease cash available for distribution to our stockholders. In addition, our TRSs will be subject to corporate level income tax at regular rates.

Complying with the REIT requirements may negatively impact our investment returns or cause us to forego otherwise attractive opportunities, liquidate assets or contribute assets to a TRS.

To qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. As a result of these tests, we may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution, forego otherwise attractive investment opportunities, liquidate assets in adverse market conditions or contribute assets to a TRS that is subject to regular corporate federal income tax. Our ability to acquire investments will be subject to the applicable REIT qualification tests, and we may have to hold these interests through TRSs, which would negatively impact our returns from these assets. In general, compliance with the REIT requirements may hinder our ability to make and retain certain attractive investments.

Complying with the REIT requirements may limit our ability to hedge effectively.

The existing REIT provisions of the Code may substantially limit our ability to hedge our operations because a significant amount of the income from those hedging transactions is likely to be treated as non-qualifying income for purposes of both REIT gross income tests. In addition, we must limit our aggregate income from non-qualified hedging transactions, from our provision of services and from other non-qualifying sources, to less than 5% of our annual gross income (determined without regard to gross income from qualified hedging transactions). As a result, we may have to limit our use of certain hedging techniques or implement those hedges through total return swaps. This could result in greater risks associated with changes in interest rates than we would otherwise want to incur or could increase the cost of our hedging activities. If we fail to comply with these limitations, we could lose our REIT qualification for U.S. federal income tax purposes, unless our failure was due to reasonable cause, and not due to willful neglect, and we meet certain other technical requirements. Even if our failure were due to reasonable cause, we might incur a penalty tax.

Distributions to tax-exempt investors may be classified as unrelated business taxable income.

Neither ordinary nor capital gain distributions with respect to our stock nor gain from the sale of stock should generally constitute unrelated business taxable income to a tax-exempt investor. However, there are certain exceptions to this rule. In particular:

•

part of the income and gain recognized by certain qualified employee pension trusts with respect to our stock may be treated as unrelated business taxable income if shares of our stock are predominantly held by qualified employee pension trusts, and we are required to rely on a special look-through rule for purposes of meeting one of the REIT ownership tests, and we are not operated in a manner to avoid treatment of such income or gain as unrelated business taxable income; and

•	part of the income and gain recognized by a tax-exempt investor with respect to our stock would constitute unrelated business taxable income if the investor incurs debt in order to acquire the stock.

The tax on prohibited transactions will limit our ability to engage in certain transactions which would be treated as prohibited transactions for U.S. federal income tax purposes.

Net income that we derive from a prohibited transaction is subject to a 100% tax. The term “prohibited transaction” generally includes a sale or other disposition of property that is held primarily for sale to customers in the ordinary course of our trade or business. We might be subject to this tax if we were to dispose of our property in a manner that was treated as a prohibited transaction for U.S. federal income tax purposes.

We generally intend to conduct our operations so that no asset that we own (or are treated as owning) will be treated as, or as having been, held for sale to customers, and that a sale of any such asset will not be treated as having been in the ordinary course of our business. As a result, we may choose not to engage in certain sales at the REIT level, even though the sales might otherwise be beneficial to us. In addition, whether property is held “primarily for sale to customers in the ordinary course of a trade or business” depends on the particular facts and circumstances. No assurance can be given that any property that we sell will not be treated as property held for sale to customers, or that we can comply with certain safe-harbor provisions of the Code that would prevent such treatment. The 100% prohibited transaction tax does not apply to gains from the sale of property that is held through a TRS or other taxable corporation, although such income will be subject to tax in the hands of the corporation at regular corporate rates. We intend to structure our activities to prevent prohibited transaction characterization.

New legislation or administrative or judicial action, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT.

The present U.S. federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the U.S. federal income tax treatment of an investment in us. The U.S. federal income tax rules dealing with REITs constantly are under review by persons involved in the legislative process, the IRS and the U.S. Treasury Department, which results in statutory changes as well as frequent revisions to regulations and interpretations. Revisions in U.S. federal tax laws and interpretations thereof could affect or cause us to change our investments and commitments and affect the tax considerations of an investment in us.

Liquidation of assets may jeopardize our REIT qualification or create additional tax liability for us.

To qualify as a REIT, we must comply with requirements regarding the composition of our assets and our sources of income. If we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as dealer property or inventory.

The lease of our properties to a TRS is subject to special requirements.

Under the provisions of the REIT Investment Diversification and Empowerment Act of 2007, we currently lease certain “qualified healthcare properties” (which generally include assisted living properties but not independent living properties) to our TRSs (or a limited liability company of which a TRS is a member). These TRSs in turn contract with an affiliate of our manager to manage the healthcare operations at these properties. The rents paid by the TRSs in this structure will be treated as qualifying rents from real property for purposes of the REIT requirements only if (i) they are paid pursuant to an arm’s-length lease of a qualified healthcare property and (ii) the operator qualifies as an “eligible independent contractor” with respect to the property. An operator will qualify as an eligible independent contractor if it meets certain ownership tests with respect to us, and if, at the time the operator enters into the property management agreement, the operator is actively engaged in the trade or business of operating qualified healthcare properties for any person who is not a related person to us or the TRS. If any of the above conditions were not satisfied, then the rents would not be considered income from a qualifying source for purposes of the REIT rules, which could cause us to incur penalty taxes or to fail to qualify as a REIT.

RISKS RELATED TO OUR COMMON STOCK

There can be no assurance that the market for our stock will provide you with adequate liquidity.

There can be no assurance that an active trading market for our common stock will develop or be sustained in the future, and the market price of our common stock may fluctuate widely, depending upon many factors, some of which may be beyond our control. These factors include, without limitation:

•	a shift in our investor base;

•	our quarterly or annual earnings, or those of other comparable companies;

•	actual or anticipated fluctuations in our operating results;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	announcements by us or our competitors of significant investments, acquisitions or dispositions;

•	the failure of securities analysts to cover our common stock;

•	changes in earnings estimates by securities analysts or our ability to meet those estimates;

•	the operating and stock price performance of other comparable companies;

•	overall market fluctuations; and

•	general economic conditions.

Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the trading price of our common stock.

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.

As a public company, we will be required to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Internal control over financial reporting is complex and may be revised over time to adapt to changes in our business, or changes in applicable accounting rules. In addition, as a result of any new investment in senior housing properties, we may be required to consolidate additional entities, and, therefore, to document and test effective internal controls over the financial reporting of these entities in accordance with Section 404, which we may not be able to do. Even if we are able to do so, there could be significant costs and delays, particularly if these entities were not subject to Section 404 prior to being acquired by us. We cannot assure you that our internal control over financial reporting will be effective in the future or that a material weakness will not be discovered with respect to a prior period for which we had previously believed that internal controls were effective. If we are not able to maintain or document effective internal control over financial reporting, our independent registered public accounting firm will not be able to certify as to the effectiveness of our internal control over financial reporting. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis, or may cause us to restate previously issued financial information, and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if we or our independent registered public accounting firm reports a material weakness in our internal control over financial reporting. This could materially adversely affect us by, for example, leading to a decline in our share price and impairing our ability to raise capital.

Your percentage ownership in our Company may be diluted in the future.

Your percentage ownership in our Company may be diluted in the future because of equity awards that we expect will be granted to our Manager, to the directors, officers and employees of our Manager who perform services for us, and to our directors, officers and employees, as well as other equity instruments such as debt and equity financing. Our board of directors has approved a Nonqualified Stock Option and Incentive Award Plan (the “Plan”) providing for the grant of equity-based awards, including restricted stock, stock options, stock appreciation rights, performance awards, tandem awards and other equity-based and non-equity based awards, in each case to our Manager, to the directors, officers, employees, service providers, consultants and advisor of our Manager who perform services for us, and to our directors, officers, employees, service providers, consultants and advisors. We have reserved shares of our common stock for issuance under the Plan. On the first day of each fiscal year beginning during the ten-year term of the Plan and beginning with calendar year 2015, that number will be increased by a number of shares of our common stock equal to 10% of the number of shares of our common stock newly issued by us during the immediately preceding fiscal year (and, in the case of fiscal year 2014, the number of shares issued in the period after the effective date of the Plan). Upon the successful completion of an offering of our common stock by us, we will issue to our Manager options (including cash-settled options) equal to 10% of the number of shares sold in the offering. Our board of directors may also determine to issue options to the Manager that are not subject to the Plan, provided that the number of shares underlying any options granted to the Manager in connection with capital raising efforts would not exceed 10% of the shares sold in such offering and would be subject to NYSE rules.

We may incur or issue debt or issue equity, which may negatively affect the market price of our common stock.

We may in the future incur or issue debt or issue equity or equity-related securities. Upon our liquidation, lenders and holders of our debt and holders of our preferred stock (if any) would receive a distribution of our available assets before common stockholders. Any future incurrence or issuance of debt would increase our interest cost and could adversely affect our results of operations and cash flows. We are not required to offer any additional equity securities to existing common stockholders on a preemptive basis. Therefore, additional issuances of common stock, directly or through convertible or exchangeable securities (including limited partnership interests in our operating partnership), warrants or options, will dilute the holdings of our existing common stockholders and such issuances, or the perception of such issuances, may reduce the market price of our common stock. Any preferred stock issued by us would likely have a preference on distribution payments, periodically or upon liquidation, which could eliminate or otherwise limit our ability to make distributions to common stockholders. Because our decision to incur or issue debt or issue equity or equity-related securities in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. Thus, common stockholders bear the risk that our future incurrence or issuance of debt or issuance of equity or equity-related securities will adversely affect the market price of our common stock.

We have not established a minimum distribution payment level and we cannot assure you of our ability to pay distributions in the future.

We intend to make quarterly distributions of an amount at least equal to all or substantially all of our REIT taxable income to holders of our common stock out of assets legally available therefore. We have not established a minimum distribution payment level and our ability to pay distributions may be adversely affected by a number of factors, including the risk factors described in this Form 10-Q. Distributions will be authorized by our board of directors and declared by us based upon a number of factors, including actual results of operations, restrictions under Delaware law or any applicable debt covenants, our financial condition, our taxable income, the annual distribution requirements under the REIT provisions of the Code, our operating expenses and other factors our board of directors deems relevant. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions in the future.

Furthermore, while we are required to make distributions in order to maintain our REIT status (as described above under “Risks Related to our Taxation as a REIT—We may be unable to generate sufficient revenue from operations to pay our operating expenses and to pay distributions to our stockholders”), we may elect not to maintain our REIT status, in which case we would no longer be required to make such distributions. Moreover, even if we do elect to maintain our REIT status, we may elect to comply with the applicable requirements by, after completing various procedural steps, distributing, under certain circumstances, a portion of the required amount in the form of shares of our common stock in lieu of cash. If we elect not to maintain our REIT status or to satisfy any required distributions in shares of common stock in lieu of cash, such action could negatively affect our business and financial condition as well as the price of our common stock. No assurance can be given that we will pay any dividends on shares of our common stock in the future.

We may in the future choose to pay dividends in our own stock, in which case you could be required to pay income taxes in excess of the cash dividends you receive.

We may in the future distribute taxable dividends that are payable in cash and shares of our common stock at the election of each stockholder. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, stockholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the stock that it receives as a dividend in order to pay this tax, the sale proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.

It is unclear whether and to what extent we will be able to pay taxable dividends in cash and stock in later years. Moreover, various aspects of such a taxable cash/stock dividend are uncertain and have not yet been addressed by the IRS. No assurance can be given that the IRS will not impose additional requirements in the future with respect to taxable cash/stock dividends, including on a retroactive basis, or assert that the requirements for such taxable cash/stock dividends have not been met.

An increase in market interest rates may have an adverse effect on the market price of our common stock.

One of the factors that investors may consider in deciding whether to buy or sell shares of our common stock is our distribution rate as a percentage of our share price relative to market interest rates. If the market price of our common stock is based primarily on the earnings and return that we derive from our investments and income with respect to our investments and our related distributions to stockholders, and not from the market value of the investments themselves, then interest rate fluctuations and capital market conditions will likely affect the market price of our common stock. For instance, if market interest rates rise without an increase in our distribution rate, the market price of our common stock could decrease as potential investors may require a higher distribution yield on our common stock or seek other securities paying higher distributions or interest. In addition, rising interest rates would result in increased interest expense on our floating rate debt, thereby adversely affecting cash flow and our ability to service our indebtedness and pay distributions.

Provisions in our certificate of incorporation and bylaws and of Delaware law may prevent or delay an acquisition of our company, which could decrease the trading price of our common stock.

Our certificate of incorporation, bylaws and Delaware law contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the raider and to encourage prospective acquirers to negotiate with our board of directors rather than to attempt a hostile takeover. These provisions include, among others:

•	a classified board of directors with staggered three-year terms;
•

amendment of provisions in our certificate of incorporation and bylaws regarding the election of directors, classes of directors, the term of office of directors, the filling of director vacancies and the resignation and removal of directors only upon the affirmative vote of at least 80% of the then issued and outstanding shares of our capital stock entitled to vote thereon;

•

amendment of provisions in our certificate of incorporation regarding corporate opportunity only upon the affirmative vote of at least 80% of the then issued and outstanding shares of our capital stock entitled to vote thereon;

•	removal of directors only for cause and only with the affirmative vote of at least 80% of the then issued and outstanding shares of our capital stock entitled to vote in the election of directors;
•	our board of directors to determine the powers, preferences and rights of our preferred stock and to issue such preferred stock without stockholder approval;
•	advance notice requirements applicable to stockholders for director nominations and actions to be taken at annual meetings;
•

a prohibition, in our certificate of incorporation, stating that no holder of shares of our common stock will have cumulative voting rights in the election of directors, which means that the holders of a majority of the issued and outstanding shares of common stock can elect all the directors standing for election; and

61

•

a requirement in our bylaws specifically denying the ability of our stockholders to consent in writing to take any action in lieu of taking such action at a duly called annual or special meeting of our stockholders.

Public stockholders who might desire to participate in these types of transactions may not have an opportunity to do so, even if the transaction is considered favorable to stockholders. These anti-takeover provisions could substantially impede the ability of public stockholders to benefit from a change in control or a change in our management and board of directors and, as a result, may adversely affect the market price of our common stock and stockholders’ ability to realize any potential change of control premium.

ERISA may restrict investments by plans in our common stock.

A plan fiduciary considering an investment in our common stock should consider, among other things, whether such an investment is consistent with the fiduciary obligations under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), including whether such investment might constitute or give rise to a prohibited transaction under ERISA, the Code or any substantially similar federal, state or local law and, if so, whether an exemption from such prohibited transaction rules is available.

ITEM 2.      UNREGISTERED SALE OF SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      MINE SAFETY DISCLOSURES

None.

ITEM 5.      OTHER INFORMATION

None.

ITEM 6.      EXHIBITS

2.1	Separation and Distribution Agreement dated October 16, 2014, between the Registrant and Newcastle Investment Corp. (incorporated by reference to Newcastle Investment Corp.’s Report on Form 10-Q, Exhibit 2.2, filed on November 5, 2014).
3.1	Amended and Restated Certificate of Incorporation of the Registrant.
3.2	Amended and Restated Bylaws of the Registrant.
10.1	Management Agreement between the Registrant and FIG LLC (incorporated by reference to the Registrant's Current Report on Form 8-K, filed November 12, 2014).
10.2	Form of Indemnification Agreement by and between New Senior Investment Group Inc. and its directors and officers (incorporated by reference to Amendment No. 1 to the Registrant's Registration Statement on Form 10, filed July 29, 2014).
10.3	New Senior Investment Group Inc. Nonqualified Stock Option and Incentive Award Plan.
10.4	Master Designation Agreement, dated as of July 17, 2012, by and among B Healthcare Properties LLC and the designees listed on the signature pages attached thereto (incorporated by reference to Newcastle Investment Corp.’s Report on Form 8-K, Exhibit 10.1, filed on July 23, 2012).
10.5	Amended and Restated Purchase Agreement, dated as of February 27, 2012, by and among the Purchasers named therein, the Sellers named therein, the Former Sellers named therein and Walter C. Bowen (incorporated by reference to Newcastle Investment Corp.’s Report on Form 8-K, Exhibit 10.2, filed on July 23, 2012).
10.6	Amendment No. 1 to the Amended and Restated Purchase Agreement, dated as of March 30, 2012, by and among the Purchasers named therein, the Sellers named therein, BDC/West Covina II, LLC and Walter C. Bowen (incorporated by reference to Newcastle Investment Corp.’s Report on Form 8-K, Exhibit 10.3, filed on July 23, 2012).
10.7	Amendment No. 2 to the Amended and Restated Purchase Agreement, dated as of April 11, 2012, by and among the Purchasers named therein, the Sellers named therein and Walter C. Bowen (incorporated by reference to Newcastle Investment Corp.’s Report on Form 8-K, Exhibit 10.4, filed on July 23, 2012).
10.8	Amendment No. 3 to the Amended and Restated Purchase Agreement, dated as of April 27, 2012, by and among the Purchasers named therein, the Sellers named therein and Walter C. Bowen (incorporated by reference to Newcastle Investment Corp.’s Report on Form 8-K, Exhibit 10.5, filed on July 23, 2012).
10.9	Amendment No. 4 to the Amended and Restated Purchase Agreement, dated as of June 14, 2012, by and among the Purchasers named therein, the Sellers named therein and Walter C. Bowen (incorporated by reference to Newcastle Investment Corp.’s Report on Form 8-K, Exhibit 10.6, filed on July 23, 2012).
10.10	Amendment No. 5 to the Amended and Restated Purchase Agreement, dated as of July 16, 2012, by and among the Purchasers named therein, the Sellers named therein and Walter C. Bowen (incorporated by reference to Newcastle Investment Corp.’s Report on Form 8-K, Exhibit 10.7, filed on July 23, 2012).
10.11	Master Credit Facility Agreement, dated as of July 18, 2012, by and among the Borrowers named therein, Propco LLC, TRS LLC and Oak Grove Commercial Mortgage, LLC (incorporated by reference to Newcastle Investment Corp.’s Report on Form 8-K, Exhibit 10.8, filed on July 23, 2012).
10.12	Assignment of Master Credit Facility Agreement and Other Loan Documents, dated as of July 18, 2012, from Oak Grove Commercial Mortgage, LLC to Fannie Mae (incorporated by reference to Newcastle Investment Corp.’s Report on Form 8-K, Exhibit 10.9, filed on July 23, 2012).
10.13	Management Agreement, dated as of July 5, 2012, by and between Willow Park Management LLC and Willow Park Leasing LLC (incorporated by reference to Newcastle Investment Corp.’s Report on Form 8-K, Exhibit 10.10, filed on July 23, 2012).
10.14	Purchase and Sale Agreement, dated November 18, 2013, by and between the Sellers named therein and the Purchasers named therein (incorporated by reference to Newcastle Investment Corp.’s Report on Form 10-K, Exhibit 10.16, filed on March 3, 2014).

10.15	Master Lease, dated December 23, 2013, by and among the Landlords named therein and NCT Master Tenant I LLC (incorporated by reference to Newcastle Investment Corp.’s Report on Form 10-K, Exhibit 10.17, filed on March 3, 2014).
10.16	Guaranty of Lease, dated December 23, 2013, by Holiday AL Holdings LP in favor of the Landlords named therein (incorporated by reference to Newcastle Investment Corp.’s Report on Form 10-K, Exhibit 10.18, filed on March 3, 2014).
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

The following property management agreements are being omitted in reliance on Instruction 2 to Item 601 of Regulation S-K, as discussed in Item 1.01 on Newcastle’s Report on Form 8-K filed on July 23, 2012:

Management Agreement, dated as of July 5, 2012, between Sun Oak Management LLC and Sun Oak Leasing LLC.

Management Agreement, dated as of July 5, 2012, between Orchard Park Management LLC and Orchard Park Leasing LLC.

Management Agreement, dated as of July 5, 2012, between Desert Flower Management LLC and Desert Flower Leasing LLC.

Management Agreement, dated as of July 5, 2012, between Canyon Creek Property Management LLC and Canyon Creek Leasing LLC.

Management Agreement, dated as of July 5, 2012, between Regent Court Management LLC and Regent Court Leasing LLC.

Management Agreement, dated as of July 5, 2012, between Sunshine Villa Management LLC and Sunshine Villa Leasing LLC.

Management Agreement, dated as of July 5, 2012, between Sheldon Park Management LLC and Sheldon Park Leasing LLC.

In addition, the following Master Lease and Guaranty of Lease are substantially identical in all material respects, except as to the parties thereto, to the Master Lease and Guaranty of Lease that are filed as Exhibits 10.17 and 10.18, respectively, hereto and are being omitted in reliance on Instruction 2 to Item 601 of Regulation S-K:

Master Lease, dated December 23, 2013, by and among the Landlords named therein and NCT Master Tenant II LLC.

Guaranty of Lease, dated December 23, 2013, by Holiday AL Holdings LP in favor of the Landlords named therein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NEW SENIOR INVESTMENT GROUP INC.

By:	/s/ Susan Givens
Susan Givens
Chief Executive Officer

November 25, 2014

By:	/s/ Mark A. Wallace
Mark A.Wallace
Chief Financial Officer and Treasurer

November 25, 2014

By:	/s/ Julien P. Hontang
Julien P. Hontang
Principal Accounting Officer

November 25, 2014

