Form 10-K
period 2014-12-31
New Senior Investment Group Inc.
filed 2015-02-26
CIK 1610114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Annual period ended December 31, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________
Commission File Number: 001-36499

New Senior Investment Group Inc.
(Exact name of registrant as specified in its charter)

Delaware	80-0912734
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

1345 Avenue of the Americas, New York, NY	10105
(Address of principal executive offices)	(Zip Code)

(212) 479-3140
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class:	Name of exchange on which registered:
Common stock, $0.01 par value per share: 66,415,415 shares.	New York Stock Exchange ("NYSE")
Securities registered pursuant to Section 12 (g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☒ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☒ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.
Common stock, $0.01 par value per share: 66,415,415 shares outstanding as of February 20, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, 13 and 14) will be incorporated by reference from the registrant’s Definitive Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of New Senior Investment Group Inc.’s (“New Senior,” the “Company,” “we,” “us,” or “our”) investments, the stability of our earnings and our financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual outcome of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	our ability to successfully operate as a standalone public company;

•	our dependence on our property managers and tenants (collectively, our “Operators”);

•	the relative spreads between the yield on the assets we invest in and the cost of financing;

•	reductions in cash flows received from our real estate investments;

•	our ability to take advantage of investment opportunities at attractive risk-adjusted prices;

•
the ability of our property managers and tenants (including the tenants to which properties are leased under triple net leases, collectively the “Master Tenants”) to comply with laws, rules and regulations in the operation of our properties;

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

•
our ability to maintain our qualification as a Real Estate Investment Trust (“REIT”) for U.S. federal income tax purposes and the potentially onerous consequences that any failure to maintain such qualification would have on our business; and

•
our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “1940 Act”) and the fact that maintaining such exemption imposes limits on our operations.

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

SPECIAL NOTE REGARDING EXHIBITS

In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements.  The agreements contain representations and warranties by each of the parties to the applicable agreement.  These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.  Additional information about the Company may be found elsewhere in this Annual Report on Form 10-K and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov. See “Business – Corporate Governance and Internet Address; Where Readers Can Find Additional Information.”

The Company acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this report not misleading.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES FORM 10-K INDEX

		Page
	PART I

Item 1.	Business	1

Item 1A.	Risk Factors	14

Item 1B.	Unresolved Staff Comments	32

Item 2.	Properties	32

Item 3.	Legal Proceedings	32

Item 4.	Mine Safety Disclosures	32

	PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	33

Item 6.	Selected Financial Data	35

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	38

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	55

Item 8.	Financial Statements and Supplementary Data	58

	Report of Independent Registered Public Accounting Firm	59

	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	60

	Consolidated Balance Sheets as of December 31, 2014 and 2013	61

	Consolidated (Successor) and Combined (Predecessor) Statements of Operations for the years ended December 31, 2014, December 31, 2013, for the period from July 18, 2012 to December 31, 2012 (Successor) and for the period from January 1, 2012 to July 17, 2012 (Predecessor)	62

	Consolidated (Successor) and Combined (Predecessor) Statements of Equity (Deficit) for the years ended December 31, 2014, December 31, 2013, for the period from July 18, 2012 to December 31, 2012 (Successor) and for the period from January 1, 2012 to July 17, 2012 (Predecessor)	63

	Consolidated (Successor) and Combined (Predecessor) Statements of Cash Flows for the years ended December 31, 2014, December 31, 2013, for the period from July 18, 2012 to December 31, 2012 (Successor) and for the period from January 1, 2012 to July 17, 2012 (Predecessor)	64

	Notes to Consolidated (Successor) and Combined (Predecessor) Financial Statements	66

	Consolidated (Successor) Financial Statement Schedule

	Schedule III - Real Estate and Accumulated Depreciation	88

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	93

Item 9A.	Controls and Procedures	93

	Management’s Report on Internal Control over Financial Reporting

Item 9B.	Other Information	93

	PART III

Item 10.	Directors, Executive Officers and Corporate Governance	94

Item 11.	Executive Compensation	94

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	94

PART I

ITEM 1. BUSINESS
COMPANY OVERVIEW
We are a publicly traded REIT with a diversified portfolio of primarily private pay senior housing properties located across the United States. We were formed as Newcastle Senior Living Holdings LLC, a Delaware limited liability company and wholly owned subsidiary of Newcastle Investment Corp. (“Newcastle”), on May 17, 2012. We converted to a Delaware corporation on May 30, 2014 and changed our name to New Senior Investment Group Inc. on June 16, 2014. On November 6, 2014, we were spun off from Newcastle with the distribution of all our outstanding shares to the holders of Newcastle common stock.
We have a differentiated strategy of concentrating our investment activities on acquiring private pay senior housing and, as a result, are one of the largest owners of senior housing properties in the United States. Our portfolio at December 31, 2014 was comprised of 100 primarily private pay senior housing properties located across 27 states. We divide our properties into two reportable segments: (1) Managed Properties, which are operated by property managers pursuant to property management agreements and (2) Triple Net Lease Properties, which we lease to tenants through long-term triple net leases. See our Consolidated Financial Statements and the related notes, including “Note 1-Organization,” included in Part II, Item 8 of this Annual Report on Form 10-K.
The majority of our portfolio is managed or leased by some of the largest and most experienced operators in the United States. Currently, our managed properties are managed by affiliates or subsidiaries of either Holiday Acquisitions Holdings LLC (“Holiday”), FHC Property Management LLC (together with its subsidiaries, “Blue Harbor”), or Jerry Erwin Associates, Inc. (“JEA”), and all of our Triple Net Lease properties are leased to an affiliate of Holiday or Life Care Services (“LCS”), a third party. Holiday and LCS are among the top three largest senior housing operators in the United States. The assets in our portfolio are described in more detail below under “Our Portfolio.”
While our investment guidelines are purposefully broad to enable us to make investments in a wide array of assets, we actively explore new business opportunities and asset categories as part of our business strategy. Our investment strategy is focused on acquiring private pay senior housing properties which we believe is unique compared to our publicly traded peers. For more information about our investment guidelines, see “Investment Guidelines” below.
Pursuant to a management agreement (the “Management Agreement”), we are externally managed and advised by FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC (“Fortress”), which is a leading global investment management firm with $67.5 billion of assets under management as of December 31, 2014. Fortress, through the private equity funds managed by its affiliates, is a large investor in the senior housing sector. Private equity funds managed by an affiliate of our Manager currently own a majority of Holiday, and Blue Harbor is an affiliate of our Manager. We intend to leverage Fortress’s nearly 15 years of experience in the senior housing industry to assist us in retaining best-in-class property managers and sourcing and completing attractive acquisitions.
ACQUIRED PROPERTIES
During 2014, we completed $314.9 million of primarily private pay senior housing acquisitions totaling 16 properties, which were comprised of ten assisted living/memory care (“AL/MC”) properties, four continuing care retirement communities (“CCRC”) and two dedicated independent living (“IL-only”) properties. Ten of these properties were added into our Managed Properties segment and the remaining six were integrated into our Triplet Net Lease Properties segment. The acquisitions included the following:

•
In the first quarter of 2014, we acquired two portfolios (one IL-only property and one AL/MC property) for an aggregate purchase price of approximately $22.8 million and financed the properties with $17.3 million of non-recourse mortgage notes. Both properties were integrated into our Managed Properties segment and are managed by Holiday.

•
During the second quarter, we acquired one portfolio with three AL/MC properties for approximately $21.7 million, financed with approximately $15.6 million of non-recourse mortgage notes. These properties were integrated into our Managed Properties segment and are managed by Blue Harbor.

•
In the second quarter, we acquired one portfolio with six properties (four CCRC, one IL-only and one AL/MC), collectively the “LCS Portfolio,” for approximately $183.0 million plus acquisition costs. Subsequent to the acquisition of the LCS Portfolio, we entered into a triple net lease agreement with a third party. The LCS Portfolio triple net lease has a 15-year term with two five-year renewal options and first-year rent equal to approximately $14.2 million with annual increases during the following three years of 3.75% and up to 2.5% per year thereafter. In October 2014, we entered into a loan agreement in the total amount of $115.0 million which carries an interest rate of London Interbank Offered Rate (“LIBOR”) plus 3.25% and has an initial maturity in October 2017. This loan is secured by the LCS Portfolio.

•
In the third quarter, we acquired one portfolio with one AL/MC property for $44.4 million which was financed with $33.8 million of non-recourse mortgage notes. This property was integrated into our Managed Properties segment and is managed by Blue Harbor.

•
In the third quarter, we acquired two portfolios for a total of three AL/MC properties for $27.3 million which were financed with $13.5 million of non-recourse mortgage notes. These properties were integrated into our Managed Properties segment and are managed by Blue Harbor.

•
In the fourth quarter, we acquired one portfolio with one AL/MC property for $15.7 million which was financed with cash on hand. This property was integrated into our Managed Properties segment and is managed by JEA.

•
Subsequent to December 31, 2014, we consummated the acquisition of a four property portfolio, the "CSL Portfolio," for total consideration of $36.3 million. The CSL Portfolio consists of four IL-only properties and will be included in our Managed Properties segment.

•
On December 21, 2014, we entered into a Purchase and Sale Agreement with an affiliate of Hawthorn Retirement Group LLC to acquire 17 IL-only properties for approximately $435.0 million in cash, subject to customary adjustments and prorations and less any debt assumed at the closing. The acquisition is subject to various conditions, including the completion of due diligence, and is expected to close in March 2015.

Each of the above acquisitions was accounted for under the acquisition method whereby all assets acquired and liabilities assumed are recognized at their acquisition-date fair value with acquisition-related costs being expensed as incurred.
We continue to explore opportunities to invest in additional senior housing properties across the United States. While we generally target smaller, local and regional portfolios, we may continue to invest in large portfolios that we believe offer attractive risk-adjusted returns.
MARKET OPPORTUNITY

Opportunity to Consolidate Large and Fragmented Industry

We believe there are significant investment opportunities in the U.S. senior housing market driven by three factors: (i) growing demand from significant increases in the senior citizen population and only modest levels of new construction, (ii) highly fragmented ownership of senior housing properties among many smaller local (“mom and pop”) and regional owner/operators and (iii) operational improvement opportunities to increase property-level net operating income leveraging the experience and economies of scale of our Manager. We estimate the size of the senior housing industry in the United States to be approximately $300 billion, and, according to the 2013 American Seniors Housing Association 50 Report, approximately 66% of these senior housing facilities are owned by mom and pop operators with 15 or fewer properties. Given our strong track record of external growth, we believe an opportunity exists to continue to participate in the consolidation of this fragmented industry as many of these smaller owner/operators may decide to sell their portfolios. An attractive investment opportunity exists to acquire high quality properties where operational performance can be improved by leveraging the experience of our Manager. While the acquisition environment is more competitive, we believe these properties are still too small to attract many larger REIT and other institutional investors, affording us the opportunity to acquire properties at attractive prices in a less competitive environment than larger portfolios. We expect to structure these investments as either triple net leases or managed properties by entering into a management agreement with a REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”) compliant structure allowing us to participate directly in the cash flows of the facilities.

Attractive Demand - Supply Fundamentals to Drive Organic Growth

We believe that the rapidly growing senior citizen population in the U.S. will result in a substantially increased demand for senior housing properties as the baby boomer generation ages, life expectancies lengthen and more health-related services are demanded. The U.S. Census Bureau estimates that the total number of Americans aged 65 and older is expected to increase from approximately 47.7 million in 2015 to 77.3 million by 2035, with the number of citizens aged 65 and older expected to grow at four times the rate of the overall population by 2035. Healthcare is the largest private-sector industry in the U.S., with healthcare expenditures in the U.S. accounting for approximately 17% of gross domestic product in December 2013. According to the Center for Medicare and Medicaid Services (“CMS”), the average annual compounded growth rate for national healthcare expenditures from 2015 through 2022 is expected to be 6.2%. Additionally, senior citizens are the largest consumers of healthcare services. The target age group for our properties is Americans over 70 years old while a typical resident is 80 to 85 years of age. According to CMS, average per capita healthcare expenditures by those 65 years and older continue to be about three times more than the average spent by those 19 to 64 years old. Demand for senior housing is driven both by growth of an aging population and by an increasing array of services and support required by residents. According to the U.S. Census Bureau, the percentage of Americans between ages 75 and 79 seeking assistance with basic and instrumental activities of daily living is 15%, increasing to 30% for Americans over 80 years of age. According to the Alzheimer’s Association, over one-third of individuals over age 85 have Alzheimer’s disease. To address these resident needs, senior housing provides varying and flexible levels of services. While our target population is growing, the rate of supply growth of new senior housing facilities remains modest. During the recent recession, according to the National Investment Center for Seniors Housing and Care ("NIC"), senior housing units under construction declined significantly beginning in 2008. While construction has increased in recent years, the pace of construction of new units continues to be modest.

Differentiated Strategy Focused on Private Pay Senior Housing

We generally seek investments in senior housing facilities that have an emphasis on private pay sources of revenue which is considered more stable and predictable compared to government reimbursed property types and believe this strategy is more focused than many of our publicly traded peers. Private pay residents are individuals who are personally obligated to pay the costs of their housing and services without relying significantly on reimbursement payments from Medicaid or Medicare. Sources for these private payments include: (i) pensions, savings and retirement funds; (ii) proceeds from the sale of real estate and personal property; (iii) assistance from residents’ families; and (iv) private insurance. While our investments may have some level of revenues related to government reimbursements, we focus on investments with high levels of private pay revenue and, for the year ended December 31, 2014, private pay sources represented 98% of the property level revenue from the residents at our facilities. Private pay facilities are not subject to governmental rate setting and, accordingly, we believe they provide for more predictable and higher rental rates from residents than facilities primarily reliant on government-funded sources.

The senior housing industry offers a full continuum of care to seniors with product types that range from “mostly housing” (i.e., senior apartments) to “mostly healthcare” (i.e., skilled nursing, hospitals, etc.). We primarily focus on product types at the center of this continuum, namely IL-only properties and AL/MC properties. Many of our peers have significant exposure to skilled nursing facilities and hospitals providing higher acuity levels of healthcare. Accordingly, these peers have higher levels of exposure to revenues derived from Medicaid and Medicare reimbursements. Our facilities are predominantly reliant on private pay sources of revenue and have limited risk exposure to regulatory changes in the healthcare arena. We believe that our focused portfolio of primarily IL-only and AL/MC properties will allow investors to participate in the positive fundamentals of the senior housing sector without similar levels of risk exposure associated with higher acuity types of healthcare real estate.

Attractive Portfolio Diversified by Product Type, Operating Model and Geography

Since we started building this platform in July 2012, we have invested $1.8 billion to acquire 100 senior housing properties through December 31, 2014. Our portfolio is diversified in terms of product type, operating model and geography. At December 31, 2014, we have 56 IL-only properties, 40 AL/MC properties and four CCRC properties across 27 states. Our portfolio provides an attractive mix of triple net lease and managed properties. At December 31, 2014, our triple net lease portfolio totals 57 properties (52 IL-only properties, one AL/MC property and four CCRC properties), and our managed properties portfolio totals 43 properties (four IL-only properties and 39 AL/MC properties).

Manager Expertise Owning and Operating Senior Housing

We are externally managed and advised by an affiliate of Fortress, a large investor with nearly 15 years of experience in the senior housing sector. Our Manager and its affiliates have a far-reaching presence in consumer-facing industries across the United States through Fortress’s investments in healthcare, leisure, gaming, real estate and transportation companies. Private equity funds managed by an affiliate of our Manager currently own a majority of Holiday, the largest independent living operator in the United States with over 300 properties in 43 states, and Blue Harbor is an affiliate of our Manager. Due to this presence, we believe we are able to achieve volume discounts for services and products at many of our properties, such as insurance and food and beverage. These types of benefits often allow us to be a more competitive bidder for small- and mid-sized managed properties than other potential buyers. Furthermore, we intend to leverage our Manager’s deep experience and industry relationships to provide us with growth opportunities for the Company.

Tax Efficient REIT Status

We have elected to be treated as a REIT, and we intend to operate in conformity with the requirements for qualification and taxation as a REIT. Our REIT status provides us with certain tax advantages compared to some of our competitors. Those advantages include an ability to reduce our corporate-level income taxes by making dividend distributions to our stockholders and an ability to pass our capital gains through to our stockholders in the form of capital gains dividends. We believe our REIT status provides us with a significant advantage as compared to other companies or industry participants who do not have a similar tax efficient structure.

SENIOR HOUSING INDUSTRY
Overview

For an overview of the senior housing industry, see “Opportunity to Consolidate Large and Fragmented Industry” and “Attractive Demand - Supply Fundamentals to Drive Organic Growth.”

Government Regulations

AL/MC properties and operations are subject to extensive and complex federal, state and local healthcare laws and regulations relating to fraud and abuse practices, government reimbursement, licensure and certificate of need (“CON”) and similar laws governing the operation of healthcare properties. While the AL/MC properties within our portfolio are subject to many varying types of regulatory and licensing requirements, we expect that the healthcare industry, in general, will continue to face increased regulation, enforcement and pressure in the areas of fraud, waste and abuse, cost control, healthcare management and provision of services, among others. In fact, some states have revised and strengthened their regulation of senior housing properties and, that trend may continue. In addition, efforts by third-party payors, such as Governmental Programs (as defined below) and private insurance payor organizations (which include insurance companies, health maintenance organizations and other types of health plans/managed care organizations) to impose more stringent controls upon operators are expected to intensify and continue. Changes in applicable federal, state or local laws and regulations and new interpretations of existing laws and regulations could have a material adverse effect on our business.

As used in this section, “Governmental Program” means, individually and collectively, any federal, state or local governmental reimbursement programs administered through a governmental body, agency thereof or contractor thereof (including a Governmental Program Payor) including, without limitation, the Medicare and Medicaid programs or successor programs to any of the aforementioned programs. “Governmental Program Payor” means a private insurance payor organization which has a contract with a Governmental Program to arrange for the provision of assisted living property or skilled nursing facility (“SNF”) services to Governmental Program beneficiaries and which receives reimbursement from the Governmental Program to do so.
Our AL/MC senior housing properties are regulated by state and local laws governing licensure, provision of services, staffing requirements and other operational matters. The laws that govern our properties vary greatly from one jurisdiction to another. Owners and/or operators of certain senior housing properties, including, but not limited to, AL/MC properties, are required to be licensed or certified by the state in which they operate. In granting and renewing such licenses, the state regulatory agencies consider numerous factors relating to a property’s physical plant and operations, including, but not limited to, admission and discharge standards, staffing and training. A decision to grant or renew a license may also be affected by a property’s record with respect to licensure compliance, patient and consumer rights, medication guidelines and other regulations. Certain states require additional licensure and impose additional staffing and other operational standards in order for a property to provide higher levels of assisted living services. Senior housing properties may also be subject to state and/or local building, zoning, fire and food service laws before licensing or certification may be granted. Our properties may also be affected by changes in accreditation standards or procedures of accreditation bodies that are recognized by states or a Governmental Program in the licensure or certification process.
In the future, we may also acquire senior housing properties that include SNFs. SNFs are licensed by the state in which the facility is located, and, if an owner chooses to participate in Medicaid, Medicare or certain other Governmental Programs, the facility must also be certified to participate in such programs. In that regard, SNFs are particularly subject to myriad, comprehensive federal Medicare and Medicaid certification requirements that not only require state licensure but also separately (apart from state licensure) regulate the type and quality of the medical and/or nursing care provided, ancillary services (e.g., respiratory, occupational, physical and infusion therapies), qualifications of the administrative personnel and nursing staff, the adequacy of the physical plant and equipment, reimbursement and rate setting and other operational issues and policies.

In the future, we may also acquire certain healthcare properties (including assisted living properties in some states and SNFs in most states) that are subject to a variety of CON or similar laws. None of our properties are currently subject to such laws. Where applicable, such laws generally require, among other requirements, as a predicate to licensure that a facility demonstrate the need for (i) constructing a new facility, (ii) adding beds or expanding an existing facility, (iii) investing in major capital equipment or adding new services, (iv) changing the ownership or control of an existing licensed facility, or (v) terminating services that have been previously approved through the CON process. These laws could affect, and even restrict, our ability to expand into new markets and to expand our properties and services in existing markets. In addition, CON laws may constrain the ability of an operator to transfer responsibility for operating a particular facility to a new operator. If we have to replace a facility operator who is excluded from participating in a federal or state healthcare program (as discussed below), our ability to replace the operator may be affected by a particular state’s CON laws, regulations and applicable guidance governing changes in provider control.
Aside from CON considerations, transfers of ownership, provider control and/or operations of assisted living properties and SNFs are subject to licensure and other regulatory approvals not required for transfers of other types of commercial operations and real estate. These regulations may also constrain or even impede our ability to replace property managers or tenants of our properties, and they may also impact our acquisition or sale of senior housing properties. In addition, if any of our licensed properties operate outside of its licensed authority, doing so could subject the facility to penalties, including closure of the facility. Failure to obtain licensure or loss or suspension of licensure or certification may prevent an assisted living property or SNF from operating or result in a suspension of Governmental Program reimbursement payment until all licensure or certification issues have been resolved.
A significant portion of the revenues received by our properties are from self-pay residents. The remaining revenue source is primarily Medicaid under certain federal waiver programs. As a part of the Omnibus Budget Reconciliation Act of 1981 (“OBRA”), Congress established a waiver program enabling some states to offer Medicaid reimbursement to assisted living providers as an alternative to institutional long-term care services. The provisions of OBRA and subsequent federal enactments permit states to seek a waiver from typical Medicaid requirements to develop cost-effective alternatives to long-term care, including Medicaid payments for assisted living and, in some instances, including payment for such services through Governmental Program Payors. In 2014, approximately 2% of the revenues at our senior housing properties were from Medicaid reimbursement. There can be no guarantee that a state Medicaid program operating pursuant to a waiver will be able to maintain its waiver status, that funding levels will not decrease or that eligibility requirements will not change.
Rates paid by self-pay residents of properties within our Managed Properties segment are determined in accordance with applicable provisions of the management agreements entered into with our property managers, and are impacted by local market conditions and operating costs. Rates paid by self-pay residents of properties within our Triple Net Lease Properties segment are determined by the tenant.
The level of assisted living Medicaid reimbursement varies from state to state. Thus, the revenues generated by our assisted living properties may be adversely affected by payor mix, acuity level, changes in Medicaid eligibility and reimbursement levels. In addition, a state could lose its Medicaid waiver and no longer be permitted to utilize Medicaid dollars to reimburse for assisted living services. Such changes in revenues could in turn have a material adverse effect on our business.
Unlike assisted living operators, SNF operators typically receive most of their revenues from the Medicare and Medicaid programs, with the balance representing reimbursement payments from private insurance payor organizations (and perhaps minimal self-pay). Consequently, changes in federal or state reimbursement policies may also adversely affect our business if we acquire properties with an SNF component.
The percentage of federal Medicaid revenue support used for long-term care varies from state to state, due in part to different ratios of elderly population and eligibility requirements. Within certain federal guidelines, states have a fairly wide range of discretion to determine eligibility and to establish a reimbursement methodology for SNF Medicaid patients. Many states reimburse SNFs pursuant to fixed daily Medicaid rates which are applied prospectively based on patient acuity and the historical costs incurred in providing patient care. Reasonable costs typically include allowances for staffing, administrative and general expenses, property and equipment (e.g., real estate taxes, depreciation and fair rental).
The Medicare SNF benefit covers skilled nursing care, rehabilitation services and other goods and services, and the facility receives a pre-determined daily rate for each day of care, up to 100 days. These prospective payment system (“PPS”) rates are expected to cover all operating and capital costs that efficient properties would be expected to incur in furnishing most SNF services, with certain high-cost, low-probability ancillary services paid separately.
There is a risk that some skilled nursing facilities’ costs could exceed the fixed payments under the prospective payment system for skilled nursing facilities ("SNF PPS"), and there is also a risk that payments under the SNF PPS may be set below the costs to provide certain items and services, which could have a material adverse effect on an SNF. Further, SNFs are subject to periodic pre and post-payment reviews and other audits by federal and state authorities. Such a review or audit could result in recoupments, denials, or delay of payments in the future, which could have a material adverse effect on the business of an SNF.
In the ordinary course of business, our AL/MC properties have been and are subject regularly to inspections, inquiries, investigations and audits by state agencies that oversee applicable laws and regulations. State licensure laws and, where applicable, Governmental Program certification, require license renewals and compliance surveys on an annual or bi-annual basis. The failure of our AL/MC property managers to maintain or renew any required license or regulatory approval, as well as the failure of our managers to correct serious deficiencies identified in a compliance survey, could result in the suspension of operations at a property. In addition, if an AL/MC or SNF property, where applicable, is found to be out of compliance with Governmental Program conditions of participation, the property’s manager may be excluded from participating in those Governmental Programs. Any such occurrence may impair the ability of a property manager to meet its obligations. If we have to replace a property manager, our ability to do so may be affected by the federal and state regulations governing such changes. This may result in payment delays, an inability to find a replacement property manager or other difficulties. Unannounced surveys or inspections of a property may occur annually or bi-annually or following a regulator’s receipt of a complaint regarding the property. From time-to-time, our properties receive deficiency reports from state regulatory bodies resulting from such inspections or surveys. Most deficiencies are resolved through a plan of corrective action relating to the property’s operations but, whether the deficiencies are cured or not, the applicable governmental authority typically has the authority to take further action against a licensee. Such an action could result in the imposition of fines, imposition of a provisional or conditional license, suspension or revocation of a license or Governmental Program participation, suspension or denial of admissions or imposition of other sanctions, including criminal penalties. The imposition of such sanctions may adversely affect our business.
Assisted living properties and SNFs that participate in Governmental Programs are subject to numerous federal, state and local laws, including implementing regulations and applicable governmental guidance that govern the operational, financial and other arrangements that may be entered into by healthcare properties and other providers. Certain of these laws prohibit direct or indirect payments of any kind for the purpose of inducing or encouraging the referral of patients for medical products or services reimbursable by Governmental Programs. Other laws require providers to furnish only medically necessary services and submit to the Governmental Program and Governmental Program Payors valid and accurate statements for each service, and other laws require providers to comply with a variety of safety, health and other requirements relating to the condition of the licensed property and the quality of care provided. Sanctions for violations of these laws may include, but are not limited to, criminal and/or civil penalties and fines, loss of licensure, immediate termination of government payments and exclusion from any Governmental Program participation. In certain circumstances, violation of these laws (such as those prohibiting abusive and fraudulent behavior and, in the case of Governmental Program Payors, also prohibiting insurance fraud) with respect to one property may subject other properties under common control or ownership to sanctions, including exclusion from participation in Governmental Programs. In the ordinary course of business, our properties are regularly subjected to inquiries, investigations and audits by the federal and state agencies that oversee these laws.
All healthcare providers, including, but not limited to, assisted living properties and SNFs that participate in Governmental Programs, are also subject to the Federal Anti-Kickback Statute, a criminal statute which generally prohibits persons from offering, providing, soliciting or receiving remuneration to induce either the referral of an individual or the furnishing of a good or service for which payment may be made under a federal Governmental Program. SNFs and certain other types of healthcare properties and providers are also subject to the Federal Ethics in Patient Referral Act of 1989, commonly referred to as the “Stark Law.” The Stark Law generally prohibits the submission of claims to Medicare for payment if the claim results from a physician referral for certain designated services and the physician has a financial relationship with the health service provider that does not qualify under one of the exceptions for a financial relationship under the Stark Law. Many states have similar prohibitions on physician self-referrals and submission of claims which are applicable to all payor sources, including state Medicaid programs.
Further, healthcare properties and other providers, including, but not limited to, assisted living properties and SNFs, that receive Governmental Program payments, are subject to substantial financial and other (in some cases, criminal) penalties under the Civil Monetary Penalties Act, the Federal False Claims Act and, in particular, actions under the Federal False Claims Act’s “whistleblower” provisions. Violations of these laws can also subject persons and entities to termination from participation in Governmental Programs or result in the imposition of substantial damages, fines or other penalties. Private enforcement of healthcare fraud has increased due in large part to amendments to the Federal False Claims Act that encourage private individuals to sue on behalf of the government. These whistleblower suits brought by private individuals, known as “qui tam actions,” may be filed by almost anyone, including present and former patients, nurses and other employees. Significantly, if a claim is successfully adjudicated, the Federal False Claims Act provides for treble damages in addition to penalties up to $11,000 per claim. Various state false claim act and anti-kickback laws may also apply to each property operator, regardless of payor source (i.e., such as a private insurance payor organization or a Governmental Program), and violations of those state laws can also result in substantial fines and/or adverse licensure actions to our material detriment.

Government investigations and enforcement actions brought against the healthcare industry have increased dramatically over the past several years and are expected to continue. Some of these enforcement actions represent novel legal theories and expansions in the application of the Federal False Claims Act. Governmental agencies, both state and federal, are also devoting increasing attention and resources to anti-fraud initiatives against healthcare properties and other providers. Legislative developments, including changes to federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), have greatly expanded the definition of healthcare fraud and related offenses and broadened its scope to include certain private insurance payor organizations in addition to Governmental Programs. Congress also has greatly increased funding for the Department of Justice, Federal Bureau of Investigation and the Office of the Inspector General of the Department of Health and Human Services (“HHS”) to audit, investigate and prosecute suspected healthcare fraud. Moreover, a significant portion of the billions in healthcare fraud recoveries over the past several years has also been returned to government agencies to further fund their fraud investigation and prosecution efforts.
HIPAA regulations provide for communication of health information through standard electronic transaction formats and for the privacy and security of health information. In order to comply with the regulations, healthcare providers often must undertake significant operational and technical implementation efforts. Operators also may face significant financial exposure if they fail to maintain the privacy and security of medical records and other personal health information about individuals. The Health Information Technology for Economic and Clinical Health Act (“HITECH”), passed in February 2009, strengthened the HHS Secretary’s authority to impose civil money penalties for HIPAA violations occurring after February 18, 2009. HITECH directs the HHS Secretary to provide for periodic audits to ensure that covered entities and their business associates (as that term is defined under HIPAA) comply with the applicable HITECH requirements, increasing the likelihood that a HIPAA violation will result in an enforcement action. The CMS issued an interim final rule which conformed HIPAA enforcement regulations to HITECH, increasing the maximum penalty for multiple violations of a single requirement or prohibition to $1.5 million. Higher penalties may accrue for violations of multiple requirements or prohibitions. Additionally, on January 17, 2013, the CMS released a final rule, which expands the applicability of HIPAA and HITECH and strengthens the government’s ability to enforce these laws. The final rule broadens the definition of “business associate” and provides for civil money penalty liability against covered entities and business associates for the acts of their agents regardless of whether a business associate agreement is in place. Additionally, the final rule adopts certain changes to the HIPAA enforcement regulations to incorporate the increased and tiered civil monetary penalty structure provided by HITECH, and makes business associates of covered entities directly liable under HIPAA for compliance with certain of the HIPAA privacy standards and HIPAA security standards. HIPAA violations are also potentially subject to criminal penalties.
The Patient Protection and Affordable Care Act (the “Affordable Care Act”) and the HealthCare and Education Reconciliation Act of 2010, which amends the Affordable Care Act (collectively, the “Health Reform Laws”), and the June 28, 2012 United States Supreme Court ruling upholding the individual mandate of the Health Reform Laws and partially invalidating the expansion of Medicaid (further discussed below) may have a significant impact on Medicare, Medicaid and other Governmental Programs, as well as private insurance payor organizations, which in turn may impact the reimbursement amounts received by our properties which participate in Governmental Programs. In fact, the Health Reform Laws could have a substantial and material adverse effect on all parties directly or indirectly involved in the healthcare system. Together, the Health Reform Laws make the most sweeping and fundamental changes to the U.S. healthcare system undertaken since the creation of Medicare and Medicaid and contain various provisions that may directly impact our business.
These new Health Reform Laws include, without limitation, the expansion of Medicaid eligibility, requiring most individuals to have health insurance, establishing new regulations on certain private insurance payor organizations (including Governmental Program Payors), establishing health insurance exchanges and modifying certain payment systems to encourage more cost-effective care and a reduction of inefficiencies and waste, including through new tools to address fraud and abuse. Because many of our properties deliver healthcare services, we will be impacted by the risks associated with the healthcare industry, including the Health Reform Laws. While the expansion of healthcare coverage may result in some additional demand for services provided by our properties, reimbursement levels may be lower than the costs required to provide such services, which could materially adversely affect our business. The Health Reform Laws also enhance certain fraud and abuse penalty provisions in the event of one or more violations of the federal healthcare regulatory laws. In addition, the Health Reform Laws have provisions that impact the health coverage that our property managers or tenants provide to their respective employees. We cannot predict whether the existing Health Reform Laws, or future healthcare reform legislation or regulatory changes, will have a material impact on our business.
Additionally, certain provisions of the Health Reform Laws are designed to increase transparency and program integrity of SNFs. Specifically, SNFs will be required to institute compliance and ethics programs. Additionally, the Health Reform Laws make it easier for consumers to file complaints against nursing homes by mandating that states establish complaint websites. The provisions calling for enhanced transparency will increase the administrative burden and costs on SNF providers.

OUR PORTFOLIO
The key characteristics of our high quality senior housing portfolio are set forth in the table below:

(dollars in thousands)			Real Estate Investments (A) as of December 31, 2014			Revenues for the Year Ended December 31, 2014
Operating Model	Number of Communities	Number of Beds	Real Estate Investments	Percent of Total Real Estate Investment	Real Estate Investment per Bed	Total Revenues (B)	Percent of Total Revenues	Number of States
Managed Properties	43	5,362	$632,486	34.8%	$118	$156,993	61.6%	17
Triple Net Lease Properties	57	7,074	1,185,058	65.2%	168	97,992	38.4%	24
Total	100	12,436	$1,817,544	100.0%		$254,985	100.0%	27

(dollars in thousands)			Real Estate Investments (A) as of December 31, 2013			Revenues for the Year Ended December 31, 2013
Operating model	Number of Communities	Number of Beds	Real Estate Investments	Percent of Total Real Estate Investment	Real Estate Investment per Bed	Total Revenues (B)	Percent of Total Revenues	Number of States
Managed Properties	33	4,453	$496,016	33.1%	$111	$83,218	97.7%	11
Triple Net Lease Properties	51	5,840	1,000,475	66.9%	171	1,918	2.3%	24
Total	84	10,293	$1,496,491	100.0%		$85,136	100.0%	25

(A)	Real estate investments represent the carrying value of real estate excluding accumulated depreciation and amortization.

(B)	Revenues relate to the period the properties were owned by us in a calendar year and, therefore, are not indicative of full-year results for all properties.

For the years ended December 31, 2014, and December 31, 2013 the average occupancy rate of our managed portfolio was 83.6% and 82.5%, respectively, and the average occupancy rate for our triple net portfolio was 88.8% and 89.1%, respectively.
We classify our properties by asset type and operating model, as described in more detail below.

Product Type

IL-only Properties: As of December 31, 2014, our portfolio includes 56 IL-only properties, of which 52 are Triple Net Lease Properties and four are Managed Properties. IL-only properties are age-restricted, multifamily properties with central dining that provide residents access to meals and other services such as housekeeping, linen service, transportation and social and recreational activities. A typical resident is 80 to 85 years old and is relatively healthy. Residents are typically charged all-inclusive monthly rates.

AL/MC Properties: As of December 31, 2014, our portfolio includes 40 AL/MC properties, of which 39 are Managed Properties and one is a Triple Net Lease Property. AL/MC properties are state-regulated rental properties that provide the same services as IL-only properties and additionally have staff to provide residents assistance with activities of daily living, such as management of medications, bathing, dressing, toileting, ambulating and eating. AL/MC properties may include memory care properties that specifically provide care for individuals with Alzheimer’s disease and other forms of dementia or memory loss. The average age of an AL/MC resident is similar to that of an IL-only resident, but AL/MC residents typically have greater healthcare needs. Residents are typically charged all-inclusive monthly rates for IL-only services and additional “care charges” for AL/MC services, which vary depending on the types of services required. AL/MC properties are generally private pay, although many states will allow residents to cover a portion of the cost with Medicaid.

CCRC Properties: As of December 31, 2014, our portfolio includes four CCRC properties, all of which are Triple Net Lease properties. CCRCs are a particular type of retirement community that offers several levels (generally more than three) of health care at one facility or campus, often including independent living, assisted living/memory care and skilled nursing. CCRCs offer a tiered approach to the aging process, accommodating residents’ changing needs as they age.

Operating Model

Managed Properties: As of December 31, 2014, our portfolio includes 43 Managed Properties managed by either Blue Harbor, Holiday, or JEA. These properties include four IL-only properties and 39 AL/MC properties and are located across 17 states with 5,362 beds. We enter into long-term property management agreements for our managed properties with Blue Harbor, Holiday and JEA. Blue Harbor and Holiday’s property management agreements have initial ten-year terms, with successive, automatic one-year renewal periods. JEA’s property management agreement has an initial five-year term, with successive, automatic one-year renewal periods. Under these agreements, we pay monthly property management fees. For AL/MC properties managed by Blue Harbor and Holiday, we pay management fees equal to 6% of effective gross income for the first two years and 7% thereafter. For IL-only properties managed by Blue Harbor and Holiday, we pay management fees equal to 5% of effective gross income. We pay management fees equal to 5% of gross revenues for the property managed by JEA. As the owner of the Managed Properties, we are responsible for the properties’ operating costs, including repairs, maintenance, capital expenditures, utilities, taxes, insurance and the payroll expense of property-level employees. The payroll expense, which is included in property operating expense in our Consolidated Statement of Operations, is structured as a reimbursement to the property manager, who is the employer of record. We have various rights as the property owner under our property management agreements, including rights to set budget guidelines and to terminate and exercise remedies under those agreements as provided therein. However, we rely on our property managers’ personnel, expertise, technical accounting resources and information systems, proprietary information, good faith and judgment to manage our senior housing operations efficiently and effectively. We also rely on our property managers to otherwise operate our properties in compliance with the terms of the management agreements, although we have various rights as the property owner to terminate and exercise remedies under the management agreements.
Triple Net Lease Properties: As of December 31, 2014, our portfolio includes 57 Triple Net Lease properties. These properties include 52 IL-only properties, four CCRC properties and one AL/MC property and are located across 24 states with 7,074 beds, in aggregate. These properties are leased to the Master Tenants pursuant to the triple net leases. Our triple net lease arrangements have initial terms of 15 and 17 years and include renewal options and periodic rent increases ranging from 2.5% to 4.5% based on changes in consumer price index (“CPI”). Under each triple net master lease, the respective Master Tenant is typically responsible for (i) operating its portion of the portfolio and bearing the related costs, including repairs, maintenance, capital expenditures, utilities, taxes, insurance and the payroll expense of property-level employees, and (ii) complying with the terms of the mortgage financing documents. The obligations of the tenant under the triple net master leases for a portfolio of properties (the “Holiday Portfolios”) are guaranteed to us by a subsidiary of Holiday. Both the tenant and the guarantor of the Holiday Portfolios are affiliates of Fortress. The obligations of the tenant under the triple net master leases for the LCS Portfolio, are guaranteed to us by LCS.
Our portfolio of senior housing properties is broadly diversified by geographic location throughout the United States. The following table shows the geographic location of our senior housing properties, and the percentage of total revenues by geographic location for the year ended December 31, 2014.

	Managed Properties			Triple Net Lease Properties			Total
Location	Number of Communities	Number of Beds	% of Revenue	Number of Communities	Number of Beds	% of Revenue	Number of Communities	Number of Beds	% of Revenue
Arizona	1	108	2.9%	1	115	1.3%	2	223	2.3%
California	3	328	10.7%	2	235	4.5%	5	563	8.3%
Colorado	—	—	—	4	439	6.0%	4	439	2.3%
Connecticut	—	—	—	2	276	5.2%	2	276	2.0%
Florida	16	2,330	37.3%	3	370	5.9%	19	2,700	25.2%
Idaho	1	121	4.0%	—	—	—	1	121	2.5%
Illinois	1	66	0.2%	1	111	1.5%	2	177	0.7%
Iowa	—	—	—	2	215	2.5%	2	215	1.0%
Kansas	—	—	—	2	238	3.3%	2	238	1.3%
Kentucky	—	—	—	1	117	2.4%	1	117	0.9%
Louisiana	—	—	—	1	103	0.6%	1	103	0.2%
Michigan	1	145	1.9%	1	121	1.5%	2	266	1.7%
Mississippi	1	67	0.3%	1	93	0.8%	2	160	0.5%
Missouri	—	—	—	3	320	6.1%	3	320	2.3%
Montana	—	—	—	1	115	1.7%	1	115	0.7%
Nevada	—	—	—	1	121	2.1%	1	121	0.8%
New Hampshire	3	147	2.4%	—	—	—	3	147	1.5%
New York	1	118	2.3%	2	234	4.7%	3	352	3.2%
North Carolina	1	168	3.2%	2	240	4.6%	3	408	3.7%
Ohio	1	117	2.5%	—	—	—	1	117	1.6%
Oregon	2	165	6.3%	6	600	8.9%	8	765	7.3%
Pennsylvania	2	292	7.9%	3	345	6.7%	5	637	7.4%
Tennessee	2	124	0.5%	1	109	1.1%	3	233	0.7%
Texas	2	470	6.8%	14	2,204	22.6%	16	2,674	12.9%
Utah	4	475	9.3%	1	117	1.9%	5	592	6.5%
Virginia	1	121	1.5%	1	120	2.2%	2	241	1.8%
Wisconsin	—	—	—	1	116	1.9%	1	116	0.7%
Total	43	5,362	100.0%	57	7,074	100.0%	100	12,436	100.0%
FINANCING STRATEGY
Our capital structure provides us with the resources and flexibility to position us to favorably capitalize on strategic growth opportunities in the senior housing industry through acquisitions, investments and development projects. Our ability to access capital in a timely and cost effective manner is critical to the success of our business strategy because it affects our ability to satisfy existing obligations, including the repayment of maturing indebtedness and to make future investments. Our access to and cost of external capital are dependent on various factors, including general market conditions, interest rates, credit ratings on our securities, expectations of our potential future earnings and cash distributions and the trading price of our common stock.
We employ leverage as part of our investment strategy. We do not have a predetermined target debt to equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality of those assets. We utilize leverage for the sole purpose of financing our portfolio and not for the purpose of speculating on changes in interest rates. We strive to maintain our financial strength and invest profitably by actively managing our leverage, continuing to lower our cost of capital and developing our access to multiple sources of liquidity. Historically, we have relied on non-recourse mortgage notes to finance a portion of our real estate investments. We intend, over time, to obtain access to additional sources of liquidity, including revolving credit agreements, bank debt, U.S. government agency financing and the unsecured public debt and equity markets. Generally, we attempt to match the long-term duration of our investments in senior housing properties with staggered maturities of long-term debt and equity. At December 31, 2014, approximately 31% of our consolidated debt was variable rate debt.
Subject to maintaining our qualification as a REIT, we may, from time to time, utilize derivative financial instruments to manage interest rate risk associated with our borrowings. These derivative instruments may include interest rate swap agreements, interest rate cap agreements, interest rate floor or collar agreements or other financial instruments that we deem appropriate.
INVESTMENT GUIDELINES
Our board of directors has adopted a broad set of investment guidelines to be used by our Manager to evaluate specific investments. Our general investment guidelines prohibit any investment that would cause us to fail to qualify as a REIT. These investment guidelines may be changed by our board of directors without the approval of our stockholders. If our board changes any of our investment guidelines, we will disclose such changes in our next required periodic report.
Management Agreement
In connection with the spin-off from Newcastle, we entered into a Management Agreement with the Manager, an affiliate of Fortress, pursuant to which the Manager provides a management team and other professionals who are responsible for implementing our business strategy, subject to the supervision of our board of directors. Our Manager is responsible for, among other things, (i) setting investment criteria in accordance with broad investment guidelines adopted by our board of directors, (ii) sourcing, analyzing and executing acquisitions, (iii) providing financial and accounting management services and (iv) performing other duties as specified in the Management Agreement.
We pay a management fee equal to 1.5% per annum of our gross equity, which is calculated and payable monthly in arrears in cash. Gross equity is generally the equity invested by Newcastle (including cash contributed to the Company) as of the distribution date, plus the aggregate offering price from stock offerings, plus certain capital contributions to subsidiaries, less capital distributions (calculated without regard to depreciation and amortization) and repurchases of common stock. We pay or reimburse our Manager for performing certain legal, accounting, due diligence tasks and other services that outside professionals or outside consultants otherwise would perform, provided that such costs and reimbursements are no greater than those which would be paid to outside professionals or consultants on an arm’s-length basis.
Our Manager is entitled to receive annual incentive compensation, paid quarterly, in an amount equal to the product of (A) 25% of the dollar amount by which (1)(a) funds from operations (as defined in Item 7-"Non GAAP Financial Measures") before the incentive compensation per share of common stock, plus (b) gains (or losses) from sales of property per share of common stock, plus (c) internal and third party acquisition-related expenses, plus (d) unconsummated transaction expenses, and plus (e) other non-routine items, exceed (2) an amount equal to (a) the weighted average value per share of the equity invested by Newcastle in the assets of the Company (including cash contributed to the Company) as of the distribution date and the price per share of our common stock in any offerings by us (adjusted for prior capital dividends or capital distributions, which is calculated without regard to depreciation and amortization) multiplied by (b) a simple interest rate of 10% per annum, multiplied by (B) the weighted average number of shares of common stock.
Our Management Agreement has an initial ten-year term and will be automatically renewed for one-year terms thereafter unless terminated either by us or our Manager. Our Manager is also entitled to receive a termination fee from us under certain circumstances. Between November 7, 2014 and December 31, 2014, we incurred $1.9 million in management fees under the Management Agreement, which includes the management fee to affiliate on the Consolidated Statement of Operations. The Manager earned no incentive compensation during the period from November 7, 2014 to December 31, 2014.
Prior to completion of the spin-off from Newcastle, we were not party to a management agreement with the Manager. However, Newcastle is party to a management agreement with the Manager, and, as a subsidiary of Newcastle, we were allocated a portion of the management fee in the period prior to the spin-off calculated as 1.5% of daily gross equity, as defined in the management agreement between the Manager and Newcastle. In addition, the Manager was entitled to receive incentive compensation, which was subject to certain performance targets and contingent events. Before the spin-off, none of the conditions requiring an incentive payment by Newcastle to the Manager were met and as such, no incentive expense was allocated to us.

POLICIES WITH RESPECT TO CERTAIN OTHER ACTIVITIES
Subject to the approval of our board of directors, we have the authority to offer our common stock or other equity or debt securities in exchange for property and to repurchase or otherwise reacquire our common stock or any other securities and may engage in such activities in the future.
We also may make loans to, or provide guarantees of certain obligations of, our subsidiaries.
Subject to the percentage ownership and gross income and asset tests necessary for REIT qualification, we may invest in securities of other REITs, other entities engaged in real estate activities or securities of other issuers, including for the purpose of exercising control over such entities.
We may engage in the purchase and sale of investments.
Our officers and directors may change any of these policies and our investment guidelines without a vote of our stockholders.
In the event that we determine to raise additional equity capital, our board of directors has the authority, without stockholder approval (subject to certain NYSE requirements), to issue additional common stock or preferred stock in any manner and on such terms and for such consideration it deems appropriate, including in exchange for property.
Decisions regarding the form and other characteristics of the financing for our investments are made by our Manager, subject to the general investment guidelines adopted by our board of directors.
CONFLICTS OF INTEREST
Although we have established certain policies and procedures designed to mitigate conflicts of interest, there can be no assurance that these policies and procedures will be effective in doing so. It is possible that actual, potential or perceived conflicts of interest could give rise to investor dissatisfaction, litigation or regulatory enforcement actions. Below is a summary of certain factors that could result in conflicts of interest.
One or more of our officers and directors have responsibilities and commitments to entities other than us, including, but not limited to, Newcastle. In addition, we do not have a policy that expressly prohibits our directors, officers, security holders or affiliates from engaging for their own account in business activities of the types conducted by us. Moreover, our certificate of incorporation provides that if any of the officers, directors or employees of Newcastle or Fortress acquire knowledge of a potential transaction that could be a corporate opportunity for us, they have no duty, to the fullest extent permitted by law, to offer such corporate opportunity to us. In the event that any of our directors and officers who is also a director, officer or employee of Newcastle or Fortress acquires knowledge of a corporate opportunity or is offered a corporate opportunity, provided that this knowledge was not acquired solely in such person’s capacity as a director or officer of us and such person acts in good faith, then such person is deemed to have fully satisfied such person’s fiduciary duties owed to us and is not liable to us, to the fullest extent permitted by law, if Newcastle or Fortress or their affiliates, pursues or acquires the corporate opportunity or if such person does not present the corporate opportunity to us. See “Risk Factors-Risks Related to Our Manager-There are conflicts of interest in our relationship with our Manager.”
Our key agreements, including the Management Agreement, were negotiated among related parties, and their respective terms, including fees and other amounts payable, may not be as favorable to us as terms negotiated on an arm’s-length basis with unaffiliated parties. Our independent directors may not vigorously enforce the provisions of our Management Agreement against our Manager. For example, our independent directors may refrain from terminating our Manager because doing so could result in the loss of key personnel.
The structure of the Manager’s compensation arrangement may have unintended consequences for us. We have agreed to pay our Manager a management fee that is not tied to our performance and incentive compensation that is based entirely on our performance. The management fee may not sufficiently incentivize our Manager to generate attractive risk-adjusted returns for us, while the performance-based incentive compensation component may cause our Manager to place undue emphasis on the maximization of earnings, including through the use of leverage, at the expense of other objectives, such as preservation of capital, to achieve higher incentive distributions. Since investments with higher yield potential are generally riskier or more speculative than investments with lower yield potential, this could result in increased risk to the value of our portfolio of assets and your investment in us.
We may compete with entities affiliated with our Manager or Fortress for certain assets that we may seek to acquire. From time to time, affiliates of Fortress may focus on investments in assets with a similar profile as our target assets. These affiliates may have meaningful purchasing capacity, which may change over time depending upon a variety of factors, including, but not limited to, available equity capital and debt financing, market conditions and cash on hand. Fortress has two funds that were primarily focused on investing in senior housing properties with approximately $1.6 billion in capital commitments in aggregate, as well as other funds with significant investments in senior housing. All of these Fortress funds are outside their respective investment periods (including one that is in liquidation), although one of these funds has approximately $120.0 million in unfunded commitments that may be drawn for follow-on investments. Fortress funds generally have a fee structure similar to the structure of the fees in our Management Agreement, but the fees actually paid will vary depending on the size, terms and performance of each fund.
Our Manager may determine, in its discretion, to make a particular investment through an investment vehicle other than us. Investment allocation decisions will reflect a variety of factors, such as a particular vehicle’s availability of capital (including financing), investment objectives and concentration limits, legal, regulatory, tax and other similar considerations, the source of the investment opportunity and other factors that the Manager, in its discretion, deems appropriate. Our Manager does not have an obligation to offer us the opportunity to participate in any particular investment, even if it meets our investment objectives.
OPERATIONAL AND REGULATORY STRUCTURE
REIT Qualification
We have been operating so as to qualify as a REIT for U.S. federal income tax purposes for our initial taxable year ending December 31, 2014. Our qualification as a REIT depends upon our ability to meet, on a continuing basis, various complex requirements under the Internal Revenue Code (“Code”), relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels to our stockholders and the concentration of ownership of our capital stock. We believe that, commencing with our initial taxable year ending December 31, 2014, we have been organized in conformity with the requirements for qualification and taxation as a REIT under the Code and that our intended manner of operation will enable us to meet the requirements for qualification and taxation as a REIT. In connection with the spin-off, we received an opinion of Skadden, Arps, Slate, Meagher & Flom LLP to the effect that we have been organized in conformity with the requirements for qualification and taxation as a REIT under the Code and that our proposed method of operation will enable us to meet the requirements for qualification and taxation as a REIT.
COMPETITION
Our success depends, in large part, on our ability to acquire senior housing properties on terms consistent with our business and economic model. In acquiring these assets, we expect to compete with other REIT’s, real estate partnerships, private equity and hedge fund investors, banks, insurance companies, finance and investment companies, government-sponsored agencies, healthcare operators, developers and other investors. Many of our anticipated competitors are significantly larger than we are, have access to greater capital and other resources and may have other advantages over us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could lead them to offer higher prices for assets that we might be interested in acquiring and cause us to lose bids for those assets. In addition, other potential purchasers of senior housing properties may be more attractive to sellers of senior housing properties if the sellers believe that these potential purchasers could obtain any necessary third party approvals and consents more easily than us.
Our property managers and tenants compete on a local and regional basis with operators of properties that provide comparable services. Operators compete for residents based on a number of factors including quality of care, reputation, physical appearance of properties, location, services offered, family preferences, staff and price. We also face competition from other healthcare facilities for tenants, such as physicians and other healthcare providers that provide comparable properties and services.
In the face of this competition, we expect to take advantage of the experience of members of our management team and their industry expertise, which may provide us with a competitive advantage and help us assess potential risks and determine appropriate pricing for certain potential acquisitions of senior housing properties. In addition, we expect that these relationships will enable us to compete more effectively for attractive acquisition opportunities. However, we may not be able to achieve our business goals or expectations due to the competitive risks that we face.
EMPLOYEES
Pursuant to the Management Agreement, all of our officers are employees of our Manager or an affiliate of our Manager. We do not have any employees.

ITEM 1A. RISK FACTORS
You should carefully consider the following risks and other information in this Form 10-K in evaluating us and our common stock. Any of the following risks, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition. The risk factors generally have been separated into the following groups: risks related to our business, risks related to our Manager, risks related to our taxation as a REIT and risks related to our common stock. However, these categories do overlap and should not be considered exclusive.
RISKS RELATED TO OUR BUSINESS
We have limited operating history as a standalone public company and may not be able to successfully operate our business strategy or generate sufficient revenue to make or sustain distributions to our stockholders.
We have limited experience operating as a standalone public company and cannot assure you that we will be able to successfully operate our business or implement our operating policies and strategies as described in this Form 10-K. Furthermore, we were formed in 2012 and have a limited operating history. We completed our first investment in senior housing properties in July 2012. The timing, terms, price and form of consideration that we pay in future transactions may vary meaningfully from prior transactions.
There can be no assurance that we will be able to generate sufficient returns to pay our operating expenses and make satisfactory distributions to our stockholders, or any distributions at all. Our results of operations and our ability to make or sustain distributions to our stockholders depend on several factors, including the availability of opportunities to acquire attractive assets, the level and volatility of interest rates, the availability of adequate short- and long-term financing, fluctuations in occupancy, Medicaid reimbursement, if applicable, and private pay rates; economic conditions; competition; federal, state, local and industry-regulated licensure, certification and inspection laws, regulations and standards; the availability and increases in cost of general and professional liability insurance coverage; state regulation and rights of residents related to entrance fees; and the availability and increases in the cost of labor (as a result of unionization or otherwise).
The financial information included in this Form 10-K may not be indicative of the results we would have achieved as a separate standalone company and are not a reliable indicator of our future performance or results.
We did not operate as a separate, standalone company for the entirety of the historical periods presented in the financial information included in this Form 10-K, which has been derived from Newcastle’s historical financial statements. Therefore, the financial information in this Form 10-K does not necessarily reflect what our financial condition, results of operations or cash flows would have been had we been a separate, stand-alone public company prior to our spin-off from Newcastle. This is primarily a result of the following factors:

•	the financial results in this Form 10-K do not reflect all of the expenses we will incur as a public company;

•
the working capital requirements and capital for general corporate purposes for our assets were satisfied prior to the spin-off as part of Newcastle’s corporate-wide cash management policies. Newcastle is not required, and does not intend, to provide us with funds to finance our working capital or other cash requirements, so we may need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements; and

•
our cost structure, management, financing and business operations are significantly different as a result of operating as an independent public company. These changes result in increased costs, including, but not limited to, fees paid to our Manager, legal, accounting, compliance and other costs associated with being a public company with equity securities traded on the NYSE.

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
Our returns from our managed properties depend on the ability of our managers to continue to maintain or improve occupancy levels.
Any senior housing property in which we invest may have relatively flat or declining occupancy levels due to falling home prices, declining incomes, stagnant home sales, competition from other senior housing developments and a variety of other factors. In addition, the senior housing sector may continue to experience a decline in occupancy due to the weak economy and the associated decision of certain residents to vacate a property and instead be cared for at home. Occupancy levels may also decline due to seasonal contagious illnesses such as influenza. A material decline in occupancy levels and revenues may make it more difficult for the manager of any senior housing property in which we invest to successfully generate income for us. Alternatively, to avoid a decline in occupancy, a manager may reduce the rates charged, which would also reduce our revenues and therefore negatively impact the ability to generate income.

We are not permitted to operate our properties, and we are dependent on the property managers and tenants (including the Master Tenants) of our properties.
We are not permitted to operate our AL/MC properties, and we are dependent on the property managers of our AL/MC properties and on the tenants of our Triple Net Lease Properties.
Because U.S. federal income tax laws generally restrict REITs and their subsidiaries from operating healthcare properties, we do not manage our AL/MC senior housing properties. Instead, AL/MC investments are structured to be RIDEA compliant.
The RIDEA structure permits a REIT to lease properties to a Taxable REIT Subsidiary (“TRS”) if the TRS hires an “eligible independent contractor” (“EIK”) to manage the property. Under this structure, the REIT leases healthcare properties to the TRS and receives rent while the TRS earns income from the properties’ operations, and pays a management fee to the EIK and rent to the REIT property owner.
Accordingly, our TRS has retained Holiday, Blue Harbor and JEA to manage properties owned by us. Although we have various rights pursuant to our property management agreements, we rely upon our property managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our senior housing operations efficiently and effectively. We also rely on our property managers to provide accurate property-level financial results for our properties in a timely manner and to otherwise operate our properties in compliance with the terms of our property management agreements and all applicable laws and regulations. We rely on Holiday, Blue Harbor and JEA to attract and retain skilled management personnel and property level personnel who are responsible for the day-to-day operations of our properties. Increases in labor costs and other property operating expense, or significant changes in Holiday’s, Blue Harbor’s or JEA’s ability to manage our properties efficiently and effectively, could adversely affect the income we receive from our properties and have a material adverse effect on us. As managers, our property managers do not lease our properties, and, therefore, we are not directly exposed to their credit risk in the same manner or to the same extent as our triple net tenants. However, any adverse developments in Holiday’s, Blue Harbor’s or JEA’s business and affairs or financial condition could impair its ability to manage our properties efficiently and effectively and could have a material adverse effect on us.
While we monitor our property managers’ performance, we have limited recourse under our property management agreements if we believe that the property managers are not performing adequately. In addition, our property managers may manage, own or invest in, properties that compete with our properties, which may result in conflicts of interest. As a result, our property managers may make decisions regarding competing properties that are not in our best interests.
The triple net lease structure also provides us with a REIT-eligible structure for owning senior housing properties. The triple net lease structure permits a REIT to lease properties to an operator and collect rent from the operator. Unlike the RIDEA structure, the triple net lease structure subjects us to credit risk from the tenant. We depend on our tenants to pay all insurance, taxes, utilities and maintenance and repair expenses in connection with the leased properties. Our Master Tenants may not have sufficient assets, income and access to financing to enable them to make rental payments to us or to otherwise satisfy their respective obligations under our leases, and any inability or unwillingness by them to do so could have a material adverse effect on us. In addition, any failure by a Master Tenant to effectively conduct its operations or to maintain and improve our properties could adversely affect its business reputation and its ability to attract and retain residents in our properties, which could have a material adverse effect on us. Our Master Tenants have also agreed to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with their respective businesses, and we cannot assure you that they will have sufficient assets, income, access to financing and insurance coverage to enable them to satisfy their respective indemnification obligations.
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
As we acquire additional properties, we may be required to pay increased compensation or offer other incentives to retain key personnel and other employees at our managed properties. Employee benefits costs, including employee health insurance and workers’ compensation insurance costs, have materially increased in recent years. Increasing employee health and workers’

compensation insurance costs may materially and negatively affect our earnings at our senior housing properties. We cannot assure you that labor costs at our senior housing properties will not increase or that any increase will be matched by corresponding increases in rates charged to residents. Any significant failure by our property managers to control labor costs or to pass on any such increased labor costs to residents through rate increases could have a material adverse effect on our business, financial condition and results of operations. In addition, if our tenants fail to attract and retain qualified personnel, their ability to satisfy their obligations to us could be impaired.
Termination of assisted living resident agreements and resident attrition could adversely affect our revenues and earnings.
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
We do not know if our tenants will renew their leases, and if they do not, we may be unable to lease the properties on as favorable terms, or at all.
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
Our Operators may be faced with significant potential litigation and rising insurance costs that not only affect their ability to obtain and maintain adequate liability and other insurance, but also may affect, in the case of our triple net lease properties, their ability to pay their lease payments and generally to fulfill their insurance and indemnification obligations to us.
In some states, advocacy groups monitor the quality of care at assisted and independent living communities, and these groups have brought litigation against operators. Also, in several instances, private litigation by assisted and independent living community residents or their families have succeeded in winning very large damage awards for alleged neglect. The effect of this litigation and potential litigation has been to materially increase the costs of monitoring and reporting quality of care compliance. The cost of liability and medical malpractice insurance has increased and may continue to increase so long as the present litigation environment in many parts of the United States continues. This may affect the ability of some of our property managers and tenants to obtain and maintain adequate liability and other insurance and manage their related risk exposures. In addition to causing some of our property managers and tenants to be unable to fulfill their insurance, indemnification and other obligations to us under their property management agreements or leases and thereby potentially exposing us to those risks, these litigation risks and costs could cause some of our tenants to become unable to pay rents due to us. Such nonpayment could potentially affect our ability to meet future monetary obligations under our financing arrangements.
The failure of our Operators to comply with laws relating to the operation of our properties may have a material adverse effect on the ability of our tenants to pay us rent, the profitability of our managed properties and the values of our properties.
We and our Operators are subject to or impacted by extensive, frequently changing federal, state and local laws and regulations. Some of these laws and regulations include: state and local licensure laws; laws protecting consumers against deceptive practices; laws relating to the operation of our properties and how our property managers and tenants conduct their operations, such as fire, health and safety laws and privacy laws; federal and state laws affecting communities that participate in Medicare and Medicaid; the Americans with Disabilities Act and similar state and local laws; and safety and health standards set by the Occupational Safety and Health Administration. We and our property managers and tenants expend significant resources to maintain compliance with these laws and regulations, and responding to any allegations of noncompliance also results in the expenditure of significant resources. If we or our Operators fail to comply with any applicable legal requirements, or are unable to cure deficiencies, certain sanctions may be imposed and, if imposed, may adversely affect our tenants’ ability to pay their rent, the profitability of our managed properties and the values of our properties. Further, changes in the regulatory framework could have a material adverse effect on the ability of our tenants to pay us rent (and any such nonpayment could potentially affect our ability to meet future monetary obligations under our financing arrangements), the profitability of and the values of our properties.

We and our Operators are required to comply with federal and state laws governing the privacy, security, use and disclosure of individually identifiable information, including financial information and protected health information. Under HIPAA, we and our Operators are required to comply with the HIPAA privacy rule, security standards and standards for electronic healthcare transactions. State laws also govern the privacy of individual health information, and these laws are, in some jurisdictions, more stringent than HIPAA. Other federal and state laws govern the privacy of individually identifiable information. If we or our Operators fail to comply with applicable federal or state standards, we or they could be subject to civil sanctions and criminal penalties, which could materially and adversely affect our business, financial condition and results of operations.
Our properties and their operations are subject to extensive regulations.
Various governmental authorities mandate certain physical characteristics of senior housing properties. Changes in laws and regulations relating to these matters may require significant expenditures. Our property management agreements and triple net leases generally require our Operators to maintain our properties in compliance with applicable laws and regulations, and we expend resources to monitor their compliance. However, our Operators may neglect maintenance of our properties if they suffer financial distress. In the case of our triple net lease properties, we may agree to fund capital expenditures in return for rent increases or other concessions. Our available financial resources or those of our tenants may be insufficient to fund the expenditures required to operate our properties in accordance with applicable laws and regulations. If we fund these expenditures, our tenants’ financial resources may be insufficient to satisfy their increased rental payments to us or other incremental obligations.
Licensing, Medicare and Medicaid laws may also require some or all of our Operators to comply with extensive standards governing their operations. In addition, certain laws prohibit fraud by senior housing operators and other healthcare communities, including civil and criminal laws that prohibit false claims in Medicare, Medicaid and other programs that regulate patient referrals. In recent years, the federal and state governments have devoted increasing resources to monitoring the quality of care at senior housing communities and to anti-fraud investigations in healthcare operations generally. When violations of applicable laws are identified, federal or state authorities may impose civil monetary damages, treble damages, repayment requirements and criminal sanctions. Healthcare communities may also be subject to license revocation or conditional licensure and exclusion from or conditional Medicare or Medicaid participation. When quality of care deficiencies or improper billing are identified, various laws may authorize civil money penalties or fines; the suspension, modification or revocation of a license or Medicare or Medicaid participation; the suspension or denial of admissions of residents; the denial of payments in full or in part; the implementation of state oversight, temporary management or receivership; and the imposition of criminal penalties. We, our property managers and our tenants may receive notices of potential sanctions from time to time, and governmental authorities may impose such sanctions from time to time on our properties. If our property managers and tenants are unable to cure deficiencies which have been identified or which are identified in the future, these sanctions may be imposed and, if imposed, may adversely affect our tenants’ ability to pay rents to us (and any such nonpayment could potentially affect our ability to meet future monetary obligations under our financing arrangements), and our ability to identify substitute property managers or tenants. Federal and state requirements for change in control of healthcare communities, including, as applicable, approvals of the proposed operator for licensure, CON, Medicare and Medicaid participation, may also limit or delay our ability to find substitute tenants or property managers. If any of our property managers or tenants becomes unable to operate our properties, or if any of our tenants becomes unable to pay its rent because it has violated government regulations or payment laws, we may experience difficulty in finding a substitute tenant or property manager or selling the affected property for a fair and commercially reasonable price, and the value of an affected property may decline materially.
Changes in reimbursement rates, payment rates or methods of payment from government and other third-party payors, including Medicaid and Medicare, could have a material adverse effect on us and our operators.
Certain of our Operators rely on reimbursement from third-party payors, including the Medicare and Medicaid programs. Medicare and Medicaid programs, as well as numerous private insurance and managed care plans, generally require participating providers to accept government-determined reimbursement levels as payment in full for services rendered, without regard to the facility’s charges. Changes in the reimbursement rate or methods of payment from third-party payors, including Medicare and Medicaid, or the implementation of other measures to reduce reimbursements for services provided by our property managers or our tenants, could result in a substantial reduction in our and our tenant’s revenues. In addition, the implementation of the Resource Utilization Group, Version Four, or “RUG-IV”, which revises the payment classification system for skilled nursing facilities, may impact our tenants by revising the classifications of certain patients. The federal reimbursement for certain facilities, such as skilled nursing facilities, incorporates adjustments to account for facility case-mix. Additionally, revenue under third-party payor agreements can change after examination and retroactive adjustment by payors during the claims settlement processes or as a result of post-payment audits. Payors may disallow requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable or because additional documentation is necessary or because certain services were not covered or were not medically necessary. We cannot assure you that our Operators who currently depend on governmental or private payor reimbursement will be adequately reimbursed for the services they provide. Significant limits by governmental and private third-party payors on the scope of services reimbursed or on reimbursement rates and fees, whether from legislation, administrative actions or private payor efforts, could have a material adverse effect on liquidity, financial condition and results of operations, which could affect adversely their ability to comply with the terms of our leases and have a material adverse effect on us.
On July 31, 2014, Centers for Medicare & Medicaid Services released its final rule updating the SNF PPS for the 2015 fiscal year (October 1, 2014 through September 30, 2015).  Under the final rule, the SNF PPS standard federal payment rate will increase by 2.0% in fiscal year 2015, reflecting a 2.5% increase in the market basket index, less a 0.5% productivity adjustment mandated by the Affordable Care Act.  We are currently analyzing the financial implications of this final rule on the operators of our CCRCs.  We cannot provide any assurance that this rule or future updates to SNF PPS or Medicare reimbursement for skilled nursing facilities will not materially adversely affect our tenants and property managers, which, in turn, could have a material adverse effect on us.
Our tenants may be unable to cover their lease obligations to us, and there can be no assurance that the guarantor of our triple net leases will be able to cover any shortfall.
Our tenants are subject to various financial covenants pursuant to the lease agreements, including compliance with a lease coverage ratio. If any of our tenants is not able to satisfy its obligations to us, we would be entitled, among other remedies, to use any funds of such tenants then held by us and to seek recourse against the guarantor under its guaranty of the applicable master lease. Such guaranty includes certain financial covenants of the guarantor, including maintaining a minimum net worth, a minimum fixed charge coverage ratio of 1.10 and a maximum leverage ratio. There can be no assurance that a guarantor will have the resources necessary to satisfy its obligations to us under its guaranty of a master lease in the event that a Master Tenant fails to satisfy its lease obligations to us in full, which could have a material adverse effect on us.
We may not be able to complete accretive acquisitions, and the acquisitions we do complete may not be successful.
We intend to acquire additional senior housing properties. We may not be able to consummate attractive acquisition opportunities, and those that we do consummate may not be successful. The current low interest rate environment may drive upward sales prices or lead to overbuilding. We might encounter unanticipated difficulties and expenditures relating to any acquired properties. Newly acquired properties might require significant management attention. We might never realize the anticipated benefits of our acquisitions. Notwithstanding pre-acquisition due diligence, we do not believe that it is possible to fully understand a property before it is operated for an extended period of time. For example, we could acquire a property that contains undisclosed defects in design or construction. In addition, after our acquisition of a property, the market in which the acquired property is located may experience unexpected changes that adversely affect the property’s value. The occupancy of properties that we acquire may decline during our ownership, and rents or returns that are in effect or expected at the time a property is acquired may decline thereafter. Also, our property operating costs for acquisitions may be higher than we anticipate and acquisitions of properties may not yield the returns we expect and, if financed using debt or new equity issuances, may result in stockholder dilution. For these reasons, among others, any acquisitions of additional properties may not succeed or may cause us to experience losses.
Competition may affect our Operators’ ability to meet their obligations to us or make it difficult for us to identify and purchase, or develop, suitable senior housing properties to grow our investment portfolio.
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
The healthcare industry is also highly competitive, and our Operators may encounter increased competition for residents and patients, including with respect to the scope and quality of care and services provided, reputation and financial condition, physical appearance of the properties, price and location. The operations of our RIDEA AL/MC properties and our IL-only properties depend on the competiveness and financial viability of the properties. If our managers are unable to successfully compete with other operators and managers by maintaining profitable occupancy and rate levels, their ability to generate income for us may be materially adversely affected. The operations of our triple net lease tenants (including the Master Tenants) also depend upon their ability to successfully compete with other operators and managers. If our tenants (including the Master Tenants) are unable to successfully compete, their ability to fulfill their obligations to us, including the ability to make rent payments to us, may be materially adversely affected. Future changes in government regulation may adversely affect the healthcare industry, including our senior housing properties and healthcare operations, property managers and tenants, and our property managers and tenants may not achieve and maintain occupancy and rate levels that will enable them to satisfy their obligations to us. Any adverse changes in the regulation of the healthcare industry or the competitiveness of our property managers and tenants could have a more pronounced effect on us than if we had investments outside the senior housing and healthcare industries.
Our tenants may become subject to bankruptcy or insolvency proceedings.
Our tenants may not be able to meet the rent or other payments due to us, which may result in a tenant bankruptcy or insolvency, or a tenant might become subject to bankruptcy or insolvency proceedings for other reasons. Although our operating lease agreements provide us with the right to evict tenants, demand immediate payment of rent and exercise other remedies, the bankruptcy and insolvency laws afford certain rights to a party that has filed for bankruptcy or reorganization. A tenant in bankruptcy or subject to insolvency proceedings may be able to limit or delay our ability to collect unpaid rent and to exercise other rights and remedies.
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
Transfers of healthcare properties may require regulatory approvals, and these properties may not have efficient alternative uses.
Transfers of healthcare properties to successor operators frequently are subject to regulatory approvals or notifications, including, but not limited to, change of ownership approvals under a CON or determination of need laws, state licensure laws, Medicare and Medicaid provider arrangements that are not required for transfers of other types of real estate. The replacement of a healthcare property operator could be delayed by the approval process of any federal, state or local agency necessary for the transfer of the property or the replacement of the operator licensed to manage the property. Alternatively, given the specialized nature of our properties, we may be required to spend substantial time and funds to adapt these properties to other uses. If we are unable to timely transfer properties to successor operators or find efficient alternative uses, our revenue and operations may be adversely affected.
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
The impact of the comprehensive healthcare regulation enacted in 2010 on us and our Operators cannot accurately be predicted.
The Health Reform Laws, provide states with an increased federal medical assistance percentage under certain conditions. On June 28, 2012, The United States Supreme Court upheld the individual mandate of the Health Reform Laws but partially invalidated the expansion of Medicaid. The ruling on Medicaid expansion allows states not to participate in the expansion—and to forgo funding for the Medicaid expansion—without losing their existing Medicaid funding. Thus far, approximately one-half of the states are fully participating. Given that the federal government substantially funds the Medicaid expansion, it is unclear whether any state will pursue this option, although at least some appear to be considering this option at this time. The participation by states in the Medicaid expansion could have the dual effect of increasing our property managers’ and tenants revenues, through new patients, but further straining state budgets. While the federal government will pay for approximately 100% of those additional costs until 2016, states will be expected to begin paying for part of those additional costs in 2017. With increasingly strained budgets, it is unclear how states will pay their share of these additional Medicaid costs and what other healthcare expenditures could be reduced as a result. A significant reduction in other healthcare related spending by states to pay for increased Medicaid costs could affect our property managers’ and tenants’ revenue streams, which could materially and adversely affect our business, financial condition and results of operations.
There are risks related to new properties under construction or development.
In the future, we might construct one or more new properties. Any failure by us or our property managers to obtain the required license, certification, contracts, governmental permits and authorizations, or to obtain financing on favorable terms, may impede our ability to earn revenues on the relevant properties. Additionally, we may have to wait years for significant cash returns on newly developed properties, and if the cash flow from operations or refinancing is not sufficient, we may be forced to borrow additional money to fund our cash distributions to stockholders. Furthermore, if our financial projections with respect to a new property are inaccurate due to increases in capital costs or other factors, the property may fail to perform as we expected in analyzing our investment.
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
Any adverse changes in the regulation of the healthcare industry or the competitiveness of our property managers and tenants could have a more pronounced effect on us than if our investments were further diversified.
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
The senior housing industry generally has limited barriers to entry, and, as a consequence, the development of new senior housing properties could outpace demand. If development outpaces demand for those asset types in the markets in which our properties are located, those markets may become saturated, and we could experience decreased occupancy, reduced operating margins and lower profitability.
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
All of our revenue is attributable to properties managed by three property managers, Holiday, Blue Harbor and JEA, and tenants affiliated with Holiday and LCS.
As of December 31, 2014, either Blue Harbor, Holiday or JEA managed all of our Managed Properties. Currently, Blue Harbor and Holiday property management agreements have initial 10-year terms, while the property management agreement with JEA has an initial term of 5 years, with successive automatic 1-year renewal periods. We pay monthly property management fees to Holiday, Blue Harbor and JEA. For IL-only properties, we pay base management fees of 5% of effective gross income. For AL/MC properties, we pay base management fees equal to 6% of effective gross income for the first two years and 7% thereafter to Holiday and Blue Harbor, while we pay 5% of effective gross income to JEA. As managers, Blue Harbor, Holiday and JEA do not lease our properties and, therefore, we are not directly exposed to their credit risk in the same manner or to the same extent as a triple net lease tenant. However, we rely on our managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our senior housing operations efficiently and effectively. We also rely on our managers to set appropriate resident fees and to otherwise operate our senior housing communities in compliance with the terms of our property management agreements and all applicable laws and regulations. Although we have various rights as the property owner under our property management agreements, including various rights to set budget guidelines and to terminate and exercise remedies under those agreements as provided therein, Blue Harbor’s, Holiday’s or JEA’s failure, inability or unwillingness to satisfy its respective obligations under those agreements, to efficiently and effectively manage our properties or to provide timely and accurate accounting information with respect thereto, could have a material adverse effect on us.

We may continue to purchase senior housing properties and engage the sellers of such facilities or other third parties under a triple net lease in which the rental payments are fixed with scheduled periodic increases that are either fixed or based on CPI with caps. The properties we currently lease to Holiday and LCS account for a significant portion of our total revenues and net operating income from our senior housing properties, and because our leases with Holiday and LCS are triple net leases, we depend on Holiday and LCS to pay all operating costs, including repairs, maintenance, capital expenditures, utilities, taxes, insurance and payroll expense of property-level employees in connection with the leased properties. We cannot assure you that Holiday and LCS will have sufficient assets, income and access to financing to enable them to satisfy their obligations to us, and any failure, inability or unwillingness by Holiday or LCS to do so could have a material adverse effect on us. In addition, although a subsidiary of Holiday and LCS provided a lease guaranty in connection with their respective leases, the guarantees may not be sufficient to satisfy Holiday’s or LCS’ obligations to us, and Holiday or LCS may not have sufficient assets, income and access to financing to enable them to satisfy their obligations to us. Our reliance on Holiday and LCS for a significant portion of our total revenues and net operating income from our senior housing investments creates credit risk. If Holiday or LCS becomes unable or unwilling to satisfy their obligations to us, our financial condition and results of operations could be weakened.
The geographic concentration of our assets in Florida and Texas may result in losses due to our significant exposure to the effects of economic and real estate conditions in those markets.
As of December 31, 2014, approximately 21.7% and 21.5% of the beds in our senior housing portfolios were located in Florida and Texas, respectively. In addition, as of December 31, 2014, 44.2% and 28.5% of total revenue for our Managed Properties segment and our Triple Net Lease Properties segment, respectively, was derived from our properties in Florida and Texas. As a result of this concentration, a material portion of our portfolios are significantly exposed to the effects of economic and real estate conditions in those particular markets, such as the supply of competing properties, home prices, income levels, the financial condition of our tenants, and general levels of employment and economic activity, which may be adversely affected by the recent decline in oil prices. To the extent that weak economic or real estate conditions affect Florida or Texas more severely than other areas of the country, our financial performance could be negatively impacted.
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
The management of infectious medical waste, including handling, storage, transportation, treatment and disposal, is subject to regulation under various laws, including federal and state environmental laws. These environmental laws set forth the management requirements, as well as permit, record-keeping, notice, and reporting obligations. Each of our senior housing properties has an agreement with a waste management company for the proper disposal of all infectious medical waste. The use of such waste management companies does not immunize us from alleged violations of such medical waste laws for operations for which we are responsible even if carried out by such waste management companies, nor does it immunize us from third-party claims for the cost to clean up disposal sites at which such wastes have been disposed. Any finding that we are not in compliance with these environmental laws could adversely affect our business, financial condition and results of operations. While we are not aware of non-compliance with environmental laws related to infectious medical waste at our senior housing properties, these environmental laws are amended from time to time and we cannot predict when and to what extent liability may arise. In addition, because these environmental laws vary from state to state, expansion of our operations to states where we do not currently operate may subject us to additional restrictions on the manner in which we operate our senior housing properties.

Changes in accounting rules could occur at any time and could impact us in significantly negative ways that we are unable to predict or protect against.
As has been widely publicized, the Securities Exchange Commission, the Financial Accounting Standards Board (“FASB”) and other regulatory bodies that establish the accounting rules applicable to us have recently proposed or enacted a wide array of changes to accounting rules. Moreover, in the future these regulators may propose additional changes that we do not currently anticipate. Changes to accounting rules that apply to us could significantly impact our business or our reported financial performance in negative ways that we cannot predict or protect against. We cannot predict whether any changes to current accounting rules will occur or what impact any codified changes will have on our business, results of operations, liquidity or financial condition.
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
We do not have employees. Our officers and other individuals who perform services for us are employees of our Manager, or our Operators. We are completely reliant on our Manager, which has significant discretion as to the implementation of our operating policies and strategies, and our Operators to conduct our business. We are subject to the risk that our Manager will terminate the Management Agreement and that we will not be able to find a suitable replacement for our Manager in a timely manner, at a reasonable cost or at all. Furthermore, we are dependent on the services of certain key employees of our Manager whose compensation may be partially or entirely dependent upon the amount of incentive or management compensation earned by our Manager and whose continued service is not guaranteed, and the loss of such services could adversely affect our operations.
There are conflicts of interest in our relationship with our Manager.
Our Management Agreement with our Manager was not negotiated at arm’s-length, and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party.
There are conflicts of interest inherent in our relationship with our Manager insofar as our Manager and its affiliates—including investment funds, private investment funds, or businesses managed by our Manager—invest in senior housing properties and whose investment objectives overlap with our investment objectives. Certain investments appropriate for us may also be appropriate for one or more of these other investment vehicles. Certain members of our board of directors and employees of our Manager who are our officers also serve as officers and/or directors of these other entities. Although we have the same Manager, we may compete with entities affiliated with our Manager or Fortress for certain target assets.  Fortress has two funds that were primarily focused on investing in senior housing properties. The first, raised in 2006 with $650 million in commitments at closing had its final liquidation in December 2014. The second, also raised in 2006, had $1.6 billion in capital commitments as of December 31, 2014.  Certain of Fortress’s other funds also hold significant  investments in senior housing. All of these funds are outside their respective investment periods, although one of these funds has approximately $120 million in unfunded commitments which may be drawn for follow-on investments. Fortress funds generally have a fee structure similar to ours, but the fees actually paid will vary depending on the size, terms and performance of each fund.  From time to time, affiliates of Fortress focus on investments in assets with a similar profile as our target assets that we may seek to acquire.  These affiliates may have meaningful purchasing capacity, which may change over time depending upon a variety of factors, including, but not limited to, available equity capital and debt financing, market conditions and cash on hand. Fortress had approximately $67.5 billion of assets under management as of December 31, 2014.
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
Our Manager is authorized to follow broad investment guidelines. For more information about our investment guidelines, see Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Manager and Management Agreement and Other Compensation Arrangements – Management Agreement.” Consequently, our Manager has great latitude in determining the types and categories of assets it may decide are proper investments for us, including the latitude to invest in types and categories of assets that may differ from those in which we currently invest. Our board of directors will periodically review our investment guidelines and our investment portfolio. However, our board of directors does not review or pre-approve each proposed investment or our related financing arrangements. In addition, in conducting periodic reviews, our board of directors relies primarily on information provided to them by our Manager. Furthermore, transactions entered into by our Manager may be difficult or impossible to unwind by the time they are reviewed by our board of directors even if the transactions contravene the terms of the Management Agreement. In addition, we may change our investment strategy, including our target asset classes, without a stockholder vote.
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

We intend to elect and qualify us as a REIT for U.S. federal income tax purposes. Our ability to satisfy the REIT asset tests depends upon our analysis of the fair market values of our assets, some of which are not susceptible to a precise determination, and for which we do not obtain independent appraisals. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Moreover, the proper classification of one or more of our investments may be uncertain in some circumstances, which could affect the application of the REIT qualification requirements. Accordingly, there can be no assurance that the Internal Revenue Service (“IRS”) will not contend that our investments violate the REIT requirements.
If we were to fail to qualify as a REIT in any taxable year, we would be subject to U.S. federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates and distributions to stockholders would not be deductible by us in computing our taxable income. Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of, and trading prices for, our stock. Unless entitled to relief under certain provisions of the Code, we also would be disqualified from taxation as a REIT for the four taxable years following the year during which we initially ceased to qualify as a REIT.
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
Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. Moreover, if a REIT distributes less than 85% of its taxable income to its stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then it is required to pay an excise tax on 4% of any shortfall between the required 85% and the amount that was actually distributed. Any of these taxes would decrease cash available for distribution to our stockholders. In addition, our TRS will be subject to corporate level income tax at regular rates.
Complying with the REIT requirements may negatively impact our investment returns or cause us to forego otherwise attractive opportunities, liquidate assets or contribute assets to the TRS.
To qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. As a result of these tests, we may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution, forego otherwise attractive investment opportunities, liquidate assets in adverse market conditions or contribute assets to a TRS that is subject to regular corporate federal income tax. Our ability to acquire investments will be subject to the applicable REIT qualification tests, and we may have to hold these interests through our TRS, which would negatively impact our returns from these assets. In general, compliance with the REIT requirements may hinder our ability to make and retain certain attractive investments.

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
We generally intend to conduct our operations so that no significant asset that we own (or are treated as owning) will be treated as, or as having been, held for sale to customers, and that a sale of any such asset will not be treated as having been in the ordinary course of our business. As a result, we may choose not to engage in certain sales at the REIT level, even though the sales might otherwise be beneficial to us. In addition, whether property is held “primarily for sale to customers in the ordinary course of a trade or business” depends on the particular facts and circumstances. No assurance can be given that any property that we sell will not be treated as property held for sale to customers, or that we can comply with certain safe-harbor provisions of the Code that would prevent such treatment. The 100% prohibited transaction tax does not apply to gains from the sale of property that is held through a TRS or other taxable corporation, although such income will be subject to tax in the hands of the corporation at regular corporate rates. We intend to structure our activities to prevent prohibited transaction characterization.
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
Under the provisions of RIDEA, we currently lease certain “qualified healthcare properties” (which generally include assisted living properties but not independent living properties) to our TRS (or a limited liability company of which the TRS is a member). The TRS in turn contracts with an affiliate of our manager to manage the healthcare operations at these properties. The rents paid by the TRS in this structure will be treated as qualifying rents from real property for purposes of the REIT requirements only if (i) they are paid pursuant to an arm’s-length lease of a qualified healthcare property and (ii) the operator qualifies as an “eligible independent contractor” with respect to the property. An operator will qualify as an eligible independent contractor if it meets certain ownership tests with respect to us, and if, at the time the operator enters into the property management agreement, the operator is actively engaged in the trade or business of operating qualified healthcare properties for any person who is not a related person to us or the TRS. If any of the above conditions were not satisfied, then the rents would not be considered income from a qualifying source for purposes of the REIT rules, which could cause us to incur penalty taxes or to fail to qualify as a REIT.
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
Your percentage ownership in our Company may be diluted in the future because of equity awards that we expect will be granted to our Manager, to the directors, officers and employees of our Manager who perform services for us, and to our directors, officers and employees, as well as other equity instruments such as debt and equity financing. Our board of directors has approved a Nonqualified Stock Option and Incentive Award Plan (the “Plan”) providing for the grant of equity-based awards, including restricted stock, stock options, stock appreciation rights, performance awards, tandem awards and other equity-based and non-equity based awards, in each case to our Manager, to the directors, officers, employees, service providers, consultants and advisors of our Manager who perform services for us, and to our directors, officers, employees, service providers, consultants and advisors. We have reserved shares of our common stock for issuance under the Plan. On the first day of each fiscal year beginning during the ten-year term of the Plan and beginning with calendar year 2015, that number will be increased by a number of shares of our common stock equal to 10% of the number of shares of our common stock newly issued by us during the immediately preceding fiscal year. Upon the successful completion of an offering of our common stock by us, we will issue to our Manager options (including cash-settled options) equal to 10% of the number of shares sold in the offering. Our board of directors may also determine to issue options to the Manager that are not subject to the Plan, provided that the number of shares underlying any options granted to the Manager in connection with capital raising efforts would not exceed 10% of the shares sold in such offering and would be subject to NYSE rules.

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
We have not established a minimum distribution payment level, and we cannot assure you of our ability to pay distributions in the future.
We intend to make quarterly distributions of an amount at least equal to all or substantially all of our REIT taxable income to holders of our common stock out of assets legally available therefore. We have not established a minimum distribution payment level and our ability to pay distributions may be adversely affected by a number of factors, including the risk factors described in this Form 10-K. Distributions will be authorized by our board of directors and declared by us based upon a number of factors, including actual results of operations, restrictions under Delaware law or any applicable debt covenants, our financial condition, our taxable income, the annual distribution requirements under the REIT provisions of the Code, our operating expenses and other factors our board of directors deems relevant. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions in the future.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our direct investments in senior housing are described under “Business - Our Portfolio.”
Our Manager leases principal executive and administrative offices located at 1345 Avenue of the Americas, New York, New York 10105.
We maintain our properties in good condition and believe that our current facilities are adequate to meet the present needs of our business. We do not believe any individual property is material to our financial condition or results of operations.
ITEM 3. LEGAL PROCEEDINGS
We may be involved in litigation matters arising in the ordinary course of our business. Although we will be unable to predict with certainty the eventual outcome of any litigation, in the opinion of management, our legal proceedings are not expected to have a material adverse effect on our financial position or results of operations.
ITEM 4. MINE SAFETY DISCLOSURES
None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
PERFORMANCE GRAPH
The following graph compares the cumulative total return for our shares (stock price change plus reinvested dividends) with the comparable return of three indices: S&P 500 Index, MSCI US REIT Index and SNL US REIT Healthcare Index. The graph assumes an investment of $100 in the Company's shares and in each of the indices on November 7, 2014, and that all dividends were reinvested. The past performance of our shares is not an indication of future performances.

	Period Ending
Index	11/07/14	11/12/14	11/19/14	11/26/14	12/03/14	12/10/14	12/17/14	12/24/14	12/31/14
New Senior Investment Group Inc.	100.00	90.93	89.95	91.55	91.66	89.43	86.22	88.08	86.42
S&P 500 Index	100.00	100.35	100.91	102.13	102.24	99.92	99.30	102.75	101.64
MSCI US REIT Index	100.00	99.72	99.44	101.88	102.40	103.15	103.34	104.97	104.12
SNL US REIT Healthcare Index	100.00	99.93	99.84	102.59	104.47	105.13	105.31	104.99	104.84

We have one class of common stock which trades on the NYSE under the trading symbol “SNR” since the spin-off from Newcastle. A “when-issued” trading market for our common stock on the NYSE began on October 27, 2014 and “regular-way” trading of our common stock began on November 7, 2014. Prior to October 27, 2014, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high, low and last sale prices in dollars on the NYSE for our common stock and the distributions we declared with respect to the periods indicated.

2014	High	Low	Last Sale	Distributions Declared
Fourth Quarter(A)	$19.30	$16.45	$16.45	$0.23

(A)	On November 6, 2014, we completed our spin-off from Newcastle. The November 7, 2014 closing price of our common stock on the NYSE was $19.30.

We may declare quarterly distributions on our common stock. No assurance, however, can be given that any future distributions will be made or, if made, as to the amounts or timing of any future distributions as such distributions are subject to our earnings, financial condition, liquidity, capital requirements, REIT requirements and such other factors as our board of directors deems relevant.
On December 19, 2014, New Senior's board of directors declared a dividend of $15.3 million, or $0.23 per share, payable to shareholders of record on January 2, 2015. This dividend was paid on January 30, 2015.
On December 31, 2014, the closing sale price for our common stock, as reported on the NYSE, was $16.45. As of December 31, 2014, there were approximately 39 record holders of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.
Nonqualified Stock Option and Incentive Award Plan
The Plan provides for the grant of equity-based awards including restricted stock, stock options, stock appreciation rights, performance awards, tandem awards and other equity-based and non-equity based awards, in each case to the Manager, and to the directors, officers, employees, service providers, consultants and advisors of the Manager who perform services for New Senior and to New Senior’s directors, officers, service providers, consultants and advisors. New Senior initially reserved 30 million shares of its common stock for issuance under the Plan; on the first day of each fiscal year beginning during the ten-year term of the Plan in and after calendar year 2014, that number will be increased by a number of shares of New Senior’s common stock equal to 10% of the number of shares of common stock newly issued by New Senior during the immediately preceding fiscal year. New Senior’s board of directors may also determine to issue options to the Manager that are not subject to the Plan, provided that the number of shares underlying any options granted to the Manager in connection with capital raising efforts would not exceed 10% of the shares sold in such offering and would be subject to NYSE rules.

Prior to the spin-off, Newcastle had issued rights relating to its common stock (the “Newcastle options”) to the Manager in connection with its capital raising activities on behalf of Newcastle. In connection with the spin-off, 5,500,599 options that were held by the Manager, or by the directors, officers or employees of the Manager, were converted into an adjusted Newcastle option and a right relating to a number of shares of New Senior common stock (the “New Senior option”). The exercise price of each adjusted Newcastle option and New Senior option was set to collectively maintain the intrinsic value of the Newcastle option immediately prior to the spin-off and to maintain the ratio of the exercise price of the adjusted Newcastle option and the New Senior option, respectively, to the fair market value of the underlying shares as of the spin-off date, in each case based on the five day average closing price subsequent to the spin-off date. The options expire between January 12, 2015 and August 18, 2024.
The following table summarizes the total number of outstanding securities in the Plan and the number of securities remaining for future issuance, as well as the weighted average strike price of all outstanding securities as of December 31, 2014.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options		Weighted Average Strike Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under the Plan
Equity compensation plans approved by security holders:
Nonqualified stock option and incentive award plan	20,000		$17.21	29,978,630
Total approved	20,000	(A)	$17.21	29,978,630	(B)

(A)
The number of securities to be issued upon exercise of outstanding options does not include the 5,500,599 options converted into New Senior options as noted above, of which 4,991,752 are held by an affiliate of our manager and 508,847 were granted to the Manager, and assigned to certain Fortress employees. The 20,000 options in the table represent shares granted to our directors, other than Mr. Edens.

(B)
No awards shall be granted on or after November 6, 2024 (but awards granted may extend beyond this date). The number of securities remaining available for future issuance is net of an aggregate of 1,370 shares of our common stock awards to our directors.

Equity Compensation Plans Not Approved by Security Holders
None.

ITEM 6. SELECTED FINANCIAL DATA

The Company’s initial acquisition of senior care facilities on July 18, 2012 was accounted for as a business combination which gave rise to a new basis of accounting. Activities prior to and including July 17, 2012 are referred to as the “Predecessor” period and are prepared on a combined basis. Activities on and after July 18, 2012 are referred to as the “Successor” period and are prepared on a consolidated basis. The financial data as of and for the years ended December 31, 2014 (audited), December 31, 2013 (audited), the period from July 18, 2012 to December 31, 2012 (audited) and the period from January 1, 2012 to July 17, 2012 (audited) has been derived from our audited financial statements for those dates and periods included elsewhere in this Form 10-K. The financial data as of December 31, 2012 (audited) and the financial data as of and for the years ended December 31, 2011 (audited) and December 31, 2010 (unaudited) has been derived from our historical Consolidated and Combined Financial Statements that are not included in this Form 10-K. The selected financial data provided below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical Consolidated and Combined Financial Statements and related notes.

As described in Note 2 of our Consolidated Financial Statements included in this filing, we applied acquisition accounting as of July 18, 2012 in connection with the acquisition of the initial portfolio of senior housing properties by Newcastle. As a result, the financial data for the Successor periods is not comparable to that of our Predecessor.

Operating results for the periods presented are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2015 or for any future period. The impact of acquisitions, change in the Management Agreement and other changes due to the spin-off are discussed in greater detail within the “Consolidated Financial Information” section of this filing. The data should be read in conjunction with the Consolidated and Combined Financial Statements, related notes and other financial information included herein.

Operating Data

(dollars in thousands, except share data)
	Successor			Predecessor
	For the Year Ended December 31,		For the Period from July 18, 2012 to December 31, 2012	For the Period from January 1, 2012 to July 17, 2012	For the Year Ended December 31,
	2014	2013			2011	2010
Revenues						(Unaudited)
Resident fees and services	$156,993	$83,218	$18,000	$19,680	$36,419	$34,570
Rental revenue	97,992	1,918	—	—	—	—
Total revenues	254,985	85,136	18,000	19,680	36,419	34,570
Expenses
Property operating expense	112,242	59,726	13,011	13,778	25,512	25,050
Depreciation and amortization	103,279	26,933	5,784	1,203	2,418	2,580
Interest expense	57,026	10,589	1,767	2,534	—	—
Acquisition, transaction and integration expense	14,295	13,294	6,037	—	4,699	4,767
Management fee to affiliate	8,470	1,796	464	—	—	—
General and administrative expense	7,416	2,188	274	20	16	31
Other (income) expense	(1,500)	—	—	—	—	—
Total expenses	301,228	114,526	27,337	17,535	32,645	32,428

Income (loss) before income taxes	(46,243)	(29,390)	(9,337)	2,145	3,774	2,142
Income tax expense	160	656	150	—	—	—
Net income (loss)	$(46,403)	$(30,046)	$(9,487)	$2,145	$3,774	$2,142
Income (loss) per share of common stock, basis and diluted	$(0.70)	$(0.45)	$(0.14)	$0.03	$0.06	$0.03
Weighted average number of shares of common stock outstanding, basic and diluted	66,400,914	66,399,857	66,399,857	66,399,857	66,399,857	66,399,857
Dividends declared per share of common stock	$0.23	$—	$—	$—	$—	$—
Cash Flow Data

(dollars in thousands)	Successor			Predecessor
	For the Year Ended December 31,		For the Period from July 18, 2012 to December 31, 2012	For the Period from January 1, 2012 to July 17, 2012	For the Year Ended December 31,
	2014	2013			2011	2010
						(Unaudited)
Net cash provided by (used in)
Operating activities	$46,611	$42,532	$(1,486)	$3,076	$6,973	$4,861
Investing activities	(331,858)	(1,253,174)	(44,411)	(251)	(1,092)	(1,129)
Financing activities	$481,231	$1,231,315	$55,617	$(2,955)	$(6,331)	$(3,506)

Balance Sheet Data

(dollars in thousands)	Successor			Predecessor
	As of December 31			As of December 31
	2014	2013	2012	2011	2010
					(Unaudited)
Total assets	$2,002,365	$1,549,595	$196,330	$46,669	$48,981
Total mortgage notes payable	1,259,430	1,077,172	120,525	70,355	72,099
Total liabilities	1,353,829	1,141,760	126,626	73,854	75,353
Total equity	$648,536	$407,835	$69,704	$(27,185)	$(26,372)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand the results of operations and financial condition of New Senior. The following should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 8 within this Annual Report on Form 10-K. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those included in Part I. Item 1A. “Risk Factors” of this Annual Report on Form 10-K.

OVERVIEW

Our Business

We invest in a diversified portfolio of senior housing properties across 27 states in the United States. We were formed as Newcastle Senior Living Holdings LLC, a Delaware limited liability company, in 2012. We converted to a Delaware corporation on May 30, 2014 and changed our name to New Senior Investment Group Inc. on June 16, 2014.

On November 6, 2014, our spin-off was completed with the distribution of all of our outstanding shares to the holders of Newcastle common stock. Newcastle was our sole stockholder until the spin-off. Following the spin-off, we are a separate publicly traded REIT primarily focused on investing in senior housing properties and listed on the NYSE under the symbol “SNR.” We are headquartered in New York, New York.

We conduct our business through two reportable segments: Managed Properties and Triple Net Lease Properties. See our Consolidated Financial Statements and the related notes, including “Note 1. Organization,” included in Part II, Item 8 of this Annual Report on Form 10-K.

We are externally managed by the Manager and advised by Fortress on various aspects of our business and our operations, subject to the supervision of our board of directors. For its services, the Manager is entitled to an annual management fee and incentive compensation, both as defined in, and in accordance with the terms of, the Management Agreement.

Acquisitions

For a discussion of acquisitions made in the current year, See Part I, Item 1- “Business—Acquired Properties” of this Annual Report on Form 10-K.

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

MARKET CONSIDERATIONS

We invest in assets that generate significant cash flows and have the potential for meaningful capital appreciation. We seek to employ a conservative capital structure to generate attractive risk adjusted returns throughout different business cycles and interest rate environments. We take an active approach centered around identifying and executing on opportunities, responding to the changing market environment, and managing our investment portfolio to enhance returns. Specifically:

•	we expect projected changes in demographics to drive increased demand for senior housing, creating favorable supply-demand fundamentals;

•	targeting smaller portfolios enables us to reduce competition with other active REIT buyers of large portfolios; and

•
capitalizing on the experience of our Manager in the senior housing industry, we expect to generate growth in property-level net operating income when operational and structural efficiencies are achieved.

We made eight acquisitions of senior housing portfolios comprised of 16 properties during the year ended December 31, 2014. We continue to explore opportunities to invest in additional senior housing properties across the United States. While we generally target small portfolios, we have invested in large portfolios that we believe offer attractive risk-adjusted returns.

Our senior housing acquisitions have been financed with a combination of fixed and floating rate debt. Rising interest rates would increase the cost of our floating rate financing and negatively impact the returns on our senior housing investments.

RESULTS OF OPERATIONS

Comparability of Information

We have a limited operating history as we acquired our first portfolio of senior housing properties in July 2012. Prior to November 7, 2014 we were not operating as a separate, standalone entity, and our results of operations were prepared on a spin-off basis from the Consolidated Financial Statements and accounting records of Newcastle and reflected Newcastle’s basis in the acquired properties. Management believes that the assumptions and methods of allocation used in our results of operations are reasonable.

Segment Overview

We evaluate our business operations and allocate resources based on two segments: (i) Managed Properties and (ii) Triple Net Lease Properties. Under our Managed Properties segment, we operate 43 properties under property management agreements with the Property Managers. Under our Triple Net Lease Properties segment, we lease 57 of our properties under three triple net master leases.

We evaluate performance of these reportable business segments based on segment net operating income (“NOI”). We consider NOI as an important supplemental measure used to evaluate the operating performance of our segments because it allows investors, analysts and our management to assess our unleveraged property-level operating results and to compare our operating results with other real estate companies, and between periods on a consistent basis. We define NOI as total revenue less property operating expense.

Our Managed Properties segment operates various types of senior housing properties and provides our customers with a broad range of services that management believes are integral to the success and growth of this segment. Our Triple Net Lease Properties segment leases senior housing properties on a long-term basis whereby we do not manage the underlying operations, as our tenants are typically responsible for bearing operating costs including maintenance, utilities, taxes, insurance, repairs and capital improvements. Thus, resident fees and services, property operating expense, general and administrative expense, other income and expense and income tax expense are not relevant to the Triple Net Lease Properties segment. Because of such differences in the nature of the segments’ activities, each segment requires a different type of management focus. As such, these segments are managed separately. In deciding how to allocate resources and assess performance, our chief operating decision maker regularly evaluates the performance of our reportable segments on the basis of NOI.

Year ended December 31, 2014 compared to the year ended December 31, 2013

The following table sets forth our historical results of operations for the years ended December 31, 2014 and December 31, 2013, derived from our audited Consolidated Financial Statements included elsewhere in this Form 10-K.

(dollars in thousands)	Year Ended December 31, 2014		Year Ended December 31, 2013
	Amount	Percent of Revenues	Amount	Percent of Revenues
Revenues
Resident fees and services	$156,993	61.6%	$83,218	97.7%
Rental revenue	97,992	38.4%	1,918	2.3%
Total revenues	254,985	100.0%	85,136	100.0%

Expenses
Property operating expense	112,242	44.0%	59,726	70.2%
Depreciation and amortization	103,279	40.5%	26,933	31.6%
Interest expense	57,026	22.4%	10,589	12.4%
Acquisition, transaction and integration expense	14,295	5.6%	13,294	15.6%
Management fee to affiliate	8,470	3.3%	1,796	2.1%
General and administrative expense	7,416	2.9%	2,188	2.6%
Other (income) expense	(1,500)	(0.6)%	—	0.0%
Total expenses	301,228	118.1%	114,526	134.5%

Loss before income taxes	(46,243)	(18.1)%	(29,390)	(34.5)%
Income tax expense	160	0.1%	656	0.8%
Net loss	$(46,403)	(18.2)%	$(30,046)	(35.3)%

The operating results shown above include both the Managed Properties and Triple Net Lease Properties segments. Our initial Triple Net Lease Properties were acquired in December 2013. As these properties were acquired in December 2013, they had a negligible impact on operating results for the year ended December 31, 2013. A significant portion of the changes in revenues and expenses between the years ended December 31, 2014 and December 31, 2013 are a direct result of owning the 51 Triple Net Lease Properties that were acquired in December 2013 for the full year ended December 31, 2014.

The following table provides a comparison of the results of operations of our segments for the years ended December 31, 2014 and December 31, 2013:

(dollars in thousands)	Year Ended December 31, 2014		Year Ended December 31, 2013
	Amount	Percent of Revenues	Amount	Percent of Revenues
Managed Properties
Resident fees and services	$156,993	100.0%	$83,218	100.0%
Property operating expense	112,242	71.5%	59,726	71.8%
Segment NOI for Managed Properties	44,751	28.5%	23,492	28.2%

Triple Net Lease Properties
Rental revenue	97,992	100.0%	1,918	100.0%
Segment NOI for Triple Net Lease Properties	$97,992	100.0%	$1,918	100.0%

The following table provides the reconciliation of our segment NOI to net loss, and compares the results of operations for the years ended December 31, 2014 and December 31, 2013:

(dollars in thousands)	Year Ended December 31, 2014		Year Ended December 31, 2013
	Amount	Percent of Revenues	Amount	Percent of Revenues
Total revenue	$254,985	100.0%	$85,136	100.0%
Segment NOI for Managed Properties	44,751	17.6%	23,492	27.6%
Segment NOI for Triple Net Lease Properties	97,992	38.4%	1,918	2.3%
Total Segment NOI	142,743	56.0%	25,410	29.9%
Expenses
Depreciation and amortization	103,279	40.5%	26,933	31.6%
Interest expense	57,026	22.4%	10,589	12.4%
Acquisition, transaction and integration expense	14,295	5.6%	13,294	15.6%
Management fee to affiliate	8,470	3.3%	1,796	2.1%
General and administrative expense	7,416	2.9%	2,188	2.6%
Other (income) expense	(1,500)	(0.6)%	—	—
Income tax expense	160	0.1%	656	0.8%
Net loss	$(46,403)	(18.2)%	$(30,046)	(35.3)%

Managed Properties

During 2014, we acquired 10 senior housing properties in seven different portfolios bringing the total number of Managed Properties to 43 as of December 31, 2014. We accounted for each acquisition under the acquisition method, whereby all assets acquired and liabilities assumed are recognized at their acquisition-date fair value with acquisition-related costs being expensed as incurred. The results of operations from the acquisitions are reflected in our Consolidated Financial Statements from the date of respective acquisition.

	As of and for the Year Ended December 31,
	2014	2013
Total properties	43	33
Total beds	5,362	4,453
Average occupancy rate	83.6%	82.5%

Same store information, as used herein, is defined as information for 12 properties owned for the entirety of comparable periods. The following table presents Same Store Segment NOI, Segment NOI for non-Same Store properties and Total Segment NOI for the years ended December 31, 2014 and December 31, 2013:

(dollars in thousands)	Year Ended December 31,		Increase (Decrease)
	2014	2013	Amount	Percentage
Managed Properties
Resident fees and services	$58,759	$53,967	$4,792	8.9%
Property operating expense	(39,685)	(37,749)	(1,936)	5.1%
Same Store Segment NOI	19,074	16,218	2,856	17.6%
Segment NOI for non-Same Store properties	25,677	7,274	NM	NM
Total Segment NOI	$44,751	$23,492	NM	NM
_______________
NM – Not meaningful

Resident fees and services

Resident fees and services represent residents’ monthly rental and care fees. Revenue from resident fees and services for the years ended December 31, 2014 and December 31, 2013 was $157.0 million and $83.2 million, respectively. For the year ended December 31, 2014, resident fees and services include revenues derived from the additional ten properties that were acquired after December 31, 2013 and have been part of operations since their acquisition date. This series of acquisitions increased the total number of beds by 909 to bring the total bed count to 5,362 for the Managed Properties segment at December 31, 2014. Average occupancy rates for the years ended December 31, 2014 and December 31, 2013 were 83.6% and 82.5%, respectively.

Same store resident fees and services increased by $4.8 million to $58.8 million for the year ended December 31, 2014 from $54.0 million for the year ended December 31, 2013. This increase was driven by an increase in rental rates, offset by a 0.7% decrease in average occupancy rates on a same store basis from 83.5% as of December 31, 2013 to 82.8% as of December 31, 2014.

Property operating expense

Property operating expense for the years ended December 31, 2014 and December 31, 2013 were $112.2 million and $59.7 million, respectively. The increase was primarily due to increases in labor, food, utilities, marketing and other costs as a result of the additional properties that were acquired after December 31, 2013 and have been part of our operations since their respective acquisition dates. Property operating expense as a percent of segment revenues decreased to 71.5% for the year ended December 31, 2014 from 71.8% for the year ended December 31, 2013.

Property operating expense include property management fee and travel reimbursements paid to Property Managers of $9.7 million and $5.2 million for the years ended December 31, 2014 and December 31, 2013, respectively. With the exception of the addition of JEA as a Property Manager, there have been no changes to the basis by which property management fees are paid to the Property Managers.

Same store property operating expense increased by $1.9 million to $39.7 million from $37.8 million for the years ended December 31, 2014 and December 31, 2013, respectively, primarily due to an increase in labor costs.

Segment NOI for Managed Properties

Segment NOI for Managed Properties was $44.8 million and $23.5 million, or as a percent of resident fees and services, 28.5% and 28.2%, for the years ended December 31, 2014 and December 31, 2013, respectively. The increase in segment NOI was primarily due to the increase in resident fees and services, as explained above, and reflects the impact of the ten senior housing property acquisitions since December 31, 2013.

Same Store Segment NOI for the Managed Properties segment increased by $2.9 million, to $19.1 million for the year ended December 31, 2014 from $16.2 million for the year ended December 31, 2013, due to proportionally larger increases in rental rates when compared to increases in labor costs.

Triple Net Lease Properties

Rental revenue and Segment NOI for Triple Net Lease Properties

Segment NOI for Triple Net Lease Properties was $98.0 million and $1.9 million for the years ended December 31, 2014 and December 31, 2013, respectively. The Holiday Portfolios, our initial Triple Net Lease Properties, were acquired in December 2013. Therefore, a significant portion of the increase in revenues between the year ended December 31, 2014 and December 31, 2013 is a direct result of the 51 Triple Net Lease Properties that were acquired in December 2013. As a percentage of rental revenue, segment NOI was 100% of revenue for each fiscal year as the lessee operates the property and bears the related costs, including repairs, maintenance, capital expenditures, utilities, taxes, insurance and the payroll expense of property-level employees.

Expenses

Depreciation and amortization

Depreciation and amortization expense was $103.3 million and $26.9 million for the years ended December 31, 2014 and December 31, 2013, respectively. The increase was primarily the result of depreciation and amortization related to the Holiday Portfolios that were acquired in December 2013. In addition, 16 additional properties were acquired in our Managed Proprieties and Triple Net Lease segments after December 31, 2013 and have been part of our operations since their respective acquisition dates.

Interest expense

Interest expense was $57.0 million and $10.6 million for the years ended December 31, 2014 and December 31, 2013, respectively. The increase was primarily the result of additional interest expense related to the Holiday Portfolios that were acquired in December

2013. In addition, we incurred an additional $195.1 million in debt since December 31, 2013 and repaid $13.7 million of mortgage notes payable. The net increase in mortgage notes payable, related to the acquisition of 16 properties since December 31, 2013, resulted in increased interest expense.

The weighted average effective interest rate for the years ended December 31, 2014 and December 31, 2013 was 5.00% and 4.15%, respectively.

Acquisition, transaction and integration expense

Acquisition, transaction and integration expense for the years ended December 31, 2014 and December 31, 2013 was $14.3 million and $13.3 million, respectively. Acquisition and transaction expenses included costs related to completed and potential acquisitions and transactions and include advisory, legal, accounting, valuations and other professional or consulting fees and spin-off related costs. Integration expenses include costs directly related to the integration of acquired businesses such as lender mandated repairs, licensing, rebranding and training. Acquisition, transaction and integration expense includes $9.3 million and $1.7 million of spin-off related costs and $0.4 million and $0.7 million of integration costs for the years ended December 31, 2014 and December 31, 2013, respectively.

Management fee to affiliate

Management fee to affiliate expense was $8.5 million and $1.8 million for the years ended December 31, 2014 and December 31, 2013, respectively.

Subsequent to the spin-off, we are party to a management agreement with the Manager, and management fee to affiliate expense for the period from November 7, 2014 to December 31, 2014 was $1.9 million. We pay a management fee equal to 1.5% per annum of our gross equity, which is generally the equity invested by Newcastle as of the distribution date, plus certain adjustments as defined in the agreement with the Manager. The Manager is also entitled to receive, on a quarterly basis, incentive compensation. Prior to the spin-off, Newcastle was party to a management agreement with the Manager, and, as a subsidiary of Newcastle, we were allocated a portion of the relevant management fee calculated as 1.5% of daily gross equity, as defined in the management agreement.

General and administrative expense

General and administrative expense for the years ended December 31, 2014 and December 31, 2013 was $7.4 million and $2.2 million, respectively. The increase was primarily driven by growth in the portfolio, coupled with expenses associated with the implementation of Sarbanes-Oxley compliant accounting policies and procedures as part of becoming a standalone public company.

Other (income) expense

We recognized $1.5 million in other income for the year ended December 31, 2014 related to the change in fair value of contingent consideration attributable to a portfolio of senior housing facilities acquired in 2013.

Income tax expense

We have been operating so as to qualify as a REIT under the requirements of the Code. However, certain of our activities are conducted through our TRS and therefore are subject to federal and state income taxes. During the years ended December 31, 2014 and December 31, 2013, our TRS recorded approximately $0.2 million and $0.7 million in income tax expense, respectively.

Year ended December 31, 2013 compared to the periods from July 18, 2012 to December 31, 2012 and January 1, 2012 to July 17, 2012

The following table sets forth our historical results of operations for the year ended December 31, 2013, the period from July 18, 2012 to December 31, 2012, and the period from January 1 to July 17, 2012, derived from our audited Consolidated Financial Statements included elsewhere in this Form 10-K.

	Successor				Predecessor
(dollars in thousands)	Year Ended December 31, 2013		July 18, 2012 to December 31, 2012		January 1, 2012 to July 17, 2012
	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues
Revenues
Resident fees and services	$83,218	97.7%	$18,000	100.0%	$19,680	100.0%
Rental revenue	1,918	2.3%	—	—	—	—
Total revenues	85,136	100.0%	18,000	100.0%	19,680	100.0%
Expenses
Property operating expense	59,726	70.2%	13,011	72.3%	13,778	70.0%
Depreciation and amortization	26,933	31.6%	5,784	32.1%	1,203	6.1%
Interest expense	10,589	12.4%	1,767	9.8%	2,534	12.9%
Acquisition, transaction and integration expense	13,294	15.6%	6,037	33.5%	—	—
Management fee to affiliate	1,796	2.1%	464	2.6%	—	—
General and administrative expense	2,188	2.6%	274	1.5%	20	0.1%
Total expenses	114,526	134.5%	27,337	151.8%	17,535	89.1%
Loss before income taxes	(29,390)	(34.5)%	(9,337)	(51.8)%	2,145	10.9%
Income tax expense	656	0.8%	150	0.8%	—	—
Net loss	$(30,046)	(35.3)%	$(9,487)	(52.6)%	$2,145	10.9%

While the operating results shown above include both the Managed Properties and Triple Net Lease Properties segments, our initial Triple Net Lease Properties were acquired in December 2013. Thus, the overall results for the year ended December 31, 2013, the period from July 18, 2012 to December 31, 2012, and the period from January 1,2012 to July 17, 2012 are primarily those of the Managed Properties segment. In addition, a significant portion of the changes in revenues and expenses between the years ended December 31, 2013 and December 31, 2012 are a direct result of the series of acquisitions completed in the fourth calendar quarter of 2012 and in 2013, which increased the total number of properties owned from 12 as of December 31, 2012 to 84 as of December 31, 2013.

The following table provides a comparison of the results of operations of our segments for the year ended December 31, 2013, the period from July 18, 2012 to December 31, 2012 and the period from January 1, 2012 to July 17, 2012:

	Successor				Predecessor
(dollars in thousands)	Year Ended December 31, 2013		July 18, 2012 to December 31, 2012		January 1, 2012 to July 17, 2012
	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues
Managed Properties
Resident fees and services	$83,218	100.0%	$18,000	100.0%	$19,680	100.0%
Property operating expense	59,726	71.8%	13,011	72.3%	13,778	70.0%
Segment NOI for Managed Properties	23,492	28.2%	4,989	27.7%	5,902	30.0%

Triple Net Lease Properties
Rental revenue	1,918	100.0%	—	—	—	—
Segment NOI for Triple Net Lease Properties	$1,918	100.0%	—	—	—	—

The following table provides the reconciliation of our segment NOI to net loss, and compares the results of operations for the year ended December 31, 2013, the period from July 18, 2012 to December 31, 2012, and period from January 1, 2012 to July 17, 2012:

	Successor				Predecessor
(dollars in thousands)	Year Ended December 31, 2013		July 18, 2012 to December 31, 2012		January 1, 2012 to July 17, 2012
	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues
Total revenue	$85,136	100.0%	$18,000	100.0%	$19,680	100.0%
Segment NOI for Managed Properties	23,492	27.6%	4,989	27.7%	5,902	30.0%
Segment NOI for Triple Net Lease Properties	1,918	2.3%	—	—	—	—
Total Segment NOI	25,410	29.8%	4,989	27.7%	5,902	30.0%
Expenses
Depreciation and amortization	26,933	31.6%	5,784	32.1%	1,203	6.1%
Interest expense	10,589	12.4%	1,767	9.8%	2,534	12.9%
Acquisition, transaction and integration expense	13,294	15.6%	6,037	33.5%	—	—
Management fee to affiliate	1,796	2.1%	464	2.6%	—	—
General and administrative expense	2,188	2.6%	274	1.5%	20	0.1%
Income tax expense	656	0.8%	150	0.8%	—	—
Net loss	$(30,046)	(35.3)%	$(9,487)	(52.6)%	$2,145	10.9%

Managed Properties

During 2013, we acquired 21 senior housing properties in seven different portfolios bringing the total number of Managed Properties to 33 as of December 31, 2013. We accounted for each acquisition under the acquisition method, whereby all assets acquired and liabilities assumed are recognized at their acquisition-date fair value with acquisition-related costs being expensed as incurred. The results of operations from the acquisitions are reflected in our Consolidated Financial Statements from the date of respective acquisition.

	As of and for the Year Ended December 31,
	2013	2012
Total properties	33	12
Total beds	4,453	1,426

Resident fees and services

Resident fees and services represent residents’ monthly rental and care fees. Revenue from resident fees and services for the year ended December 31, 2013 and the periods from July 18, 2012 to December 31, 2012 and January 1, 2012 to July 17, 2012 was $83.2 million, $18.0 million and $19.7 million, respectively. Resident fees and services include revenues derived from the acquisitions of 21 senior housing facilities in 2013 and subsequent operations of such facilities. This series of acquisitions increased the total number of beds by 3,027, and brought the total bed count to 4,453 for the Managed Properties segment at December 31, 2013. Average occupancy rates for the year ended December 31, 2013 and the period July 18, 2012 to December 31, 2012 were 82.5% and 86.3%, respectively.

Property operating expense

Property operating expense for the year ended December 31, 2013 and the periods from July 18, 2012 to December 31, 2012 and January 1, 2012 to July 17, 2012 was $59.7 million, $13.0 million and $13.8 million, respectively. The increase was primarily due to increases in labor, food, utilities, marketing and other costs as a result of the additional properties that were acquired and have been part of the operations. As a percentage of segment revenues, property operating expense remained fairly stable at 71.8%, 72.3% and 70.0% for the year ended December 31, 2013 and the periods from July 18, 2012 to December 31, 2012 and January 1, 2012 to July 17, 2012, respectively.

Property operating expense includes property management fee and travel reimbursements paid to property managers of $5.2 million, $1.1 million and $1.0 million, for the year ended December 31, 2013 and the periods from July 18, 2012 to December 31, 2012 and January 1, 2012 to July 17, 2012, respectively. Pursuant to our property management agreements, we pay fees equal to either (i) 5% of the property’s effective gross income (as defined in each respective agreement) or (ii) 6% of the property’s effective gross income (as defined in each respective agreement) for the first two years and 7% thereafter. The increase in dollar amount is due to additional properties acquired and managed by property managers. JEA was not a property manager in either 2013 or 2012.

Segment NOI for Managed Properties

Segment NOI for Managed Properties was $23.5 million, $5.0 million and $5.9 million, or as a percent of segment revenues was 28.2%, 27.7% and 30.0% for the year ended December 31, 2013 and the periods from July 18, 2012 to December 31, 2012 and January 1, 2012 to July 17, 2012, respectively. The decrease in NOI as a percent of resident fees and services was due to increase in property operating expenses as discussed above. The dollar increase reflects the impact of the acquisitions of 33 senior housing properties since July 2012.

Triple Net Lease Properties

Rental revenue and Segment NOI for Triple Net Lease Properties

We completed the acquisition of the Holiday Portfolios in December 2013 which resulted in the creation of our Triple Net Lease Properties segment. Due to the timing of this acquisition, the results of operations for this segment have only limited results. Rental revenue was $1.9 million for the year ended December 31, 2013 and $0 in prior periods. Rental revenue is comprised of fixed lease payments from the Master Tenants and is generally not impacted by the performance of the properties. The average occupancy rate during the period of time that the Triple Net Lease Properties were held in 2013 was 89.1%. As a percentage of rental revenue, segment NOI was 100% for the year ended December 31, 2013.

Expenses

Depreciation and amortization

As of July 18, 2012, our real estate investments were recorded at fair value as a result of the acquisition of our initial portfolio of senior housing properties. Consequently, because of the change in basis in our real estate investments, depreciation and amortization is not comparable between the Predecessor and Successor periods. We recorded $26.9 million in depreciation and amortization for the year ended December 31, 2013, $5.8 million for the period from July 18, 2012 to December 31, 2012, and $1.2 million for the period from January 1, 2012 to July 17, 2012.

Interest expense

Interest expense was $10.6 million, $1.8 million and $2.5 million for the year ended December 31, 2013 and the periods from July 18, 2012 to December 31, 2012 and January 1, 2012 to July 17, 2012, respectively. Because all but one of the mortgages relating to Managed Properties acquired were refinanced, interest expense between Predecessor and Successor periods is not directly comparable.

In 2013, we incurred an additional $957.0 million and repaid $0.7 million of mortgage notes payable. The weighted average interest rate for the year ended December 31, 2013 and the period from July 18, 2012 to December 31, 2012 was 4.15% and 3.60%, respectively.

Acquisition, transaction and integration expense

Acquisition, transaction and integration expense for the year ended December 31, 2013 and the periods from July 18, 2012 to December 31, 2012 and January 1, 2012 to July 17, 2012 was $13.3 million, $6.0 million and $0, respectively. Acquisition and transaction expenses included costs related to completed and potential acquisitions and transactions and include advisory, legal, accounting, valuations and other professional or consulting fees and spin-off related costs. Integration expenses include costs directly related to the integration of acquired businesses such as lender mandated repairs, licensing, rebranding and training. Acquisition, transaction and integration expense include $1.7 million for spin-off related costs during the year ended December 31, 2013. No such costs were incurred during the previous periods. The remaining increase in dollar amounts was a result of the acquisition of 21 properties in 2013, up from 12 properties during the period from July 18, 2012 to December 31, 2012. Integration costs of $0.7 million for the year ended December 31, 2013 has been reclassified from Property operating expense to Acquisition, transaction and integration expense to conform to the 2014 presentation.

Management fee to affiliate

Management fee to affiliate expense was $1.8 million, $0.5 million and $0, for the year ended December 31, 2013 and the periods from July 18, 2012 to December 31, 2012 and January 1, 2012 to July 17, 2012, respectively.

Newcastle was party to a management agreement with the Manager during the Successor period, and as a subsidiary of Newcastle, we were allocated a portion of this management fee, calculated as 1.5% of daily gross equity, as defined. We were not party to the management agreement between the Manager and Newcastle during the Predecessor periods.

General and administrative expense

General and administrative expense for the year ended December 31, 2013 and the periods from July 18, 2012 to December 31, 2012 and January 1, 2012 to July 17, 2012 was $2.2 million, $0.3 million and $0.0 million, respectively. We acquired 21 properties in 2013 and 12 properties during the period from July 18, 2012 to December 31, 2012. The increase in general and administrative expense was a result of an increase in the number of properties being operational subsequent to respective acquisition dates.

Income tax expense

We have been operating so as to qualify as a REIT under the requirements of the Code. However, certain of our activities are conducted through our TRS and therefore are subject to federal and state income taxes. During the year ended December 31, 2013, and the period from July 18, 2012 to December 31, 2012, our TRS recorded approximately $0.7 million and $0.2 million in income tax expense, respectively. In the Predecessor period, we were treated as a disregarded single-member limited liability entity for U.S. federal and state income tax purposes, and, consequently, were not subject to, and did not record, any income tax expense.

OUR PORTFOLIO
See Item 1 - “Business - Our Portfolio” for a description of our portfolio of senior housing.

TRANSACTIONS WITH AFFILIATES AND AFFILIATED ENTITIES

Management Agreements

See Item 1 - "Business - Management Agreements" included in part I, Item 1 of this Annual report on Form 10-K and "Note 10. Transactions with Affiliates and Affiliated Entities," included in part II, Item 8 of this Annual report on Form 10-K for more information on the Management Agreement.

Property Management Agreements

We are party to property management agreements for each senior housing property within the Managed Properties segment. We enter into long-term property management agreements for our managed properties with Blue Harbor, Holiday and JEA. Blue Harbor and Holiday’s property management agreements have initial ten-year terms, with successive automatic one-year renewal periods. JEA’s property management agreement has an initial five-year term, with successive automatic one-year renewal periods. Under these agreements, we pay monthly property management fees. For AL/MC properties managed by Blue Harbor and Holiday, we pay management fees equal to 6% of effective gross income for the first two years and 7% thereafter. For IL-only properties managed by Blue Harbor and Holiday, we pay management fees equal to 5% of effective gross income. We pay management fees equal to 5% of gross revenues for the property managed by JEA.

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity needs are to (i) fund operating expenses, (ii) meet debt service requirements, (iii) fund recurring capital expenditures and acquisition activities and (iv) make dividend distributions. At December 31, 2014, we had approximately $226.4 million in liquidity, consisting of unrestricted cash and cash equivalents. In connection with the spin-off, Newcastle contributed cash to us in the amount of $197.0 million. Accordingly, we had approximately $245.2 million in liquidity at the spin-off date. Cash flow provided by operations constitutes a critical component of our liquidity. Essentially, our cash flow provided by operations is equal to (i) revenues received from our senior housing portfolios, less (ii) operating expenses (primarily management fees, property operating expense, professional fees, insurance and taxes), less (iii) interest on the mortgage notes payable. Net cash provided by (used in) operating activities was $46.6 million, $42.5 million, $(1.5) million, and $3.1 million for the years ended December 31, 2014 and December 31, 2013 and the periods from July 18, 2012 to December 31, 2012 and January 1, 2012 to July 17, 2012, respectively.

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

These expectations are forward-looking and subject to a number of uncertainties and assumptions, which are described below under “Factors That Could Impact Our Liquidity, Capital Resources and Capital Obligations” as well as “Risk Factors.” If our expectations about our liquidity prove to be incorrect, we could be subject to a shortfall in liquidity in the future, and this shortfall may occur rapidly and with little or no notice, which would limit our ability to address the shortfall on a timely basis.

Factors That Could Impact Our Liquidity, Capital Resources and Capital Obligations
The following factors could impact our liquidity, capital resources and capital obligations. As such, if their outcomes do not meet our expectations, changes in these factors may negatively impact liquidity:

•
Access to Financing: Decisions by investors, counterparties and lenders to enter into transactions with us will depend upon a number of factors, such as our historical and projected financial performance, compliance with covenant terms, industry and market trends, the availability of capital and our investors’, counterparties’ and lenders’ policies and rates applicable thereto and the relative attractiveness of alternative investment or lending opportunities.

•
Impact of Expected Additional Borrowings or Sales of Assets on Cash Flows: The availability and timing of and proceeds from additional borrowings may be different than expected or may not occur as expected. Proceeds from sales of assets are unpredictable and may vary materially from their estimated fair value and carrying value.

Debt Obligations

Mortgage notes related to certain senior housing properties contain various customary loan covenants, in some cases including a Debt Service Coverage Ratio and Project Yield, as defined in the agreements. We were in compliance with all of the covenants as of December 31, 2014.

See Note 8 to the Consolidated Financial Statements, included in Part II, Item 8 of this Annal Report on Form 10-K, for further information related to our non-recourse mortgage notes as of December 31, 2014.

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

Cash Flows

The following table provides a summary of our cash flows for the year ended December 31, 2014, the year ended December 31, 2013, the period from July 18 to December 31, 2012, and the period from January 1, 2012 to July 17, 2012:

(dollars in thousands)	Successor			Predecessor
	Year Ended December 31, 2014	Year Ended December 31, 2013	July 18, 2012 to December 31, 2012	January 1, 2012 to July 17, 2012
Net cash provided by (used in)
Operating activities	$46,611	$42,532	$(1,486)	$3,076
Investing activities	(331,858)	(1,253,174)	(44,411)	(251)
Financing activities	481,231	1,231,315	55,617	(2,955)
Net increase (decrease) in cash and cash equivalents	195,984	20,673	9,720	(130)
Cash and cash equivalents, beginning of period	30,393	9,720	—	1,057
Cash and cash equivalents, end of period	$226,377	$30,393	$9,720	$927

Operating activities

Net cash provided by (used in) operating activities was $46.6 million, $42.5 million, $(1.5) million, and $3.1 million for the years ended December 31, 2014 and December 31, 2013 and the periods from July 18, 2012 to December 31, 2012 and January 1, 2012 to July 17, 2012, respectively.

The $4.1 million increase from the year ended December 31, 2013 to the year ended December 31, 2014 was primarily driven by an increase in cash flows provided by resident fees and services as a result of an increased number of properties in the Managed Properties segment and rental revenue in the Triple Net Lease Properties segment. The increase in cash provided by resident fees and services due to the increased number of properties was largely offset by a proportional increase in property operating expense for the additional properties acquired within the Managed Properties segment, and the increase in rental revenue in the Triple Net Lease Properties segment was partially offset by increased interest expense related to debt issued to finance acquisitions in the Triple Net Lease Properties segment.

The increase in cash from operating activities for the year ended December 31, 2013 over prior periods was primarily driven by incremental cash received from resident fees and services in the Managed Properties segment along with cash received from rental revenue in the Triple Net Lease Properties segment. Conversely, cash flow from operating activities for the period from July 18, 2012 to December 31, 2012 decreased from the period from January 1, 2012 to July 17, 2012 as a result of additional costs incurred by the Company in connection with the integration of our acquisitions.

Investing activities

Net cash used in investing activities was $331.9 million, $1,253.2 million, $44.4 million, and $0.3 million for the years ended December 31, 2014 and December 31, 2013 and the periods from July 18, 2012 to December 31, 2012 and January 1, 2012 to July 17, 2012, respectively.

Net cash used in investing activities during the year ended December 31, 2014 was less than net cash used during the year ended December 31, 2013 due to a change in the relative magnitude of acquisitions between the respective periods. During the year ended December 31, 2014, we acquired 16 properties for $314.9 million, whereas during the year ended December 31, 2013, we acquired 72 properties for $1,249.2 million. During the years ended December 31, 2014 and December 31, 2013, cash used and cash reserved for capital expenditures amounted to $12.1 million and $3.5 million, respectively. Net cash used in investing activities during the periods from July 18, 2012 to December 31, 2012 and January 1, 2012 to July 17, 2012 was significantly lower compared to the year ended December 31, 2013 because our operations had only recently commenced, and there were only four properties acquired in the period from July 18, 2012 to December 31, 2012 while there were no significant acquisitions in the period from January 1, 2012 through July 17, 2012.

Financing activities

Net cash provided by (used in) financing activities was $481.2 million, $1,231.3 million, $55.6 million and $(3.0) million for the years ended December 31, 2014 and December 31, 2013 and the periods from July 18, 2012 to December 31, 2012 and January 1, 2012 to July 17, 2012, respectively.

Compared to December 31, 2013, cash flow from financing activities for the year ended December 31, 2014 decreased $750.1 million, primarily because we acquired 14 properties financed with $195.1 million in long term debt during the year ended December 31, 2014 whereas we acquired 72 properties financed with $904.5 million in long-term debt during the year ended December 31, 2013. Net cash provided by financing activities further decreased during the year ended December 31, 2014 when compared to the year ended December 31, 2013 because the net amount of contributions and distributions from Newcastle decreased by $65.9 million due to the decrease in property acquisitions.

Compared to the periods from July 18, 2012 to December 31, 2012 and January 1, 2012 to July 17, 2012, cash flow from financing activities for the year ended December 31, 2013 increased $1,178.7 million, primarily because we acquired 72 properties financed with $904.5 million in long-term debt, offset by $40.6 million in finance costs during the year ended December 31, 2013, whereas we acquired four properties financed with $32.1 million in long-term debt during the period from July 18, 2012 to December 31, 2012 and had no significant acquisitions in the period from January 1, 2012 to July 17, 2012. Net cash provided by financing activities further increased between the year ended December 31, 2013 and the period from July 18, 2012 to December 31, 2012 because the net amount of contributions and distributions from Newcastle increased by $343.9 million.

REIT Compliance Requirements

We have been operating so as to qualify as a REIT for U.S. federal income tax purposes. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, excluding net capital gains. We intend to pay dividends greater than all of our REIT taxable income to holders of our common stock in 2014, if, and to the extent, authorized by our board of directors. We note that a portion of this requirement may be able to be met in future years with stock dividends, rather than cash distributions, subject to limitations. We expect that our operating cash flows will exceed REIT taxable income due to depreciation and other non-cash deductions in computing REIT taxable income. However, before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our obligations. If we do not have sufficient liquid assets to enable us to satisfy the 90% distribution requirement, or if we decide to retain cash, we may sell assets, issue additional equity securities or borrow funds to make cash distributions, or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

Income Tax
We have been operating so as to qualify as a REIT under the requirements of the Code. Currently, certain of our activities are conducted through our TRS and therefore are subject to federal and state income taxes at regular corporate tax rates. Our TRS leases properties from our REIT entities for which the TRS is charged rent based on market rates following the terms of the lease agreements between the TRS and the REIT entities. As of December 31, 2014, the Company is in the process of reviewing these agreements and we may modify certain provisions in order to clarify existing terms. Any modification to the timing or extent of lease payments between our REIT entities and the TRS would result in a change to our taxable income, although our pre-tax income would remain unchanged due to the fact that our REIT entities and the TRS are consolidated and transactions between consolidated entities are eliminated.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2014, we do not have any off-balance sheet arrangements. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, special purpose or variable interest entities established to facilitate off-balance sheet arrangements. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intend to provide additional funding to any such entities.

CONTRACTUAL OBLIGATIONS

As of December 31, 2014, we had the following material contractual obligations (dollars in thousands):

Contractual obligation	2015	2016	2017	2018	2019	Thereafter
Mortgage notes payable (A)	$17,046	$42,302	$204,128	$206,774	$140,657	$647,663

(A) These amounts include only scheduled principal repayments. See Note 8 to the Consolidated Financial Statements, included in Part II, Item 8 of this Annual Report on Form 10-K, for further information about interest rates.

In addition to mortgage notes payable, we are a party to the Management Agreement with the Manager and property management agreements with Property Managers. However, at this time, the amount of this obligation is not estimable. We also committed to making available $6.5 million immediately for capital improvements and other repairs in the properties under certain lease agreements and also agreed to make available an additional $9.0 million at certain intervals during the lease period, under the same lease agreements, to be used for further capital improvements. Upon funding the capital improvements, we will be entitled to rent increases. No capital improvements or other repairs have been funded as of December 31, 2014. Finally, we have two ground leases with initial terms of 74 and 82 years. The ground leases require equal annual rent payments that together amount to $0.4 million over the life of the leases. We do not have any supplier contracts or other material commitments at this time.

INFLATION

Our triple net leases provide for either fixed increases in base rents and/or indexed escalators, based on the CPI. In our Managed Properties segment, resident agreements are generally month to month agreements affording us the opportunity to increase prices subject to market and other conditions. We believe that inflationary increases in costs and expenses will be offset, at least in part, by contractual rent and resident fee increases.

NON-GAAP FINANCIAL MEASURES

We believe that net income, as defined by GAAP, is the most appropriate earnings measurement. However, we consider certain non-GAAP financial measures to be useful supplemental measures of our operating performance. A non-GAAP financial measure is a measure of historical or future financial performance, financial position or cash flows that excludes or includes amounts that are not excluded from or included in the most comparable GAAP measure. The following describes the non-GAAP financial measures based on which management evaluates our operating performance and that we consider most useful to investors, and sets forth reconciliations of these measures to the most directly comparable GAAP financial measures.

The non-GAAP financial measures we present in this Form 10-K may not be identical to those presented by other real estate companies due to the fact that not all real estate companies use the same definitions. You should not consider these measures as alternatives to net income (determined in accordance with GAAP) as indicators of our financial performance or as alternatives to cash flow from operating activities (determined in accordance with GAAP) as measures of our liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs. In order to facilitate a clear understanding of our consolidated historical operating results, you should examine these measures in conjunction with net income as presented in our Consolidated Financial Statements and other financial data included elsewhere in this Form 10-K.

We have a limited operating history and we acquired our first portfolio of senior housing properties on July 18, 2012. Since real estate investments have been remeasured to fair value as of the date of acquisition, the carrying amount of these assets on our consolidated balance sheets, as well as the related depreciation expense, in the Successor periods increased significantly which, accordingly, cannot be meaningfully compared to depreciation expense for the Predecessor periods as it is based on a lower historical cost basis. In addition, because we typically refinance the mortgages associated with the senior housing properties that we acquire, interest expense for the Successor and Predecessor periods is not directly comparable. Also, during the successor period, but prior to our spin-off from Newcastle, our Parent was party to a management agreement with FIG LLC, a subsidiary of Fortress, and we were allocated a portion of the management fee. Since the spin-off, we have been party to the Management Agreement with FIG LLC, for which we pay a management fee. We were not party to any management agreement during the Predecessor periods. As such, we believe the non-GAAP financial measures for the Predecessor periods are not meaningful to investors, analysts and our management to assess the financial performance of the Company and have not been presented herein.

Funds From Operations and Normalized Funds From Operations

Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. However, since real estate values historically have risen or fallen with market conditions, many industry investors deem presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. To overcome this problem, we consider Funds From Operations ("FFO") and Normalized FFO to be appropriate measures of operating performance of an equity REIT. In particular, we believe that Normalized FFO is useful because it allows investors, analysts and our management to compare our operating performance to the operating performance of other real estate companies and between periods on a consistent basis without having to account for differences caused by period specific items and events such as transaction costs.

We use the National Association of Real Estate Investment Trusts ("NAREIT") definition of FFO. NAREIT defines FFO as net income (computed in accordance with GAAP) excluding gains (losses) from sales of depreciable real estate assets, impairment charges of depreciable real estate, plus real estate depreciation and amortization, and after adjustments for unconsolidated entities and joint ventures to reflect FFO on the same basis. We define Normalized FFO as FFO excluding the following income and expense items (which may be recurring in nature): (a) acquisition, transaction and integration related costs and expenses; (b) the write off of unamortized deferred financing fees, or additional costs, make whole payments, penalties or premiums incurred as the result of early repayment of debt; and (c) changes in the fair value of contingent consideration and financial instruments.

The following table sets forth a reconciliation of net loss to FFO and Normalized FFO for the year ended December 31, 2014, the year ended December 31, 2013 and the period from July 18 to December 31, 2012:

(dollars in thousands)	Successor
	Year Ended December 31, 2014	Year Ended December 31, 2013	July 18 2012 to December 31, 2012
Net income (loss)	$(46,403)	$(30,046)	$(9,487)
Depreciation and amortization	103,279	26,933	5,784
FFO	56,876	(3,113)	(3,703)
Acquisition, transaction and integration expense	14,295	13,294	6,037
Change in fair value of contingent consideration (A)	(1,500)	—	—
Normalized FFO	$69,671	$10,181	$2,334

(A)	Included in other (income) expense in the Consolidated Statements of Operations.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization

We consider Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) as an important supplemental measure to net income because it provides additional information with which to evaluate our operating performance on an unleveraged basis. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, excluding acquisition, transaction and integration expense, gains (losses) on sales of real estate, impairment charges and changes in fair value of contingent consideration and financial instruments. Adjusted EBITDA does not represent, and should not be considered as an alternative to, net income as determined in accordance with GAAP.

The following table sets forth a reconciliation of net loss to Adjusted EBITDA for the year ended December 31, 2014, the year ended December 31, 2013, and the period from July 18, 2012 to December 31, 2012:

(dollars in thousands)	Successor
	Year Ended December 31, 2014	Year Ended December 31, 2013	July 18 to December 31, 2012
Net loss	$(46,403)	$(30,046)	$(9,487)
Interest expense	57,026	10,589	1,767
Income tax expense	160	656	150
Depreciation and amortization	103,279	26,933	5,784
Acquisition, transaction and integration expense	14,295	13,294	6,037
Change in fair value of contingent consideration (A)	(1,500)	—	—
Adjusted EBITDA	$126,857	$21,426	$4,251

(A)	Included in other (income) expense in the Consolidated Statements of Operations.

APPLICATION OF CRITICAL ACCOUNTING POLICIES
Management’s discussion and analysis of financial condition and results of operations is based upon our historical financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Actual results could differ from these estimates. Management believes that the estimates and assumptions utilized in the preparation of the Consolidated Financial Statements are prudent and reasonable. Actual results historically have been in line with management’s estimates and judgments used in applying each of the accounting policies described below, as modified periodically to reflect current market conditions.

A summary of our significant accounting policies is presented in Note 2 to our Consolidated Financial Statements. The following is a summary of our accounting policies that are most effected by judgments, estimates and assumptions.

Revenue Recognition

Resident Fees and Services - Resident fees and services include monthly rental revenue, care income and ancillary income recognized from the Managed Properties segment. Resident fees and services are recognized monthly as services are provided. Lease agreements with residents are cancelable by the resident with 30 days’ notice. Ancillary income primarily relates to non-refundable community fees. Non-refundable community fees are recognized on a straight-line basis over the average length of stay of residents, which we estimate to be approximately 24 months for AL/MC properties and approximately 33 months for IL-only properties.

Rental revenue - Rental revenue from the Triple Net Lease Properties segment is recognized on a straight-line basis over the applicable term of the lease when collectability is reasonably assured. Recognizing rental revenue on a straight-line basis typically results in recognizing revenue in excess of cash amounts contractually due from the Company’s tenants during the first half of the lease term, creating a straight-line rent receivable that is included in receivables and other assets, net.

Acquisition Accounting

The Company has determined that all of its acquisitions should be accounted for under the acquisition method. The accounting for acquisitions requires the identification and measurement of all acquired tangible and intangibles assets and assumed liabilities at their respective fair values as of the respective transaction dates. Recognized intangible assets primarily include the fair value of in-place resident leases and above/below market lease intangibles. In measuring the fair value of net tangible and identified intangible assets acquired and liabilities assumed, management uses information obtained as a result of pre-acquisition due diligence, marketing, leasing activities and independent appraisals. In the case of real property, the fair value of the tangible assets acquired is determined by valuing the property as if it were vacant.

We estimate the fair value of in-place leases as (i) the present value of the estimated rental revenue that would have been forgone, offset by variable costs that would have otherwise been incurred during a reasonable lease-up period, as if the acquired units were vacant and (ii) the estimated absorption costs, such as additional marketing costs that would have been incurred during the lease-up period. The acquisition fair value of the in-place lease intangibles is amortized over the average length of stay of the residents at the senior housing properties on a straight-line basis, which is estimated to be 24 months for AL/MC and CCRC properties and 33 months for IL-only properties.

We estimate the fair value of above/below market lease intangibles as the difference between contract rent and market rent over the remaining lease term for each leased property, on a discounted basis. Above/below market lease intangibles also include ground lease intangibles that are amortized over the contractual lives of the leases.

Other intangibles recognized upon acquisition include intangible assets such as non-compete intangibles. Non-compete intangibles reflect the fair value of non-compete agreements at acquisition. We estimate the fair value of non-compete intangibles as the sum of (i) the present value of the consulting services during the non-compete period and (ii) the difference between (a) the present value of the net operating income with the non-compete agreements in place and (b) the present value of the net operating income, as if the non-compete agreements were not in place. The acquisition fair value of the non-compete intangibles is amortized over the non-compete period on a straight-line basis.

Contingent consideration, if any, is measured at fair value on the date of acquisition. In subsequent reporting periods, the fair value of the contingent consideration is remeasured at each reporting date, with any change recorded in other income and expense in the Consolidated Statements of Operations.

Acquisition and transaction expense includes costs related to completed and potential acquisitions and transactions and include advisory, legal, accounting, valuation and other professional or consulting fees. Integration expense includes costs directly related to the integration of acquired businesses such as lender mandated repairs, licensing, rebranding and training incurred in connection with the acquisition.

Acquisition, transaction and integration costs are expensed as incurred. Integration costs of $0.7 million for the year ended December 31, 2013 have been reclassified from Property operating expense to Acquisition, transaction and integration expense to conform to the 2014 presentation.

Provision for Uncollectible Receivables

We assess the collectibility of our rent receivables on an ongoing basis. We base our assessment on several factors, including, resident payment history, the financial strength of the resident and any guarantors, the value of the underlying collateral, if any, and current economic conditions. If our evaluation of these factors indicates it is probable that the Company will not be able to recover the full value of the receivable, we provide a specific reserve against the portion of the receivable that we estimate may not be recovered.

Impairment of Long Lived Assets

We periodically evaluate long-lived assets, including definite lived intangible assets, primarily consisting of our real estate investments, for impairment indicators. If indicators of impairment are present, we evaluate the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying operations. In performing this evaluation, market conditions and our current intentions with respect to holding or disposing of the asset are considered. We adjust the net book value of leased properties and other long-lived assets to fair value if the sum of the expected future undiscounted cash flows, including sales proceeds, is less than book value. An impairment loss is recognized at the time any such determination is made.

For further information on significant accounting policies, refer to Note 2 to the Consolidated Financial Statements, included in Item 8.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  ASU 2014-08 raises the threshold for disposals to qualify as discontinued operations. A discontinued operation is defined as: (1) a component of an entity or group of components that has been disposed of or classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results; or (2) an acquired business that is classified as held for sale on the acquisition date. ASU 2014-08 also requires additional disclosures regarding discontinued operations, as well as material disposals that do not meet the definition of discontinued operations. This update is effective for New Senior in the first quarter of 2015. New Senior does not expect the adoption of this guidance to have a material impact on its Consolidated Financial Statements until it disposes of its assets in future periods.

In May 2014, the FASB and the International Accounting Standards Board ("IASB") issued ASU 2014-09 Revenues from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The ASU is effective for the Company in the first quarter of 2017. Early application is not permitted. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance in the ASU. The Company is currently evaluating the new guidance to determine the impact it may have on its Consolidated Financial Statements.

In November 2014, the Emerging Issues Task Force (EITF) and FASB issued ASU 2014-17 Pushdown Accounting. The guidance will allow but not require an acquired entity to apply pushdown accounting upon acquisition by a new parent. It will give acquired entities that are businesses or nonprofit activities the option to apply pushdown accounting in their separate financial statements when an acquirer obtains control of them. The guidance represents a significant change from current practice which requires registrants to apply pushdown accounting when they become substantially wholly owned and prohibits pushdown accounting at ownership levels of less than 80%. The guidance is effective immediately from November 18, 2014. The election to apply pushdown accounting can be made either in the period in which the change of control occurred, or in a subsequent period. If the election is made in a subsequent period, it would be considered a change in accounting principle and treated in accordance with Topic 250, Accounting Changes and Error Corrections. This ASU is applicable to the Company as it is considered a variable interest entity ("VIE") due to the terms of the Management Agreement with the Manager, and the Manager has been deemed the primary beneficiary. As the Manager is a wholly owned subsidiary of Fortress, Fortress is consolidating New Senior as of November 7, 2014, and we have elected not to apply push down accounting

In February 2015, the FASB issued ASU 2015-02 which amends the consolidation guidance in ASC 810. The standard eliminates the deferral of FAS 167, per ASC 810-10-65-2(a), that has allowed certain investment funds to follow the previous consolidation guidance in FIN 46 (R). The standard changes whether (1) fees paid to a decision maker or service provider represent a variable interest, (2) a limited partnership or similar entity has the characteristics of a VIE and (3) a reporting entity is the primary beneficiary of a VIE. The effective date of the standard will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 for public companies, and early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact, if any, it may have on its Consolidated Financial Statements.

The FASB has recently issued or discussed a number of proposed standards on such topics as financial statement presentation, leases, financial instruments and hedging. Some of the proposed changes are significant and could have a material impact on the Company's Consolidated Financial Statements. The Company has not yet fully evaluated the potential impact of all these proposals, but will make such an evaluation as the standards are finalized.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates on borrowings under our mortgage loans that are floating rate obligations. These market risks result primarily from changes in LIBOR or prime rates. We continuously monitor our level of floating rate debt with respect to total debt and other factors, including our assessment of current and future economic conditions.

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

At December 31, 2014 we had $393.4 million of floating rate debt, representing approximately 31.3% of our total indebtedness, with a weighted average rate of 4.0%. A 100 basis point change in interest rates, excluding the impact of the 1% LIBOR floor that our floating rate debt is subject to, would change annual interest expense by $3.9 million on an annualized basis.

Credit Risk

We derive a portion of our revenue from long-term triple net leases in which the minimum rental payments are fixed with scheduled periodic increases. We also earn revenue from senior housing properties operated pursuant to property management agreements. For these properties, rental rates may fluctuate due to lease rollovers and renewals and economic or market conditions.

The Master Tenants account for a significant portion of our total revenues and net operating income, and such concentration creates credit risk. We could be adversely affected if the Master Tenants become unable or unwilling to satisfy their obligations to us. There is no assurance that the Master Tenants or the related guarantors will have sufficient assets, income and access to financing to enable them to satisfy their obligations to us.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Index to Consolidated (Successor) and Combined (Predecessor) Financial Statements:

Report of Independent Registered Public Accounting Firm	59

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	60

Consolidated Balance Sheets as of December 31, 2014 and 2013	61

Consolidated (Successor) and Combined (Predecessor) Statements of Operations for the years ended December 31, 2014, December 31, 2013, for the period from July 18, 2012 to December 31, 2012 (Successor) and for the period from January 1, 2012 to July 17, 2012 (Predecessor)	62

Consolidated (Successor) and Combined (Predecessor) Statements of Equity (Deficit) for the years ended December 31, 2014, December 31, 2013, for the period from July 18, 2012 to December 31, 2012 (Successor) and for the period from January 1, 2012 to July 17, 2012 (Predecessor)	63

Consolidated (Successor) and Combined (Predecessor) Statements of Cash Flows for the years ended December 31, 2014, December 31, 2013, for the period from July 18, 2012 to December 31, 2012 (Successor) and for the period from January 1, 2012 to July 17, 2012 (Predecessor)	64

Notes to Consolidated (Successor) and Combined (Predecessor) Financial Statements	66

Consolidated (Successor) Financial Statement Schedule

Schedule III - Real Estate and Accumulated Depreciation	88

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
New Senior Investment Group Inc.
We have audited the accompanying consolidated balance sheets of New Senior Investment Group Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated (Successor) and combined (Predecessor) statements of operations, changes in equity (deficit) and cash flows for each of the two years in the period ended December 31, 2014 and for the period from July 18, 2012 to December 31, 2012 (Successor), and the period from January 1, 2012 to July 17, 2012 (Predecessor). Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Senior Investment Group Inc. and Subsidiaries at December 31, 2014 and 2013, and the consolidated (Successor) and combined (Predecessor) results of their operations and their cash flows for each of the two years in the period ended December 31, 2014 and for the period from July 18, 2012 to December 31, 2012 (Successor), and the period from January 1, 2012 to July 17, 2012 (Predecessor), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), New Senior Investment Group Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 26, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
New Senior Investment Group Inc.

We have audited New Senior Investment Group Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework), (the COSO criteria). New Senior Investment Group Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, New Senior Investment Group Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of New Senior Investment Group Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated (Successor) and combined (Predecessor) statements of operations, changes in equity (deficit) and cash flows for each of the two years in the period ended December 31, 2014 and for the period from July 18, 2012 to December 31, 2012 (Successor), and the period from January 1, 2012 to July 17, 2012 (Predecessor) of New Senior Investment Group Inc. and Subsidiaries and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 26, 2015

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	December 31,
Assets	2014	2013
Real estate investments:
Land	$138,799	$102,064
Buildings, improvements and other	1,500,130	1,271,364
Accumulated depreciation	(56,988)	(10,526)
Net real estate property	1,581,941	1,362,902
Acquired lease and other intangible assets	178,615	123,063
Accumulated amortization	(79,021)	(22,174)
Net real estate intangibles	99,594	100,889
Net real estate investments	1,681,535	1,463,791

Cash and cash equivalents	226,377	30,393
Receivables and other assets, net	58,247	13,432
Deferred financing costs, net	36,206	41,979
Total Assets	$2,002,365	$1,549,595

Liabilities and Equity
Liabilities
Mortgage notes payable	$1,259,430	$1,077,172
Due to affiliates	6,882	5,894
Accrued expenses and other liabilities	72,241	58,694
Dividends payable	15,276	—
Total Liabilities	1,353,829	1,141,760

Commitments and contingencies (note 15)

Equity
Preferred stock $0.01 par value, 100,000,000 shares authorized and none outstanding as of December 31, 2014	—	—
Common stock $0.01 par value, 2,000,000,000 shares authorized, 66,415,415 shares issued and outstanding as of December 31, 2014	664	—
Additional paid-in capital	672,587	407,835
Accumulated deficit	(24,715)	—
Total Equity	648,536	407,835

Total Liabilities and Equity	$2,002,365	$1,549,595

See notes to Consolidated Financial Statements.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED (SUCCESSOR) AND COMBINED (PREDECESSOR) STATEMENTS OF OPERATIONS
(dollars in thousands, except share data)

	Successor			Predecessor
	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013	For the period from July 18, 2012 to December 31, 2012	For the period from January 1, 2012 to July 17, 2012
Revenues
Resident fees and services	$156,993	$83,218	$18,000	$19,680
Rental revenue	97,992	1,918	—	—
Total revenues	254,985	85,136	18,000	19,680

Expenses
Property operating expense	112,242	59,726	13,011	13,778
Depreciation and amortization	103,279	26,933	5,784	1,203
Interest expense	57,026	10,589	1,767	2,534
Acquisition, transaction and integration expense	14,295	13,294	6,037	—
Management fee to affiliate	8,470	1,796	464	—
General and administrative expense	7,416	2,188	274	20
Other (income) expense	(1,500)	—	—	—
Total expenses	301,228	114,526	27,337	17,535

Income (Loss) Before Income Taxes	(46,243)	(29,390)	(9,337)	2,145
Income tax expense	160	656	150	—
Net Income (Loss)	$(46,403)	$(30,046)	$(9,487)	$2,145

Income (Loss) Per Share of Common Stock
Basic and diluted	$(0.70)	$(0.45)	$(0.14)	$0.03

Weighted Average Number of Shares of Common Stock Outstanding
Basic and diluted	66,400,914	66,399,857	66,399,857	66,399,857

See notes to Consolidated Financial Statements.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED (SUCCESSOR) AND COMBINED (PREDECESSOR) STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(dollars in thousands, except share data)

	Common Stock
	Shares	Amount	Accumulated Deficit	Additional Paid In Capital	Total Equity
Predecessor: Equity (Deficit) - December 31, 2011	—	$—	$—	$(27,185)	$(27,185)
Capital contributions	—	—	—	91	91
Capital distributions	—	—	—	(1,988)	(1,988)
Net income (loss)	—	—	—	2,145	2,145
Predecessor: Equity - July 17, 2012	—	$—	$—	$(26,937)	$(26,937)

Successor: Equity - July 18, 2012	—	$—	$—	$54,900	$54,900
Capital contributions	—	—	—	27,704	27,704
Capital distributions	—	—	—	(3,413)	(3,413)
Net income (loss)	—	—	—	(9,487)	(9,487)
Equity - December 31, 2012	—	$—	$—	$69,704	$69,704
Capital contributions	—	—	—	397,015	397,015
Capital distributions	—	—	—	(28,838)	(28,838)
Net income (loss)	—	—	—	(30,046)	(30,046)
Equity - December 31, 2013	—	$—	$—	$407,835	$407,835
Capital contributions	—	—	—	461,218	461,218
Capital distributions	—	—	—	(158,980)	(158,980)
Net income (loss)	—	—	—	(36,964)	(36,964)
Effect of New Senior spin-off	66,399,857	664	—	(664)	—
Equity - November 7, 2014	66,399,857	$664	$—	$672,445	$673,109
Exercise of stock options	14,188	—	—	119	119
Director's shares issued	1,370	—	—	23	23
Dividends declared	—	—	(15,276)	—	(15,276)
Net income (loss)	—	—	(9,439)	—	(9,439)
Equity - December 31, 2014	66,415,415	$664	$(24,715)	$672,587	$648,536

See notes to Consolidated Financial Statements.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED (SUCCESSOR) AND COMBINED (PREDECESSOR) STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Successor			Predecessor
	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013	For the Period from July 18, 2012 to December 31, 2012	For the Period from January 1, 2012 to July 17, 2012
Cash Flows From Operating Activities
Net income (loss)	$(46,403)	$(30,046)	$(9,487)	$2,145
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	103,398	26,933	5,784	1,203
Amortization of deferred financing fees	8,331	896	136	92
Amortization of deferred community fees	(1,420)	(404)	(53)	(282)
Amortization of premium on mortgage notes payable	850	344	—	—
Non-cash straight line rent	(25,932)	(522)	—	—
Change in fair value of contingent consideration	(1,500)	—	—	—
Changes in:
Receivables and other assets, net	(5,131)	(8,773)	(2,039)	(64)
Due to affiliates	989	4,011	1,520	(8)
Accrued expenses and other liabilities	13,429	50,093	2,653	(10)
Net cash provided by (used in) operating activities	$46,611	$42,532	$(1,486)	$3,076
Cash Flows From Investing Activities
Acquisition of real estate investments	$(314,935)	$(1,249,167)	$(44,114)	$—
Capital expenditures	(8,538)	(3,502)	(297)	(251)
Funds reserved for future capital expenditures	(3,530)	—	—	—
Deposits paid for investments	(4,855)	(505)	—	—
Net cash provided by (used in) investing activities	$(331,858)	$(1,253,174)	$(44,411)	$(251)
Cash Flows From Financing Activities
Proceeds from mortgage notes payable	$195,144	$904,509	$32,125	$—
Principal payments of mortgage notes payable	(13,736)	(746)	—	(1,058)
Payment of deferred financing costs	(2,557)	(40,625)	(555)	—
Purchase of derivative instruments	—	—	(244)	—
Contributions	461,218	397,015	27,704	91
Distributions	(158,980)	(28,838)	(3,413)	(1,988)
Issuance of common stock and exercise of options	142	—	—	—
Net cash provided by (used in) financing activities	$481,231	$1,231,315	$55,617	$(2,955)
Net Increase (Decrease) in Cash and Cash Equivalents	195,984	20,673	9,720	(130)
Cash and Cash Equivalents, Beginning of Period	30,393	9,720	—	1,057
Cash and Cash Equivalents, End of Period	$226,377	$30,393	$9,720	$927

Continued on next page

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED (SUCCESSOR) AND COMBINED (PREDECESSOR) STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Successor			Predecessor
	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013	For the Period from July 18, 2012 to December 31, 2012	For the Period from January 1, 2012 to July 17, 2012
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$45,026	$9,252	$1,338	$2,569
Cash paid during the period for income taxes	1,357	899	—	—
Supplemental Schedule of Non-Cash Investing and Financing Activities
Common stock dividend declared but not paid	15,276	—	—	—
Recognized contingent consideration at fair value	50	1,500	—	—
Assumption of mortgage notes payable at fair value	—	43,128	—	—
Issuance of seller financing for acquisition at fair value	—	9,407	—	—
Contributions of net assets by Newcastle	—	—	54,900	—
Issuance of common stock and exercise of options	$23	$—	$—	$—

See notes to Consolidated Financial Statements.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED (SUCCESSOR) AND COMBINED (PREDECESSOR) FINANCIAL STATEMENTS
December 31, 2014, 2013, 2012
(dollars in thousands, except share data)

1.    ORGANIZATION
New Senior Investment Group Inc. (“New Senior” or “the Company”) invests in a diversified portfolio of senior housing properties across 27 states in the United States. The Company was formed as Newcastle Senior Living Holdings LLC, a Delaware limited liability company, in 2012 and converted to a Delaware corporation on May 30, 2014 and changed its name to New Senior Investment Group Inc. on June 16, 2014.

On November 6, 2014, the spin-off of New Senior was completed with the distribution of all of the outstanding shares of New Senior to the holders of Newcastle Investment Corp. (“Newcastle”) common stock. Newcastle was the sole stockholder of the Company until the spin-off. Following the spin-off, New Senior is a separate publicly traded Real Estate Investment Trust (“REIT”) primarily focused on investing in senior housing properties and listed on the New York Stock Exchange (“NYSE”) under the symbol “SNR.” The Company is headquartered in New York, New York.

New Senior has been operating so as to qualify as a REIT for U.S. federal income tax purposes for the tax year ending December 31, 2014. As such, New Senior will generally not be subject to U.S. federal corporate income tax on that portion of its net income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements.

The Company has invested in 100 senior housing properties as of December 31, 2014 and operates in two reportable segments: (1) Managed Properties and (2) Triple Net Lease Properties.

Managed Properties – The Company has engaged property managers to manage 43 of its properties on a day-to-day basis under the Managed Properties segment. These properties consist of four dedicated independent living facilities (“IL-only”) and 39 properties with a combination of assisted living/memory care (“AL/MC”) facilities. The Company’s Managed Properties are managed by Holiday Acquisition Holdings LLC (“Holiday”), a portfolio company that is majority owned by private equity funds managed by an affiliate of FIG LLC (the “Manager”), a subsidiary of Fortress Investment Group LLC (“Fortress”), FHC Property Management LLC (together with its subsidiaries, “Blue Harbor”), an affiliate of the Manager, or Jerry Erwin Associates, Inc. (“JEA”), collectively, the “Property Managers,” under property management agreements (the “Property Management Agreements”). Under the Property Management Agreements, the Property Managers are responsible for the day-to-day operations of the Company’s senior housing properties and are entitled to a management fee in accordance with the terms of the Property Management Agreements.

The Company has entered into long-term property management agreements for its managed properties with Blue Harbor, Holiday and JEA. Blue Harbor and Holiday’s property management agreements have initial ten-year terms, with successive, automatic one-year renewal periods. JEA’s property management agreement has an initial five-year term, with successive, automatic one-year renewal periods. Under these agreements, the Company pays monthly property management fees. For AL/MC properties managed by Blue Harbor and Holiday, the Company pays management fees equal to 6% of effective gross income for the first two years and 7% thereafter. For IL-only properties managed by Blue Harbor and Holiday, the Company pays management fees equal to 5% of effective gross income. The Company pays management fees equal to 5% of gross revenues for the property managed by JEA.

Triple Net Lease Properties – As of December 31, 2014, the Company has also invested in 57 properties (the “Holiday Portfolios” and the LCS Portfolio, as defined in Note 3) subject to triple net lease arrangements under the Triple Net Lease Properties segment. These properties consist of 52 IL-only properties, four Continuing Care Retirement Communities (“CCRC”) properties and one AL/MC property. In a triple net lease arrangement, the Company purchases property and leases it back to the seller or to a third party, and the lessee agrees to operate and maintain the property at its own expense, including repairs, maintenance, capital expenditures, utilities, taxes, insurance and the payroll expense of property-level employees. The Company’s triple net lease agreements have initial terms of approximately 15 or 17 years and include renewal options and periodic rent increases ranging from 2.5% to 4.5% in future years.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation

The accompanying Consolidated (Successor) and Combined (Predecessor) Financial Statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP’’). The Consolidated Financial Statements include the accounts of New Senior and its consolidated subsidiaries. All significant intercompany transactions and balances have been eliminated. New Senior consolidates those entities in which it has control over significant operating, financial and investing decisions of the entity. At

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED (SUCCESSOR) AND COMBINED (PREDECESSOR) FINANCIAL STATEMENTS
December 31, 2014, 2013, 2012
(dollars in thousands, except share data)

December 31, 2014 and December 31, 2013, the Company did not have any investments in Variable Interest Entities (“VIEs”). VIEs are defined as entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

On July 18, 2012 (the “Initial Acquisition Date” and “Commencement of Operations”), New Senior completed the initial acquisition of a portfolio of senior housing properties (the “BPM Portfolio”). The acquisition was accounted for as a business combination using the acquisition method of accounting. As a result, the Consolidated Financial Statements reflect a new basis of accounting for periods subsequent to the Initial Acquisition Date, and the financial information is referred to as “Successor” information. Successor information includes the results of the BPM portfolio and all subsequent acquisitions.

Financial information through, but not including, the Initial Acquisition Date (i.e., financial information on or before July 17, 2012) is referred to as “Predecessor” company information, which has been prepared using the prior owner historical cost basis of accounting. Information in the Combined Financial Statements for the Predecessor period reflects a different ownership and capital structure and does not include the effects of acquisition accounting prior to the Initial Acquisition Date. As a result of the application of acquisition accounting on the Initial Acquisition Date, the Consolidated Financial Statements for the Successor periods are presented on a different basis of accounting when compared to the Predecessor period and, therefore, are not comparable. Black lines have been drawn to separate the Successor’s financial information from that of the Predecessor.

During the Predecessor period, the BPM Portfolio comprised stand-alone businesses under common management and control. Therefore, Combined Financial Statements are presented for the Predecessor period. These Combined Financial Statements have been derived using the historical basis of such properties’ assets and liabilities.

During a portion of the Successor period, the Company was not operated as a stand-alone business from Newcastle. Information in the Consolidated Financial Statements for Successor periods prior to November 7, 2014 have been prepared on a stand-alone basis from the Consolidated Financial Statements and accounting records of Newcastle. Information in the Consolidated Financial Statements for periods prior to November 7, 2014 does not necessarily reflect what New Senior’s consolidated results of operations, financial position and cash flows would have been had New Senior operated as an independent company prior to the spin-off. Management believes the assumptions and methods of allocation used in the accompanying Consolidated Financial Statements are reasonable.

Information in the Consolidated Financial Statements for the period from November 7, 2014 through December 31, 2014 and as of December 31, 2014 reflect the revenues, expenses, cash flows and financial position of the Company as a stand-alone company.
The Consolidated (Successor) and Combined (Predecessor) Financial Statements reflect all revenues, expenses and cash flows directly attributable to the Company. Certain expenses of Newcastle, comprised primarily of a portion of its management fee, acquisition and transaction costs and general and administrative costs, have been allocated to New Senior to the extent they were directly associated with the Company for Successor periods prior to the spin-off. The portion of the management fee allocated to New Senior prior to the spin-off represents the product of the management fee rate payable by Newcastle, 1.50% and New Senior’s gross equity, which management believes is a reasonable method for quantifying the cost of the services provided by the employees of the Manager to the Company. New Senior and Newcastle have not shared any costs subsequent to the spin-off. See Note 10 for details related to management agreement terms.

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

Use of Estimates

Management is required to make estimates and assumptions when preparing financial statements in conformity with GAAP. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the accompanying Consolidated Financial Statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from management’s estimates.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED (SUCCESSOR) AND COMBINED (PREDECESSOR) FINANCIAL STATEMENTS
December 31, 2014, 2013, 2012
(dollars in thousands, except share data)

Revenue Recognition

Resident Fees and Services - Resident fees and services include monthly rental revenue, care income and ancillary income recognized from the Managed Properties segment. Resident fees and services are recognized monthly as services are provided. Lease agreements with residents are cancelable by the resident with 30 days’ notice. Ancillary income primarily relates to non-refundable community fees. Non-refundable community fees are recognized on a straight-line basis over the average length of stay of residents, which management estimates to be approximately 24 months for AL/MC properties and approximately 33 months for IL-only properties.

Rental Revenue - Rental revenue from the Triple Net Lease Properties segment is recognized on a straight-line basis over the applicable term of the lease when collectability is reasonably assured. Recognizing rental revenue on a straight-line basis typically results in recognizing revenue in excess of cash amounts contractually due from the Company’s tenants during the first half of the lease term, creating a straight-line rent receivable that is included in other assets. As of December 31, 2014 and December 31, 2013, straight-line rent receivables were $26,454 and $522, respectively.

Acquisition Accounting

The Company has determined that all of its acquisitions should be accounted for under the acquisition method. The accounting for acquisitions requires the identification and measurement of all acquired tangible and intangibles assets and assumed liabilities at their respective fair values as of the respective transaction dates. Recognized intangible assets primarily include the fair value of in-place resident leases and above/below market lease intangibles. In measuring the fair value of net tangible and identified intangible assets acquired and liabilities assumed, management uses information obtained as a result of pre-acquisition due diligence, marketing, leasing activities and independent appraisals. In the case of real property, the fair value of the tangible assets acquired is determined by valuing the property as if it were vacant.

The Company estimates the fair value of in-place leases as (i) the present value of the estimated rental revenue that would have been forgone, offset by variable costs that would have otherwise been incurred during a reasonable lease-up period, as if the acquired units were vacant and (ii) the estimated absorption costs, such as additional marketing costs that would have been incurred during the lease-up period. The acquisition fair value of the in-place lease intangibles is amortized over the average length of stay of the residents at the senior housing properties on a straight-line basis, which is estimated to be 24 months for AL/MC and CCRC properties and 33 months for IL-only properties.

The Company estimates the fair value of above/below market lease intangibles as the difference between contract rent and market rent over the remaining lease term for each leased property, on a discounted basis. Above/below market lease intangibles also include ground lease intangibles that are amortized over the contractual lives of the leases.

Other intangibles recognized upon acquisition include intangible assets such as non-compete intangibles. Non-compete intangibles reflect the fair value of non-compete agreements at acquisition. The Company estimates the fair value of non-compete intangibles as the sum of (i) the present value of the consulting services during the non-compete period and (ii) the difference between (a) the present value of the net operating income with the non-compete agreements in place and (b) the present value of the net operating income, as if the non-compete agreements were not in place. The acquisition fair value of the non-compete intangibles is amortized over the non-compete period on a straight-line basis.

Contingent consideration, if any, is measured at fair value on the date of acquisition. The fair value of the contingent consideration is remeasured at each reporting date with any change recorded in other (income) and expense in the Consolidated Statements of Operations.

Acquisition and transaction expense includes costs related to completed and potential acquisitions and transactions and include advisory, legal, accounting, valuation and other professional or consulting fees. Integration expense includes costs directly related to the integration of acquired businesses such as lender mandated repairs, licensing, rebranding and training incurred in connection with the acquisition.

Acquisition, transaction and integration costs are expensed as incurred. Integration costs of $726 for the year ended December 31, 2013 have been reclassified from property operating expense to acquisition, transaction and integration expense to conform to the 2014 presentation.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED (SUCCESSOR) AND COMBINED (PREDECESSOR) FINANCIAL STATEMENTS
December 31, 2014, 2013, 2012
(dollars in thousands, except share data)

Real Estate Investments

Real estate investments are recorded at cost less accumulated depreciation or accumulated amortization.

Depreciation is calculated on a straight-line basis using estimated remaining useful lives not to exceed 40 years for buildings, 3 to 10 years for building improvements and 3 to 5 years for other fixed assets.

Amortization is calculated on a straight-line basis using estimated useful lives of 24 to 33 months and 5 to 13 years for in-place lease intangibles and other intangibles, respectively. Above/below market lease intangibles are generally amortized over a period of 15 to 17 years except for ground lease intangibles which are amortized over a period of 74 to 82 years.

Impairment of Long Lived Assets

The Company periodically evaluates long-lived assets, including definite lived intangible assets, primarily consisting of the Company’s real estate investments, for impairment indicators. If indicators of impairment are present, the Company evaluates the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying operations. In performing this evaluation, market conditions and the Company’s current intentions with respect to holding or disposing of the asset are considered. The Company adjusts the net book value of leased properties and other long-lived assets to fair value if the sum of the expected future undiscounted cash flows, including sales proceeds, is less than book value. An impairment loss is recognized at the time any such determination is made.

The Company did not record any impairment charges related to its real estate assets and related intangibles during any of the reporting periods presented.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and all highly liquid short term investments with maturities of 90 days or less, when purchased.

Deferred Financing Costs

The Company amortizes deferred financing costs as a component of interest expense over the terms of the related borrowings using a method that approximates the effective interest rate method.

Receivables and Other Assets

Receivables and other assets consist primarily of escrows held by lenders, net resident receivables, prepaid expenses and straight-line rent receivables. The Company assesses the collectibility of rent receivables on an ongoing basis, based on an assessment of several factors, including, resident payment history, the financial strength of the resident and any guarantors, the value of the underlying collateral, if any, and current economic conditions. If the evaluation of these factors indicates it is probable that the Company will not be able to recover the full value of the receivable, the Company provides a specific reserve against the portion of the receivable that the Company estimates may not be recovered.

Deferred Revenue

Deferred revenue primarily includes non-refundable community fees received by the Company when residents move in. Deferred revenue amounts are amortized into income on a straight-line basis over the average length of stay of the residents, and are included within accrued expenses and liabilities on the Consolidated Balance Sheets.

Income Taxes

New Senior has been operating so as to qualify as a REIT under the requirements of the Internal Revenue Code of 1986, as amended (“Code”). Requirements for qualification as a REIT include various restrictions on ownership of stock, requirements concerning distribution of taxable income and certain restrictions on the nature of assets and sources of income. A REIT must distribute at least 90% of its taxable income to its stockholders of which 85% plus any undistributed amounts from the prior year must be distributed within the taxable year in order to avoid the imposition of an excise tax. Distribution of the remaining balance may

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED (SUCCESSOR) AND COMBINED (PREDECESSOR) FINANCIAL STATEMENTS
December 31, 2014, 2013, 2012
(dollars in thousands, except share data)

extend until timely filing of New Senior’s tax return in the subsequent taxable year. Qualifying distributions of taxable income are deductible by a REIT in computing taxable income.

Certain activities are conducted through a taxable REIT subsidiary (“TRS”) and therefore are subject to federal and state income taxes. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases upon the change in tax status. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

New Senior recognizes tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes on the Consolidated Statements of Operations. As of December 31, 2014 and December 31, 2013, the Company had no uncertain tax positions.

For the Successor periods, the Company’s Consolidated Financial Statements have been prepared based upon the operations of the Company separate from those of Newcastle and include current and deferred income taxes calculated in accordance with the operations of the spin-off. During the Predecessor periods, the Company was treated as a disregarded single-member limited liability entity for U.S. federal and state income tax purposes and was not subject to income taxes.

Fair Value Measurement

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. A three-tier fair value hierarchy, which is described below, prioritizes the inputs used by the Company in measuring fair value:

•	Level 1 - Quoted prices for identical instruments in active markets.

•
Level 2 - Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations, in which all significant inputs are observable in active markets.

•	Level 3 - Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Stock Options

Options granted to New Senior’s directors are measured at fair value at the grant date with the related expense recognized over the service term, if any.

Equity

Net income earned prior to the spin-off is included in additional paid in capital instead of retained earnings since the accumulation of retained earnings began as of the date of spin-off from Newcastle.

Expense Recognition

Management Fee to Affiliate – During the Successor period and prior to the spin-off from Newcastle, this represents an amount of the management fee charged to Newcastle by the Manager and allocated to the Company. During the Successor period and after the spin-off from Newcastle, this represents amounts due to the Manager (as defined in Note 10) pursuant to the Management Agreement between the Manager and New Senior (as defined in Note 10).

Advertising Costs – The Company expenses advertising costs as incurred. Advertising costs were $495, $336, and $71 for the year ended December 31, 2014, December 31, 2013, and the period from July 18, 2012 to December 31, 2012, respectively, and are included in property operating expense in the Consolidated Statements of Operations. Advertising costs were $76 for the period from January 1, 2012 to July 17, 2012 and are included in property operating expense in the Combined Statement of Operations.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED (SUCCESSOR) AND COMBINED (PREDECESSOR) FINANCIAL STATEMENTS
December 31, 2014, 2013, 2012
(dollars in thousands, except share data)

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  ASU 2014-08 raises the threshold for disposals to qualify as discontinued operations. A discontinued operation is defined as: (1) a component of an entity or group of components that has been disposed of or classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results; or (2) an acquired business that is classified as held for sale on the acquisition date. ASU 2014-08 also requires additional disclosures regarding discontinued operations, as well as material disposals that do not meet the definition of discontinued operations. This update is effective for New Senior in the first quarter of 2015. New Senior does not expect the adoption of this guidance to have a material impact on its Consolidated Financial Statements until it disposes of a component of its business in future periods.

In May 2014, the FASB and the International Accounting Standards Board ("IASB") issued ASU 2014-09 Revenues from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The ASU is effective for the Company in the first quarter of 2017. Early application is not permitted. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance in the ASU. The Company is currently evaluating the new guidance to determine the impact it may have on its Consolidated Financial Statements.

In November 2014, the Emerging Issues Task Force (EITF) and FASB issued ASU 2014-17 Pushdown Accounting. The guidance will allow but not require an acquired entity to apply pushdown accounting upon acquisition by a new parent. It will give acquired entities that are businesses or nonprofit activities the option to apply pushdown accounting in their separate financial statements when an acquirer obtains control of them. The guidance represents a significant change from current practice which requires registrants to apply pushdown accounting when they become substantially wholly owned and prohibits pushdown accounting at ownership levels of less than 80%. The guidance is effective immediately from November 18, 2014. The election to apply pushdown accounting can be made either in the period in which the change of control occurred, or in a subsequent period. If the election is made in a subsequent period, it would be considered a change in accounting principle and treated in accordance with Topic 250, Accounting Changes and Error Corrections. This ASU is applicable to the Company as it is considered a variable interest entity ("VIE") due to the terms of the Management Agreement with the Manager, and the Manager has been deemed the primary beneficiary. As the Manager is a wholly owned subsidiary of Fortress, Fortress is consolidating New Senior as of November 7, 2014, and New Senior has elected not to apply push down accounting.

In February 2015, the FASB issued ASU 2015-02 which amends the consolidation guidance in ASC 810. The standard eliminates the deferral of FAS 167, per ASC 810-10-65-2(a), that has allowed certain investment funds to follow the previous consolidation guidance in FIN 46 (R). The standard changes whether (1) fees paid to a decision maker or service provider represent a variable interest, (2) a limited partnership or similar entity has the characteristics of a VIE and (3) a reporting entity is the primary beneficiary of a VIE. The effective date of the standard will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 for public companies, and early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact, if any, it may have on its Consolidated Financial Statements.

The FASB has recently issued or discussed a number of proposed standards on such topics as financial statement presentation, leases, financial instruments and hedging. Some of these proposed changes are significant and could have a material impact on New Senior's Consolidated Financial Statements. The Company has not yet fully evaluated the potential impact of all these proposals, but will make such an evaluation as the standards are finalized.

3.	ACQUISITIONS
During the year ended December 31, 2014, the Company completed the acquisitions of eight portfolios representing 16 senior housing properties for total consideration of $314,935, of which $195,144 was financed through debt issued in connection with the acquisitions, and the remainder paid in cash. Ten of these properties (nine AL/MC properties and one IL-only property) were integrated into the Company’s Managed Properties segment while the remaining six properties (four CCRC, one AL/MC and one IL-only (together, the “LCS Portfolio”)) are subject to triple net leases with a third party (“LCS”) and are included in the Company’s

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED (SUCCESSOR) AND COMBINED (PREDECESSOR) FINANCIAL STATEMENTS
December 31, 2014, 2013, 2012
(dollars in thousands, except share data)

Triple Net Lease segment. Included in Resident fees and services, Rental revenue, and Net Loss is $16,327, $8,799, and $9,543, respectively, attributable to these acquisitions.

The Company has retained Holiday, Blue Harbor and JEA to manage two, seven and one of the properties, respectively, acquired in the Managed Properties segment during the year ended December 31, 2014.

During the year ended December 31, 2013, the Company completed the acquisitions of nine portfolios representing 72 senior housing properties. Seven of the portfolios (representing 21 properties) were integrated into the Company’s Managed Properties segment and the Company retained Holiday and Blue Harbor to manage 18 and three of the properties, respectively. Two portfolios (representing 51 properties) were integrated into the Triple Net Lease segment and were leased to Holiday.

The following table summarizes the acquisition date fair value of identifiable assets acquired and liabilities assumed in connection with the acquisitions completed in the years ended December 31, 2014 and December 31, 2013, in accordance with the acquisition method of accounting:

	2014 Acquisitions			2013 Acquisitions
	Managed Properties (A)	Triple Net Lease Properties	Total	Managed Properties (B)	Triple Net Lease Properties	Total
Real estate investments	$116,674	$143,869	$260,543	$268,011	$937,596	$1,205,607
In-place lease intangibles	15,301	39,894	55,195	31,673	57,830	89,503
Above/below market lease intangibles	—	819	819	—	5,049	5,049
Other intangibles	—	—	—	5,200	—	5,200
Assumed mortgage notes payable	—	—	—	(43,128)	—	(43,128)
Other assets, net of other liabilities	(70)	(1,552)	(1,622)	(2,157)	—	(2,157)
Total Consideration	131,905	183,030	314,935	259,599	1,000,475	1,260,074

Mortgage notes payable	(80,144)	(115,000)	(195,144)	(175,871)	(719,350)	(895,221)
Net assets	51,761	68,030	119,791	83,728	281,125	364,853
Total acquisition related expenses	$2,105	$993	$3,098	$5,810	$4,513	$10,323

(A)Includes $50 for the fair value of earn-out consideration. The earn-out is limited to $750 as per the agreement.
(B)Includes $1,500 for the fair value of earn-out consideration. In 2014, this earn-out was remeasured to zero.

The Company's acquisition accounting for transactions completed during the year ended December 31, 2014 is still preliminary (with the exception of properties acquired during the first quarter of 2014 for which the acquisition accounting has been finalized), pending the completion of various analyses and the finalization of estimates used in the determination of fair values. During the measurement period, additional assets or liabilities may be recognized if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets or liabilities as of that date. The preliminary measurement of net assets acquired may be adjusted after obtaining additional information regarding, among other things, asset valuations (including market and other information with which to determine fair values), liabilities assumed, the analysis of assumed contracts, and revisions of previous estimates. These adjustments may be significant and will be accounted for retrospectively.

During the year ended December 31, 2014, measurement period adjustments were made based on the valuation of assets acquired and liabilities assumed. For the year ended December 31, 2014, the adjustments included a decrease of $18,379 to real estate investments, an increase of $18,164 to in-place lease intangibles, an increase of $141 to above/below market lease intangibles and an increase of $74 to other liabilities. None of the measurement period adjustments had a material impact on the Company's previously reported results of operations.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED (SUCCESSOR) AND COMBINED (PREDECESSOR) FINANCIAL STATEMENTS
December 31, 2014, 2013, 2012
(dollars in thousands, except share data)

The following table illustrates the effect of the acquisitions completed in the year ended December 31, 2014 on revenues and pre-tax net income (loss) as if they had been consummated as of January 1, 2013:

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013
Revenues	$278,900	$267,822
Pre-tax net Income (loss)	$(55,028)	$(53,767)

The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred as of January 1, 2013, nor are they necessarily indicative of future operating results.

4.	SEGMENT REPORTING
As of December 31, 2014, the Company operated in two reportable business segments: Managed Properties and Triple Net Lease Properties. Under its Managed Properties segment, the Company invests in senior housing properties throughout the United States and engages property managers to manage those senior housing properties. Under its Triple Net Lease Properties segment, the Company invests in senior housing and healthcare properties throughout the United States and leases those properties to healthcare operating companies under triple net leases that obligate the tenants to pay all property-related expenses, including repairs, maintenance, capital expenditures, utilities, taxes, insurance and the payroll expense of property-level employees.

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

Interest expense, depreciation and amortization, general and administrative expense, acquisition, transaction and integration expense, management fee to affiliate, income tax expense, discontinued operations (if any) and other non-property specific revenues and expenses are not allocated to individual segments for purposes of assessing segment performance. There are no intersegment sales or transfers.

	Year Ended December 31, 2014
	Triple Net Lease Properties	Managed Properties	Consolidated
Revenues
Resident fees and services	$—	$156,993	$156,993
Rental revenue	97,992	—	97,992
Less: Property operating expense	—	112,242	112,242
Segment NOI	$97,992	$44,751	$142,743

Depreciation and amortization			103,279
Interest expense			57,026
Acquisition, transaction and integration expense			14,295
Management fee to affiliate			8,470
General and administrative expense			7,416
Other (income) and expense			(1,500)
Income tax expense			160
Net loss			$(46,403)

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED (SUCCESSOR) AND COMBINED (PREDECESSOR) FINANCIAL STATEMENTS
December 31, 2014, 2013, 2012
(dollars in thousands, except share data)

	Year Ended December 31, 2013
	Triple Net Lease Properties	Managed Properties	Consolidated
Revenues
Resident fees and services	$—	$83,218	$83,218
Rental revenue	1,918	—	1,918
Less: Property operating expense	—	59,726	59,726
Segment NOI	$1,918	$23,492	$25,410

Depreciation and amortization			26,933
Interest expense			10,589
Acquisition, transaction and integration expense			13,294
Management fee to affiliate			1,796
General and administrative expense			2,188
Income tax expense			656
Net loss			$(30,046)

	Managed Properties
	Successor	Predecessor
	For the period from July 18, 2012 to December 31, 2012	For the period from January 1, 2012 to July 17, 2012
Revenues
Resident fees and services	$18,000	$19,680
Less: Property operating expense	13,011	13,778
Segment NOI	$4,989	$5,902

Depreciation and amortization	5,784	1,203
Interest expense	1,767	2,534
Acquisition, transaction and integration expense	6,037	—
Management fee to affiliate	464	—
General and administrative expense	274	20
Income tax expense	150	—
Net loss	$(9,487)	$2,145

Property operating expense includes property management fees and travel reimbursement costs. The Company also reimbursed the Property Managers for property-level payroll expenses. See Note 10 for additional information on these expenses.

Assets by reportable business segment are as follows:

	Year Ended December 31, 2014		Year Ended December 31, 2013
Assets:	Amount	Percentage	Amount	Percentage
Triple Net Lease Properties	$1,206,234	60.2%	$1,037,551	67.0%
Managed Properties	796,131	39.8%	512,044	33.0%
Total Assets	$2,002,365	100.0%	$1,549,595	100.0%

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED (SUCCESSOR) AND COMBINED (PREDECESSOR) FINANCIAL STATEMENTS
December 31, 2014, 2013, 2012
(dollars in thousands, except share data)

Capital expenditures, including investments in real estate property, by reportable business segment are as follows:

	Year Ended December 31, 2014		Year Ended December 31, 2013
Capital Expenditures:	Amount	Percentage	Amount	Percentage
Triple Net Lease Properties	$—	—	$—	—
Managed Properties	8,538	100%	3,502	100%
Total Capital Expenditures	$8,538	100%	$3,502	100%

The tenant for the Holiday Portfolios, an affiliate of Fortress, accounted for 35% of the total revenues for the year ended December 31, 2014. The Company’s properties in Florida and Texas accounted for approximately 25.2% and 12.9% of the Company's revenues for the year ended December 31, 2014, respectively. None of the Company's other properties accounted for more than 10% of the Company's revenues.

5.	REAL ESTATE INVESTMENTS

	December 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value
Land	$138,799	$—	$138,799	$102,064	$—	$102,064
Building and improvements	1,434,200	(43,164)	1,391,036	1,220,578	(8,359)	1,212,219
Furniture, fixtures and equipment	65,930	(13,824)	52,106	50,786	(2,167)	48,619
Total	$1,638,929	$(56,988)	$1,581,941	$1,373,428	$(10,526)	$1,362,902

Depreciation expense for the year ended December 31, 2014, December 31, 2013 and the period from July 18, 2012 to December 31, 2012 was $46,622, $8,984 and $1,559, respectively. Depreciation expense for the period from January 1, 2012 to July 17, 2012 was $1,203.

The following tables summarize the Company’s real estate intangibles as of December 31, 2014 and December 31, 2013:

	December 31, 2014				December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Amortization Period
Above/below market lease intangibles, net	$5,868	$(167)	$5,701	52.1 years	$5,049	$(3)	$5,046	57.5 years
In-place lease intangibles	166,951	(77,889)	89,062	2.3 years	112,214	(21,824)	90,390	2.5 years
Other intangibles	5,796	(965)	4,831	9.6 years	5,800	(347)	5,453	9.5 years
Total intangibles	$178,615	$(79,021)	$99,594		$123,063	$(22,174)	$100,889

Amortization expense for the year ended December 31, 2014, December 31, 2013 and the period from July 18, 2012 to December 31, 2012 was $56,776, $17,949 and $4,225, respectively. Amortization expense for the period from January 1, 2012 to July 17, 2012 was zero. Accretion of below market leases of $119, $3 and $0 is included in rental revenue for the year ended December 31, 2014, December 31, 2013 and the period from July 18, 2012 to December 31, 2012, respectively.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED (SUCCESSOR) AND COMBINED (PREDECESSOR) FINANCIAL STATEMENTS
December 31, 2014, 2013, 2012
(dollars in thousands, except share data)

Estimated future amortization of intangible assets is as follows:

Years Ending December 31
2015	$59,330
2016	31,338
2017	784
2018	600
2019	484
Thereafter	7,058
Total	$99,594

6.	RECEIVABLES AND OTHER ASSETS, NET

	December 31, 2014	December 31, 2013
Straight line rent receivables	$26,454	$522
Escrows held by lenders (A)	10,768	2,834
Other receivables	5,845	1,119
Prepaid expenses	3,217	2,444
Resident receivables, net	3,162	2,993
Deferred tax asset	4,672	1,179
Security deposits	1,225	1,289
Income tax receivable	1,870	—
Other assets	1,034	1,052
	$58,247	$13,432

(A) Escrows held by lenders represent amounts deposited in tax, insurance, and replacement reserve escrow accounts that are related to mortgage notes collateralized by New Senior's properties.

Following is a summary of the allowance for doubtful accounts and the related provision for resident receivables:

Allowance for Doubtful Accounts:	Balance at Beginning of Year	Charged to Bad Debt	Writeoffs, Net of Recoveries	Balance at End of Year
January 1, 2012 - July 17, 2012	$1	$—	$(1)	$—
July 18, 2012 - December 31, 2012	—	11	(2)	9
Year ended December 31, 2013	9	314	(20)	303
Year ended December 31, 2014	$303	$922	$(1,035)	$190

7.	DEFERRED FINANCING COSTS

	December 31, 2014	December 31, 2013
Gross carrying amount	$45,569	$43,011
Accumulated amortization	(9,363)	(1,032)
	$36,206	$41,979

Amortization of deferred financing costs is reported within interest expense in the Consolidated Statements of Operations.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED (SUCCESSOR) AND COMBINED (PREDECESSOR) FINANCIAL STATEMENTS
December 31, 2014, 2013, 2012
(dollars in thousands, except share data)

8.	MORTGAGE NOTES PAYABLE

			December 31, 2014			December 31, 2013
	Final Stated Maturity	Stated Interest Rate	Outstanding Face Amount	Carrying Value	Weighted Average Maturity (Years)	Outstanding Face Amount	Carrying Value
Managed Properties
Fixed Rate (A)(B)	Aug 2018-Mar 2020	1.60% to 4.93%	$156,763	$157,623	4.3	$159,228	$159,238
Floating Rate (C)	Aug 2016-Sep 2019	LIBOR +2.75% to LIBOR +3.75%	278,424	278,424	3.3	198,584	198,584
Triple Net Lease Properties
Fixed Rate (D)	Jan 2021-Jan 2024	3.83% to 8.00%	708,383	708,383	7.1	719,350	719,350
Floating Rate	Oct 2017	LIBOR + 3.25%	115,000	115,000	2.8	—	—
Total			$1,258,570	$1,259,430	5.5	$1,077,162	$1,077,172

(A)
Includes a loan with an outstanding face amount of $11,432, as of December 31, 2014, which has an interest rate based on the applicable U.S. Treasury Security rates for the first two years. The interest rate is 4.5%, 4.75% and 5.0% for years three through five, respectively.

(B)
Includes loans with an outstanding face amount of $40,584, as of December 31, 2014, for which the Company bought down the interest rate to 4.0% for the first two years. The interest rate will range from 5.99% to 6.76% thereafter.

(C)	Includes floating rate mortgage loans with a total carrying value of $164,974, as of December 31, 2014, which have a LIBOR floor of 1.0%.

(D)
Includes loans with an outstanding face amount of $356,818 and $312,157, as of December 31, 2014, for which the Company bought down the interest rates to 4.00% and 3.83%, respectively, through January 2019. The interest rates will increase to 4.99% and 4.56%, respectively, thereafter.

The carrying value of collateral relating to fixed rate and floating rate mortgages was $1,130,582 and $524,996 as of December 31, 2014 and $1,193,616 and $269,117 as of December 31, 2013, respectively.

The Company’s mortgage notes payable have contractual maturities as follows:

2015	$17,046
2016	42,302
2017	204,128
2018	206,774
2019	140,657
Thereafter	647,663
Total	$1,258,570

The Company’s mortgage notes payable contain various customary financial and other covenants, in some cases including Debt Service Coverage Ratio and Project Yield, as defined in the agreements. The Company was in compliance with the covenants in its mortgage notes payable agreements as of December 31, 2014.

The fair values of mortgage notes payable as of December 31, 2014 and December 31, 2013 was $1,283,109 and $1,075,390, respectively. Mortgage notes payable are not measured at fair value in the Consolidated Balance Sheets. The disclosed fair value of mortgage notes payable, classified as level 3 within the fair value hierarchy, is based on a discounted cash flow valuation model. Significant inputs in the model include amounts and timing of expected future cash flows and market yields which are constructed based on inputs implied from similar debt offerings.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED (SUCCESSOR) AND COMBINED (PREDECESSOR) STATEMENTS OF CASH FLOWS
(dollars in thousands)

9.	ACCRUED EXPENSES AND OTHER LIABILITIES

	December 31, 2014	December 31, 2013
Security deposits payable	$50,917	$43,679
Accounts payable	6,058	2,578
Mortgage interest payable	3,651	1,237
Deferred community fees, net	3,113	1,686
Rent collected in advance	2,530	1,660
Deferred tax liability	—	853
Property tax payable	1,627	774
Contingent consideration	50	1,500
Income tax payable	—	243
Other liabilities	4,295	4,484
	$72,241	$58,694

The Company incurred $2,486, $1,519 and $426 in workers’ compensation expense during the year ended December 31, 2014, December 31, 2013 and the period from July 18, 2012 to December 31, 2012, respectively. The Company incurred $462 in workers’ compensation expense during the period from January 1, 2012 to July 17, 2012.

10.	TRANSACTIONS WITH AFFILIATES AND AFFILIATED ENTITIES
Management Agreements

In conjunction with the spin-off, New Senior entered into a management agreement (the “Management Agreement”) with the Manager dated November 6, 2014 (effective November 7, 2014), under which the Manager advises the Company on various aspects of its business and manages its day-to-day operations, subject to the supervision of the Company’s board of directors. For its management services, the Manager is entitled to a fee of 1.5% per annum of the Company’s gross equity. Gross equity is generally defined as the equity invested by Newcastle as of the distribution date calculated and payable monthly in arrears in cash, plus the aggregate offering price from stock offerings, plus certain capital contributions to subsidiaries, less capital distributions (calculated without regard to depreciation and amortization) and repurchases of common stock. Between November 7, 2014 and December 31, 2014, the Company incurred $1,860 in management fees under the Management Agreement which has been included in the management fee to affiliate caption of the Consolidated Statements of Operations.

The Manager is entitled to receive, on a quarterly basis, incentive compensation on a cumulative, but not compounding basis, in an amount equal to the product of (A) 25% of the dollar amount by which (1)(a) funds from operations (as defined in the Management Agreement) before the incentive compensation per share of common stock, plus (b) gains (or losses) from sales of property per share of common stock, plus (c) internal and third party acquisition-related expenses, plus (d) unconsummated transaction expenses, and plus (e) Other Non-Routine Items, exceed (2) an amount equal to (a) the weighted average value per share of the equity invested by Newcastle in the assets of the Company (including total cash contributed to the Company) as of the distribution date and the price per share of the Company’s common stock in any offerings by the Company (adjusted for prior capital dividends or capital distributions, which shall be calculated without regard to depreciation and amortization) multiplied by (b) a simple interest rate of 10% per annum, multiplied by (B) the weighted average number of shares of common stock outstanding. The Manager earned no incentive compensation during the period from November 7, 2014 to December 31, 2014.

Because the Manager’s employees perform certain legal, accounting, due diligence tasks and other services that outside professionals or outside consultants otherwise would perform, the Manager is paid or reimbursed for the cost of performing such tasks, provided that such costs and reimbursements are no greater than those which would be paid to outside professionals or consultants on an arm’s-length basis. The Company is also required to pay all operating expenses, except those specifically required to be borne by the Manager under the Management Agreement. The Company is required to pay expenses that include, but are not limited to, issuance and transaction costs incidental to the sourcing, evaluation, acquisition, management, disposition, and financing of the Company’s investments, legal, underwriting, sourcing, asset management and auditing fees and expenses, the compensation and expenses of independent directors, the costs associated with the establishment and maintenance of any credit facilities and other indebtedness of the Company (including commitment fees, legal fees, closing costs, etc.), expenses associated with other securities offerings of the Company, the costs of printing and mailing proxies and reports to the Company’s stockholders, costs incurred by employees or agents of the Manager for travel on the Company’s behalf, costs associated with any computer

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED (SUCCESSOR) AND COMBINED (PREDECESSOR) FINANCIAL STATEMENTS
December 31, 2014, 2013, 2012
(dollars in thousands, except share data)

software or hardware that is solely used by the Company, costs to obtain liability insurance to indemnify directors and officers and the compensation and expenses of the Company’s transfer agent. During the period from November 7, 2014 to December 31, 2014, the Company reimbursed the Manager for $1,551 for other tasks and services under the Management Agreement.

As of, and for the Successor periods prior to, November 6, 2014, the Company was not party to a stand-alone management agreement with the Manager. However, the Company was allocated a portion of the fees paid by Newcastle to the Manager for management services in the amount of $6,610, $1,796 and $464 for the period from January 1, 2014 to November 6, 2014, for the year ended December 31, 2013 and for the period from July 18, 2012 to December 31, 2012, respectively.

Newcastle’s management agreement with the Manager provides that Newcastle reimburses the Manager for various expenses incurred by the Manager or its officers, employees and agents on its behalf, including costs of legal, accounting, tax, auditing, administrative and other similar services rendered for Newcastle by providers retained by the Manager or, if provided by the Manager's employees, based on amounts which are no greater than those which would be payable to outside professionals or consultants engaged to perform such services pursuant to agreements negotiated on an arm's-length basis. Newcastle’s Manager was also entitled to receive an incentive return on a cumulative, but not compounding basis, and subject to certain performance targets and contingent events. Because none of the conditions requiring an incentive payment by Newcastle to the Manager were met, no incentive expense was allocated to the Company. As such, no incentive expense was allocated to the Company.

Property Management Agreements

Within the Company’s Managed Properties segment, the Company is party to Property Management Agreements with Blue Harbor and Holiday, both affiliates of Fortress, to manage a portion of its senior housing properties. Pursuant to these Property Management Agreements, the Company pays monthly property management fees. For AL/MC properties managed by Blue Harbor and Holiday, the Company pays management fees equal to 6% of effective gross income for the first two years and 7% thereafter. For IL-only properties managed by Blue Harbor and Holiday, the Company pays management fees equal to 5% of effective gross income. Property management fees are included in property operating expense. Property operating expense for Property Managers affiliated with Fortress include property management fees of $9,327, $4,976 and $1,082 and travel reimbursement costs of $318, $181 and $35 for the year ended December 31, 2014, December 31, 2013 and the period from July 18, 2012 to December 31, 2012, respectively. The payroll expense is structured as a reimbursement to the Property Manager, who is the employer of record. The Company reimbursed the Property Managers affiliated with Fortress for approximately $58,017, $32,520 and $6,761 of property-level payroll expenses relating to the Company’s operations during the year ended December 31, 2014, December 31, 2013 and the period from July 18, 2012 to December 31, 2012, respectively. The Property Management Agreements with affiliated managers have an initial term of 10 years and provide for automatic one-year extensions after the initial term, subject to termination rights.

During the Predecessor period, the Company was party to property management agreements with Regent Assisted Living, Inc. and BPM Senior Housing Company to manage its senior housing properties. BPM Senior Housing Company was also the employer of record. Pursuant to these property management agreements, the Company paid management fees equal to 5% of the property’s effective gross income, as defined in the respective agreements. During the period from January 1, 2012 to July 17, 2012, property management fees expensed in property operating expense amounted to $988. Additionally, the Company reimbursed payroll costs of $3,538 for the period from January 1, 2012 to July 17, 2012.

Triple Net Lease Agreements

Within the Company’s Triple Net Lease segment, the Company is party to triple net master leases with the tenant for the Holiday Portfolios. Pursuant to the leases, the tenant pays monthly lease payments at a fixed rate through the lease term which expires in 2031. For the year ended December 31, 2014, December 31, 2013 and the period from July 18, 2012 to December 31, 2012, such payments amounted to $65,031, $1,399 and $0, respectively.

11.	INCOME TAXES
New Senior has been operating so as to qualify as a REIT under the requirements of the Code. However, certain of the Company’s activities are conducted through its TRS and therefore are subject to federal and state income taxes at regular corporate tax rates.

During the Predecessor periods, the Company was treated as a disregarded single-member limited liability for U.S. federal and state income tax purposes and was not subject to income taxes. Accordingly, amounts included below apply only to the Successor period.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED (SUCCESSOR) AND COMBINED (PREDECESSOR) FINANCIAL STATEMENTS
December 31, 2014, 2013, 2012
(dollars in thousands, except share data)

The provision for income taxes consists of the following:

	Successor
	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013	For the period from July 18, 2012 to December 31, 2012
Current
Federal	$(925)	$437	$501
State and local	170	93	101
Total current provision	(755)	530	602
Deferred
Federal	907	116	(404)
State and local	8	10	(48)
Total deferred provision	915	126	(452)
Total provision for income taxes	$160	$656	$150
During the year ended December 31, 2014, December 31, 2013, and the period from July 18, 2012 to December 31, 2012, New Senior’s TRS recorded approximately $160, $656 and $150 in current and deferred income tax expense, respectively. Generally, the Company’s effective tax rate differs from the federal statutory rate as a result of state and local taxes and non-taxable REIT income. The table below provides a reconciliation of the Company’s provision, based on the statutory rate of 35%, to the effective tax rate.

	Successor
	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013	For the Period from July 18, 2012 to December 31, 2012
Statutory U.S. Federal income tax rate	35.00%	35.00%	35.00%
Non-taxable REIT (loss)	(35.03)%	(36.90)%	(36.42)%
State and local taxes	(0.29)%	(0.24)%	(0.19)%
Other	(0.03)%	(0.09)%	—
Effective income tax rate	(0.35)%	(2.23)%	(1.61)%

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED (SUCCESSOR) AND COMBINED (PREDECESSOR) FINANCIAL STATEMENTS
December 31, 2014, 2013, 2012
(dollars in thousands, except share data)

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and deferred tax liabilities as of December 31, 2014, 2013 and 2012 are presented below:

	Successor
	December 31, 2014	December 31, 2013	December 31, 2012
Deferred tax assets:
Depreciation and amortization	$837	$—	$4
Prepaid fees and rent	2,091	1,156	448
Net operating loss	1,724	—	—
Other	20	23	—
Total deferred tax assets	4,672	1,179	452
Less valuation allowance	—	—	—
Net deferred tax assets	4,672	1,179	452
Deferred tax liabilities:
Depreciation and amortization	—	853	—
Deferred revenues	—	—	—
Total deferred tax liabilities	—	853	—
Total net deferred tax assets (liabilities)	$4,672	$326	$452
On the Consolidated Balance Sheets, deferred tax assets are recorded within receivables and other assets and deferred tax liabilities are recorded within accrued expenses and other liabilities.
As of December 31, 2014, New Senior had a loss carryforward of approximately $4,149 for federal income tax purposes. The net operating loss carryforward can generally be used to offset future taxable income, if and when it arises. The net operating loss carryforward will expire in 2034.
In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. New Senior has not recorded a valuation allowance against its deferred tax assets as of December 31, 2014, as management believes that it is more likely than not that its deferred tax assets will be realized.
New Senior and its TRS file income tax returns with the U.S. federal government and various state and local jurisdictions. New Senior is no longer subject to tax examinations by tax authorities for tax years ended December 31, 2012, December 31, 2013 and December 31, 2014. New Senior recognizes tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Generally, New Senior has assessed its tax positions for all open years, which includes 2012 to 2014, and concluded that there are no material uncertainties to be recognized. Interest and penalties, if any, on uncertain tax positions are included as a component of the provision for income taxes in the Consolidated Statements of Operations.

12.	EQUITY AND EARNINGS PER SHARE
Equity and Dividends

On November 6, 2014, the spin-off of New Senior was effected as a taxable pro rata distribution of all of the outstanding shares of common stock of New Senior to the holders of Newcastle common stock. Newcastle distributed one share of New Senior common stock for each share of Newcastle common stock held by Newcastle stockholders of record as of the record date, October 27, 2014. The distribution occurred on November 6, 2014. The distribution ratio was based on the number of Newcastle shares outstanding of 66,399,857.

In connection with the spin-off, Newcastle contributed to New Senior all of its investments in senior housing properties, any liabilities relating to these properties and a cash and cash equivalents balance of $245,244.

On October 23, 2014, the Company’s certificate of incorporation was amended so that its authorized capital stock now consists of 2 billion shares of common stock, par value $0.01 per share and 100 million shares of preferred stock, par value $0.01 per share.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED (SUCCESSOR) AND COMBINED (PREDECESSOR) FINANCIAL STATEMENTS
December 31, 2014, 2013, 2012
(dollars in thousands, except share data)

On the spin-off date, there were 66,399,857 issued and outstanding shares of common stock which was based on the number of Newcastle's shares of common stock outstanding on October 27, 2014 and a distribution ratio of one share of New Senior common stock for each share of Newcastle common stock.

On December 19, 2014, New Senior's board of directors declared a dividend of $15,276, or $0.23 per share, payable to shareholders of record on January 2, 2015. This dividend was paid on January 30, 2015.

1,071,658 shares of New Senior’s common stock were held by Fortress, through its affiliates, and its principals as of December 31, 2014.

Option Plan

Effective upon the spin-off, the Company has a Nonqualified Stock Option and Incentive Award Plan (the “Plan”) which provides for the grant of equity-based awards, including restricted stock, stock options, stock appreciation rights, performance awards, tandem awards and other equity-based and non-equity based awards, in each case to the Manager and to the directors, officers, employees, service providers, consultants and advisors of the Manager who perform services for New Senior and to New Senior’s directors, officers, service providers, consultants and advisors. New Senior has initially reserved 30 million shares of its common stock for issuance under the Plan; on the first day of each fiscal year beginning during the ten-year term of the Plan in and after calendar year 2014, that number will be increased by a number of shares of New Senior’s common stock equal to 10% of the number of shares of common stock newly issued by New Senior during the immediately preceding fiscal year. New Senior’s board of directors may also determine to issue options to the Manager that are not subject to the Plan, provided that the number of shares underlying any options granted to the Manager in connection with capital raising efforts would not exceed 10% of the shares sold in such offering and would be subject to NYSE rules.

Prior to the spin-off, Newcastle had issued rights relating to shares of Newcastle’s common stock (the “Newcastle options”) to the Manager in connection with capital raising activities. In connection with the spin-off, 5.5 million options that were held by the Manager, or by the directors, officers or employees of the Manager, were converted into an adjusted Newcastle option and a right relating to a number of shares of New Senior common stock (the “New Senior option”). The exercise price of each adjusted Newcastle option and New Senior option was set to collectively maintain the intrinsic value of the Newcastle option immediately prior to the spin-off and to maintain the ratio of the exercise price of the adjusted Newcastle option and the New Senior option, respectively, to the fair market value of the underlying shares as of the spin-off date, in each case based on the five day average closing price subsequent to the spin-off date. The options expire between January 12, 2015 and August 18, 2024.

Upon joining the board, non-employee directors were, in accordance with the Plan, granted options relating to an aggregate of 20,000 shares of common stock. The fair value of such options was not material at the date of grant.

In December 2014, New Senior issued an aggregate of 1,370 shares of its common stock to independent directors as compensation for their services.

New Senior’s outstanding options are summarized as follows:

	December 31, 2014			December 31, 2013
	Issued Prior to 2012	Issued in 2012- 2014	Total	Issued Prior to 2012	Issued in 2012- 2013	Total
Held by the Manager	623,623	4,368,129	4,991,752	715,258	3,866,906	4,582,164
Issued to the Manager and subsequently transferred to certain of the Manager’s employees	42,202	466,645	508,847	290,929	216,668	507,597
Issued to the independent directors	—	20,000	20,000	—	666	666
Total	665,825	4,854,774	5,520,599	1,006,187	4,084,240	5,090,427

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED (SUCCESSOR) AND COMBINED (PREDECESSOR) FINANCIAL STATEMENTS
December 31, 2014, 2013, 2012
(dollars in thousands, except share data)

The following table summarizes New Senior’s outstanding options as of December 31, 2014. The last sale price on the NYSE for New Senior’s common stock in the year ended December 31, 2014 was $16.45 per share.

Recipient	Date of Grant/ Exercise (A)	Number of Options	Options Exercisable as of December 31, 2014	Weighted Average Exercise Price (B)	Intrinsic Value as of December 31, 2014 (millions)
Directors	November 2014	20,000	667	$17.21	—
Manager (C)	2004 - 2007	227,073	199,993	$56.99	—
Manager (C)	March 2011	182,527	182,527	$7.18	$1.7
Manager (C)	September 2011	283,305	283,305	$4.09	$3.5
Manager (C)	April 2012	311,191	306,991	$7.66	$2.7
Manager (C)	May 2012	377,495	372,440	$8.75	$2.9
Manager (C)	July 2012	416,522	397,869	$8.71	$3.2
Manager (C)	January 2013	958,331	734,720	$14.42	$1.9
Manager (C)	February 2013	383,331	281,109	$16.85	—
Manager (C)	June 2013	670,829	402,497	$17.89	—
Manager (C)	November 2013	965,847	418,534	$19.23	—
Manager (C)	August 2014	765,416	102,055	$20.89	—
Exercised (D)	December 2014	(14,188)	N/A	$8.41	N/A
Expired unexercised	2004	(27,080)	N/A	$61.11	N/A
Outstanding		5,520,599	3,682,707	$16.33

(A)	Options expire on the tenth anniversary from date of grant.

(B)	The strike prices are subject to adjustment in connection with return of capital dividends.

(C)	The Manager assigned certain of its options to Fortress’s employees as follows:

Date of Grant	Range of Strike Prices	Total Unexercised Inception to Date
2004 - 2007	$53.26-60.92	42,202
2012	$7.66-8.75	199,988
2013	$14.42-19.23	266,657
Total		508,847

(D)	The options were exercised by a former employee of Fortress for an equal amount of New Senior shares.

Earnings Per Share

New Senior is required to present both basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the additional dilutive effect, if any, of common stock equivalents during each period. New Senior’s common stock equivalents are its outstanding stock options.

Basic and Diluted EPS for all periods prior to the spin-off reflect the number of distributed shares on November 7, 2014, or 66.4 million shares. For 2014 year-to-date calculations, these shares are treated as issued and outstanding from January 1, 2014 for purposes of calculating historical basic EPS, similar to a stock split. At the time of the spin-off, the Newcastle options were converted to awards of New Senior, and, therefore, there were no potentially dilutive securities outstanding for historical periods. For 2014, the Company determined its weighted average diluted shares outstanding assuming that the date of New Senior's separation from Newcastle was the beginning of the period.

During the fiscal year ended December 31, 2014, 162,563 potentially dilutive shares were excluded given the Company’s loss position. During the years ended December 31, 2013 and December 31, 2012, there were no potentially dilutive shares outstanding as EPS for those periods assumes the same number of shares outstanding as issued upon its spin-off from Newcastle.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED (SUCCESSOR) AND COMBINED (PREDECESSOR) FINANCIAL STATEMENTS
December 31, 2014, 2013, 2012
(dollars in thousands, except share data)

13.    CONCENTRATION OF CREDIT RISK
As of December 31, 2014, December 31, 2013 and December 31, 2012, Blue Harbor and Holiday managed and operated approximately 32%, 32% and 100%, of the Company’s real estate investments (based on their carrying amount), respectively. Also, as of December 31, 2014, December 31, 2013 and December 31, 2012, senior housing properties under triple net master leases constituted approximately 67%, 68% and 0%, respectively, of the Company’s real estate investments (based on their carrying amount).
Managed Properties
Blue Harbor and Holiday managed 96.5%, 100% and 100% of segment real estate investment; 99.8%, 100% and 100% of segment revenue; and 99.7%,100% and 100% of segment NOI as of and for the years ended December 31, 2014, December 31, 2013 and December 31, 2012, respectively.
Because Blue Harbor and Holiday manage, but do not lease New Senior's properties in the Managed Properties segment, the Company is not directly exposed to their credit risk in the same manner or to the same extent as the Company's triple net lease tenants. However, the Company relies on Blue Harbor and Holiday's personnel, expertise, accounting resources and information systems, proprietary information, good faith and judgment to manage the Company's properties efficiently and effectively. New Senior also relies on Blue Harbor and Holiday to otherwise operate the Company's properties in compliance with the terms of the Property Management agreements, although the Company has various rights as the property owner to terminate and exercise remedies under the Property Management agreements. Blue Harbor’s and Holiday’s inability or unwillingness to satisfy their obligations under those agreements, to efficiently and effectively manage the Company's properties, or to provide timely and accurate accounting information could have a material adverse effect on the Company. In addition, significant changes in Blue Harbor’s and Holiday’s senior management or adverse developments in their business and affairs or financial condition could have a material adverse effect on the Company.
Triple Net Lease Properties
For the year ended December 31, 2014, December 31, 2013, and for the period from July 18, 2012 through December 31, 2012, approximately 35.0%, 2.3% and 0% respectively, of New Senior's total revenues and 62.5%, 7.8% and 0% respectively, of segment NOI were derived from lease agreements with the tenant for the Holiday Portfolios, an affiliate of Fortress.
Triple net leases obligate the tenant to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, and to comply with the terms of the mortgage financing documents, if any, affecting the properties. In addition, each of these leases has guaranty and cross-default provisions tied to other leases with the same tenant.
Because the properties leased to the tenant for the Holiday Portfolios account for a significant portion of total revenues and NOI, the Company’s financial condition and results of operations could be weakened and the Company’s ability to service its indebtedness and to make distributions to stockholders could be limited if the tenant for the Holiday Portfolios becomes unable or unwilling to satisfy its obligations to the Company or to renew leases with the Company upon expiration of the terms thereof. New Senior cannot assure that the tenant for the Holiday Portfolios will have sufficient assets, income and access to financing to enable it to satisfy its respective obligations to the Company, and any inability or unwillingness by the tenant for the Holiday Portfolios to do so could have a material adverse effect on the Company’s business, financial condition, results of operations and liquidity, the Company’s ability to service its indebtedness and other obligations and ability to make distributions to stockholders, as required for the Company to continue to qualify as a REIT. New Senior also cannot assure that the tenant for the Holiday Portfolios will elect to renew leases with the Company upon expiration of the terms thereof or that New Senior will be able to reposition any properties that are not renewed on a timely basis or on the same or better economic terms, if at all.
Each triple net master lease includes (i) a covenant requiring the tenant for the Holiday Portfolios to maintain a minimum lease coverage ratio, which the triple net master lease defines as net operating income less a reserve for capital expenditures for the applicable trailing 12-month period for the Holiday Portfolios divided by the base rental revenue for such trailing 12-month period, which steps up during the term of the lease and is subject to certain cure provisions, (ii) minimum capital expenditure requirements, (iii) customary operating covenants, events of default, and remedies, (iv) a non-compete clause restricting certain affiliates of the tenant for the Holiday Portfolios from developing or constructing new independent living properties within a specified radius of any property acquired by the Company in this transaction, and (v) restrictions on a change of control of the tenant for the Holiday Portfolios and Guarantor (as defined below), subject to certain exceptions. The triple net master leases also require the tenant for the Holiday Portfolios to fund a security deposit in the amount of approximately $43,400, which

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED (SUCCESSOR) AND COMBINED (PREDECESSOR) FINANCIAL STATEMENTS
December 31, 2014, 2013, 2012
(dollars in thousands, except share data)

serves as security for the tenant for the Holiday Portfolios' performance of its obligations to the Company. Additionally, the tenant for the Holiday Portfolios granted the Company a first priority security interest in certain personal property and receivables arising from the operations of the Holiday Portfolios, which security interest also secures the tenant for the Holiday Portfolios' obligations under the triple net master leases. The tenant for the Holiday Portfolios' obligations to the Company under the triple net master leases are further guaranteed by Holiday AL Holdings LP, (the “Guarantor”), an affiliate of Fortress. The Guarantor is required to maintain a minimum net worth of $150,000, a minimum fixed charge coverage ratio of 1.10 and a maximum leverage ratio of 10 to 1.

14.    FUTURE MINIMUM RENTS
The following table sets forth future contracted minimum rental receipts from tenants within the Triple Net Lease Properties segment, excluding contingent payment escalations, as of December 31, 2014:

Total
2015	$82,439
2016	86,040
2017	89,798
2018	92,882
2019	95,972
Thereafter	1,269,839
Total	$1,716,970

15.	COMMITMENTS AND CONTINGENCIES
As of December 31, 2014, management believes there are no material contingencies that would affect the Company’s results of operations, cash flows or financial position.

Certain Obligations, Liabilities and Litigation

The Company may be subject to various obligations, liabilities and litigation assumed in connection with or arising out of its acquisitions or otherwise arising in connection with its on-going business. Some of these liabilities may be indemnified by third parties. However, if these liabilities are greater than expected or were not known to the Company at the time of acquisition, if the Company is not entitled to indemnification, or if the responsible third party fails to indemnify the Company for these liabilities, such obligations, liabilities and litigation could have a material adverse effect on the Company. In addition, in connection with the sale or leasing of properties, the Company may incur various obligations and liabilities, including indemnification obligations, relating to the operations of those properties, which could have a material adverse effect on the Company’s financial position, cash flows and results of operations.

Certain Tax-Related Covenants

If New Senior is treated as a successor to Newcastle under applicable U.S. federal income tax rules, and if Newcastle fails to qualify as a REIT, New Senior could be prohibited from electing to be a REIT. Accordingly, Newcastle has (i) represented that it has no knowledge of any fact or circumstance that would cause New Senior to fail to qualify as a REIT, (ii) covenanted to use commercially reasonable efforts to cooperate with New Senior as necessary to enable New Senior to qualify for taxation as a REIT and receive customary legal opinions concerning REIT status, including providing information and representations to New Senior and its tax counsel with respect to the composition of Newcastle’s income and assets, the composition of its stockholders and its operation as a REIT, and (iii) covenanted to use its reasonable best efforts to maintain its REIT status for each of Newcastle’s taxable years ending on or before December 31, 2015 (unless Newcastle obtains an opinion from a nationally recognized tax counsel or a private letter ruling from the Internal Revenue Service (“IRS”) to the effect that Newcastle’s failure to maintain its REIT status will not cause New Senior to fail to qualify as a REIT under the successor REIT rule referred to above).

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED (SUCCESSOR) AND COMBINED (PREDECESSOR) FINANCIAL STATEMENTS
December 31, 2014, 2013, 2012
(dollars in thousands, except share data)

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

Environmental Costs

As a commercial real estate owner, the Company is subject to potential environmental costs. As of December 31, 2014, management of the Company is not aware of any environmental concerns that would have a material adverse effect on the Company’s financial position or results of operations.

Capital Improvement, Repair and Lease Commitments

The Company is committed to making $6,500 available for capital improvements to the triple net lease properties under the LCS Portfolio and also agreed to make available an additional $9,000 at certain intervals over the 15 year lease period to be used for further capital improvements. Upon funding the capital improvements, the Company will be entitled to a rent increase. No capital improvements and repairs have been funded as of December 31, 2014. The Company has two ground leases with initial terms of 74 and 82 years. Both ground leases require equal annual rent payments that amount to an aggregate $368 over the life of the leases.

16.	SUBSEQUENT EVENTS
These Consolidated Financial Statements include a discussion of material events, if any, which have occurred subsequent to December 31, 2014 (referred to as subsequent events) through the issuance of the Consolidated Financial Statements.

On January 22, 2015, the Company consummated the acquisition of a four property portfolio, the “CSL Portfolio” for total consideration of $36,299. The CSL Portfolio consists of four IL-only properties and will be included in the Company's Managed Properties segment.

The following table illustrates the effect of the CSL Portfolio acquisition on revenues and pre-tax net income as if they had been consummated as of January 1, 2013:

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013
Revenues	$9,846	$9,582
Pre-tax net Income (loss)	$(548)	$(676)

On December 21, 2014, the Company entered into a Purchase and Sale Agreement with an affiliate of Hawthorn Retirement Group LLC to acquire 17 IL-only properties for approximately $435,000 in cash, subject to customary adjustments and prorations, which the Company intends to integrate into the Managed Properties segment. The acquisition is subject to various conditions, including the completion of due diligence, and is expected to close in March 2015.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED (SUCCESSOR) AND COMBINED (PREDECESSOR) FINANCIAL STATEMENTS
December 31, 2014, 2013, 2012
(dollars in thousands, except share data)

17.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

2014	Quarter Ended				Year Ended December 31
	March 31	June 30	September 30	December 31
Revenue	$57,835	$59,623	$67,145	$70,382	$254,985
Net operating income	32,276	33,427	38,369	38,671	142,743
Net income/(loss) before tax	(10,578)	(10,403)	(10,801)	(14,461)	(46,243)
Income tax expense (benefit)	360	627	350	(1,177)	160
Net income/(loss)	$(10,938)	$(11,030)	$(11,151)	$(13,284)	$(46,403)

Income (loss) per share of common stock
Basic and diluted	(0.16)	(0.17)	(0.17)	(0.20)	(0.70)
Weighted average number of shares of common stock outstanding
Basic and diluted	66,399,857	66,399,857	66,399,857	66,404,051	66,400,914

2013	Quarter Ended				Year Ended December 31
	March 31	June 30	September 30	December 31
Revenue	$12,979	$13,509	$24,257	$34,391	$85,136
Net operating income	3,777	4,254	6,605	10,774	25,410
Net income/(loss) before tax	(1,956)	(3,640)	(8,612)	(15,182)	(29,390)
Income tax expense (benefit)	211	436	67	(58)	656
Net income/(loss)	$(2,167)	$(4,076)	$(8,679)	$(15,124)	$(30,046)

Income (loss) per share of common stock
Basic and diluted	(0.03)	(0.06)	(0.13)	(0.23)	(0.45)
Weighted average number of shares of common stock outstanding
Basic and diluted	66,399,857	66,399,857	66,399,857	66,399,857	66,399,857

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2014
(dollars in thousands)

		Location			Initial Cost to the Company				Gross Amount Carried at Close of Period
Property Name	Type (A)	City	State	Encumbrances	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Total (B)	Accumulated Depreciation	Net Book Value	Year Constructed / Renovated	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Managed Properties
Desert Flower	AL/MC	Scottsdale	AZ	16,120	2,295	16,901	101	362	2,295	17,147	217	19,659	(1,215)	18,444	1999/2005	2012	3-40 years
Sun Oak	AL/MC	Citrus Heights	CA	3,363	821	3,145	59	68	821	3,184	88	4,093	(255)	3,838	1997/2011	2012	3-40 years
Orchard Park	AL/MC	Clovis	CA	15,086	1,126	16,889	45	241	1,126	17,035	140	18,301	(1,157)	17,144	1998/2007	2012	3-40 years
Sunshine Villa	AL/MC	Santa Cruz	CA	19,533	2,243	21,082	58	349	2,243	21,264	225	23,732	(1,488)	22,244	1990/NA	2012	3-40 years
Bradenton Oaks	AL/MC	Bradenton	FL	10,049	1,161	9,207	748	461	1,161	9,272	1,144	11,577	(612)	10,965	1973/1988	2013	3-40 years
Summerfield	AL/MC	Bradenton	FL	15,346	1,367	14,361	1,247	410	1,367	14,444	1,574	17,385	(962)	16,423	1988/NA	2013	3-40 years
The Grande	AL/MC	Brooksville	FL	9,816	1,754	8,537	568	332	1,754	8,681	756	11,191	(533)	10,658	1960/2012	2013	3-40 years
Spring Oaks	AL/MC	Brooksville	FL	5,620	700	5,078	439	176	700	5,116	577	6,393	(365)	6,028	1988/NA	2013	3-40 years
Barkley Place	AL/MC	Fort Myers	FL	10,688	1,929	9,159	1,040	301	1,929	9,320	1,180	12,429	(420)	12,009	1988/NA	2013	3-40 years
Emerald Park	AL/MC	Hollywood	FL	5,037	897	4,165	509	492	897	4,329	837	6,063	(379)	5,684	1998/NA	2013	3-40 years
The Plaza at Pembroke	AL/MC	Hollywood	FL	5,382	924	4,630	399	226	924	4,677	578	6,179	(329)	5,850	1988/2012	2013	3-40 years
Balmoral	AL/MC	Lake Placid	FL	5,930	1,173	4,548	838	174	1,173	4,570	990	6,733	(457)	6,276	2007/NA	2013	3-40 years
Lake Morton Plaza	AL/MC	Lakeland	FL	8,930	1,098	14,707	918	225	1,098	14,784	1,066	16,948	(833)	16,115	1984/NA	2013	3-40 years
Bayside Terrace	AL/MC	Pinellas Park	FL	10,610	1,407	9,481	849	346	1,407	9,588	1,088	12,083	(652)	11,431	1986/2007	2013	3-40 years
Village Place	AL/MC	Port Charlotte	FL	9,263	1,064	8,503	680	252	1,064	8,543	892	10,499	(560)	9,939	1998/NA	2013	3-40 years
Royal Palm	AL/MC	Port Charlotte	FL	14,250	2,019	13,697	1,371	731	2,019	14,225	1,574	17,818	(917)	16,901	1985/NA	2013	3-40 years
Renaissance	AL/MC	Sanford	FL	5,457	1,390	8,900	630	218	1,390	8,976	772	11,138	(557)	10,581	1984/NA	2013	3-40 years
Forest Oaks	AL/MC	Spring Hill	FL	7,315	786	5,614	530	101	786	5,631	614	7,031	(398)	6,633	1988/2006	2013	3-40 years
Sunset Lake Village	AL/MC	Venice	FL	13,710	1,073	13,254	838	170	1,073	13,288	974	15,335	(774)	14,561	1998/NA	2013	3-40 years
Spring Haven	AL/MC	Winter Haven	FL	18,882	3,446	21,524	1,477	489	3,446	21,674	1,816	26,936	(1,293)	25,643	1984/NA	2013	3-40 years
Willow Park	AL/MC	Boise	ID	12,583	1,456	13,548	58	173	1,456	13,665	114	15,235	(977)	14,258	1997/2011	2012	3-40 years
Grandview	AL/MC	Peoria	IL	—	1,640	12,289	280	—	1,640	12,289	280	14,209	(33)	14,176	2014	2014	3-40 years
Ashford Court	IL	Westland	MI	8,858	1,500	9,000	450	191	1,500	9,128	513	11,141	(331)	10,810	1988/1992/1997	2014	3-40 years
The Gardens	AL/MC	Ocean Springs	MS	—	850	7,034	460	130	850	7,075	549	8,474	(83)	8,391	1999 / 2004 / 2013	2014	3-40 years
Courtyards at Berne Village	AL/MC	New Bern	NC	14,191	1,657	12,892	1,148	261	1,657	12,957	1,344	15,958	(871)	15,087	1985/2004	2013	3-40 years
Kirkwood Corners	AL/MC	Lee	NH	2,191	577	1,847	124	129	577	1,901	199	2,677	(59)	2,618	1996	2014	3-40 years
Pines of New Market	AL/MC	Newmarket	NH	5,040	628	4,879	353	122	628	4,971	383	5,982	(134)	5,848	1999	2014	3-40 years

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2014
(dollars in thousands)

		Location			Initial Cost to the Company				Gross Amount Carried at Close of Period
Property Name	Type (A)	City	State	Encumbrances	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Total (B)	Accumulated Depreciation	Net Book Value	Year Constructed / Renovated	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Pine Rock Manor	AL/MC	Warner	NH	8,375	780	8,580	378	165	780	8,665	458	9,903	(217)	9,686	1994	2014	3-40 years
Manor at Woodside	IL	Poughkeepsie	NY	14,100	—	12,130	670	485	—	12,539	746	13,285	(734)	12,551	2001/NA	2013	3-40 years
Lamplight	AL/MC	Dayton	OH	8,136	1,056	7,755	750	182	1,056	7,819	868	9,743	(375)	9,368	1994/NA	2014	3-40 years
Regent Court	AL/MC	Corvallis	OR	5,034	1,044	4,974	8	133	1,044	5,049	66	6,159	(365)	5,794	1999/NA	2012	3-40 years
Sheldon Park	AL/MC	Eugene	OR	18,113	929	20,662	91	188	929	20,816	125	21,870	(1,446)	20,424	1998/NA	2012	3-40 years
Glen Riddle	AL/MC	Media	PA	16,875	1,931	16,169	870	267	1,931	16,316	990	19,237	(866)	18,371	1995/NA	2013	3-40 years
Schenley Gardens	AL/MC	Pittsburgh	PA	8,250	3,227	11,521	410	447	3,227	11,768	610	15,605	(585)	15,020	1996/NA	2013	3-40 years
Raintree	AL/MC	Knoxville	TN	7,637	643	8,642	490	106	643	8,673	565	9,881	(101)	9,780	2012	2014	3-40 years
Powell	AL/MC	Powell	TN	5,901	761	6,482	310	60	761	6,489	363	7,613	(62)	7,551	2013	2014	3-40 years
Windsor	AL/MC	Dallas	TX	33,750	5,580	31,306	1,250	151	5,580	31,404	1,303	38,287	(355)	37,932	1972/2009	2014	3-40 years
Courtyards	AL/MC	Fort Worth	TX	16,101	2,140	16,671	672	396	2,140	16,927	812	19,879	(1,535)	18,344	1986/NA	2012	3-40 years
Heritage Place	AL/MC	Bountiful	UT	8,806	570	9,558	50	887	570	10,030	465	11,065	(708)	10,357	1978/2000	2012	3-40 years
Canyon Creek	AL/MC	Cottonwood Heights	UT	14,915	1,488	16,308	58	301	1,488	16,454	213	18,155	(1,159)	16,996	2001/NA	2012	3-40 years
Chateau Brickyard	IL	Salt Lake City	UT	3,471	700	3,297	15	618	700	3,691	239	4,630	(279)	4,351	1984/2007	2012	3-40 years
Golden Living	AL/MC	Taylorsville	UT	3,699	1,111	3,126	39	441	1,111	3,354	252	4,717	(313)	4,404	1976/1994	2012	3-40 years
Heritage Oaks	IL	Richmond	VA	8,775	1,630	9,570	705	329	1,630	9,759	845	12,234	(523)	11,711	1987/NA	2013	3-40 years
Managed Properties Total				435,188	60,571	461,622	22,983	12,286	60,571	467,487	29,404	557,462	(26,267)	531,195

Triple Net Lease
Vista de la Montana	IL	Surprise	AZ	9,667	1,131	11,077	635	—	1,131	11,077	635	12,843	(425)	12,418	1998/NA	2013	3-40 years
The Westmont	IL	Santa Clara	CA	14,152	—	18,049	754	—	—	18,049	754	18,803	(643)	18,160	1991/NA	2013	3-40 years
Simi Hills	IL	Simi Valley	CA	19,673	3,209	21,999	730	—	3,209	21,999	730	25,938	(725)	25,213	2006/NA	2013	3-40 years
Parkwood Estates	IL	Fort Collins	CO	14,653	638	18,055	627	—	638	18,055	627	19,320	(598)	18,722	1987/NA	2013	3-40 years
Greeley Place	IL	Greeley	CO	11,143	237	13,859	596	—	237	13,859	596	14,692	(482)	14,210	1986/NA	2013	3-40 years
Courtyard at Lakewood	IL	Lakewood	CO	12,041	1,327	14,198	350	—	1,327	14,198	350	15,875	(453)	15,422	1992/NA	2013	3-40 years
Pueblo Regent	IL	Pueblo	CO	11,006	446	13,800	377	—	446	13,800	377	14,623	(433)	14,190	1985/NA	2013	3-40 years
Village Gate	IL	Farmington	CT	20,407	3,591	23,254	268	—	3,591	23,254	268	27,113	(652)	26,461	1989/NA	2013	3-40 years
Lodge at Cold Spring	IL	Rocky Hill	CT	19,879	—	25,807	605	—	—	25,807	605	26,412	(796)	25,616	1998/NA	2013	3-40 years
Regency Residence	IL	Port Richey	FL	12,105	1,100	14,088	771	—	1,100	14,088	771	15,959	(522)	15,437	1987/NA	2013	3-40 years
Desoto Beach Club	IL	Sarasota	FL	19,175	668	23,944	669	—	668	23,944	669	25,281	(765)	24,516	2005/NA	2013	3-40 years
Cherry Laurel	IL	Tallahassee	FL	16,857	1,100	20,457	669	—	1,100	20,457	669	22,226	(679)	21,547	2001/NA	2013	3-40 years
Palmer Hills	IL	Bettendorf	IA	9,658	1,488	10,878	466	—	1,488	10,878	466	12,832	(378)	12,454	1990/NA	2013	3-40 years

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2014
(dollars in thousands)

		Location			Initial Cost to the Company				Gross Amount Carried at Close of Period
Property Name	Type (A)	City	State	Encumbrances	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Total (B)	Accumulated Depreciation	Net Book Value	Year Constructed / Renovated	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Illahee Hills	IL	Urbandale	IA	9,898	694	11,980	476	—	694	11,980	476	13,150	(415)	12,735	1995/NA	2013	3-40 years
Blair House	IL	Normal	IL	11,721	329	14,498	627	—	329	14,498	627	15,454	(512)	14,942	1989/NA	2013	3-40 years
Thornton Place	IL	Topeka	KS	11,649	327	14,415	734	—	327	14,415	734	15,476	(530)	14,946	1998/NA	2013	3-40 years
Grasslands Estates	IL	Wichita	KS	14,559	504	17,888	802	—	504	17,888	802	19,194	(635)	18,559	2001/NA	2013	3-40 years
Jackson Oaks	IL	Paducah	KY	15,417	267	19,195	864	—	267	19,195	864	20,326	(681)	19,645	2004/NA	2013	3-40 years
Summerfield Estates	IL	Shreveport	LA	4,765	524	5,584	175	—	524	5,584	175	6,283	(180)	6,103	1988/NA	2013	3-40 years
Blue Water Lodge	IL	Fort Gratiot	MI	12,840	62	16,034	833	—	62	16,034	833	16,929	(599)	16,330	2001/NA	2013	3-40 years
Briarcrest Estates	IL	Ballwin	MO	13,872	1,255	16,509	525	—	1,255	16,509	525	18,289	(539)	17,750	1990/NA	2013	3-40 years
Country Squire	IL	St. Joseph	MO	13,534	864	16,353	627	—	864	16,353	627	17,844	(561)	17,283	1990/NA	2013	3-40 years
Orchid Terrace	IL	St. Louis	MO	21,473	1,061	26,636	833	—	1,061	26,636	833	28,530	(864)	27,666	2006/NA	2013	3-40 years
Chateau Ridgeland	IL	Ridgeland	MS	6,658	967	7,277	535	—	967	7,277	535	8,779	(307)	8,472	1986/NA	2013	3-40 years
Grizzly Peak	IL	Missoula	MT	13,208	309	16,447	658	—	309	16,447	658	17,414	(563)	16,851	1997/NA	2013	3-40 years
Jordan Oaks	IL	Cary	NC	17,856	2,103	20,847	774	—	2,103	20,847	774	23,724	(706)	23,018	2003/NA	2013	3-40 years
Durham Regent	IL	Durham	NC	19,430	1,061	24,149	605	—	1,061	24,149	605	25,815	(753)	25,062	1989/NA	2013	3-40 years
Sky Peaks	IL	Reno	NV	16,152	1,061	19,793	605	—	1,061	19,793	605	21,459	(652)	20,807	2002/NA	2013	3-40 years
Maple Downs	IL	Fayetteville	NY	20,559	782	25,656	668	—	782	25,656	668	27,106	(804)	26,302	2003/NA	2013	3-40 years
Fleming Point	IL	Greece	NY	16,695	699	20,644	668	—	699	20,644	668	22,011	(676)	21,335	2004/NA	2013	3-40 years
The Regent	IL	Corvallis	OR	6,818	1,111	7,720	228	—	1,111	7,720	228	9,059	(245)	8,814	1983/NA	2013	3-40 years
Stoneybrook Lodge	IL	Corvallis	OR	15,552	1,543	18,119	843	—	1,543	18,119	843	20,505	(650)	19,855	1999/NA	2013	3-40 years
Sheldon Oaks	IL	Eugene	OR	14,776	1,577	17,380	675	—	1,577	17,380	675	19,632	(598)	19,034	1995/NA	2013	3-40 years
Rock Creek	IL	Hillsboro	OR	10,452	1,617	11,783	486	—	1,617	11,783	486	13,886	(407)	13,479	1996/NA	2013	3-40 years
Hidden Lakes	IL	Salem	OR	14,241	1,389	16,639	893	—	1,389	16,639	893	18,921	(618)	18,303	1990/NA	2013	3-40 years
Fountains at Hidden Lakes	IL	Salem	OR	5,622	903	6,568	—	—	903	6,568	—	7,471	(187)	7,284	1990/NA	2013	3-40 years
Walnut Woods	IL	Boyertown	PA	14,196	308	18,058	496	—	308	18,058	496	18,862	(567)	18,295	1997/NA	2013	3-40 years
Manor at Oakridge	IL	Harrisburg	PA	19,670	992	24,379	764	—	992	24,379	764	26,135	(788)	25,347	2000/NA	2013	3-40 years
Essex House	IL	Lemoyne	PA	20,622	936	25,585	669	—	936	25,585	669	27,190	(800)	26,390	2002/NA	2013	3-40 years
Uffelman Estates	IL	Clarksville	TN	8,614	625	10,521	298	—	625	10,521	298	11,444	(335)	11,109	1993/NA	2013	3-40 years
Arlington Plaza	IL	Arlington	TX	7,987	319	9,821	391	—	319	9,821	391	10,531	(342)	10,189	1987/NA	2013	3-40 years
Parkwood Healthcare	CCRC	Bedford	TX	15,159	2,746	15,463	755	—	2,746	15,463	755	18,964	(278)	18,686	1986/2008	2014	3-40 years
Parkwood Retirement	IL	Bedford	TX	11,809	2,829	11,639	306	—	2,829	11,639	306	14,774	(186)	14,588	1986/2007	2014	3-40 years
The Bentley	IL	Dallas	TX	11,401	2,351	12,271	526	—	2,351	12,271	526	15,148	(429)	14,719	1996/NA	2013	3-40 years
Whiterock Court	IL	Dallas	TX	11,657	2,837	12,205	446	—	2,837	12,205	446	15,488	(416)	15,072	2001/NA	2013	3-40 years
Autumn Leaves	CCRC	Dallas	TX	18,926	3,851	18,729	1,097	—	3,851	18,729	1,097	23,677	(352)	23,325	1971/2012	2014	3-40 years
Monticello West	AL/MC	Dallas	TX	20,617	3,344	21,226	1,225	—	3,344	21,226	1,225	25,795	(391)	25,404	1980/2013	2014	3-40 years
Signature Pointe	CCRC	Dallas	TX	28,982	5,192	29,486	1,579	—	5,192	29,486	1,579	36,257	(535)	35,722	1998/2013	2014	3-40 years

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2014
(dollars in thousands)

		Location			Initial Cost to the Company				Gross Amount Carried at Close of Period
Property Name	Type (A)	City	State	Encumbrances	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Total (B)	Accumulated Depreciation	Net Book Value	Year Constructed / Renovated	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Walnut Place	CCRC	Dallas	TX	19,507	5,241	18,255	907	—	5,241	18,255	907	24,403	(324)	24,079	1980/2012	2014	3-40 years
Dogwood Estates	IL	Denton	TX	15,235	1,002	18,525	714	—	1,002	18,525	714	20,241	(636)	19,605	2005/NA	2013	3-40 years
Pinewood Hills	IL	Flower Mound	TX	15,301	2,073	17,552	704	—	2,073	17,552	704	20,329	(609)	19,720	2007/NA	2013	3-40 years
Ventura Place	IL	Lubbock	TX	15,168	1,018	18,034	946	—	1,018	18,034	946	19,998	(677)	19,321	1997/NA	2013	3-40 years
The El Dorado	IL	Richardson	TX	10,805	1,316	12,220	710	—	1,316	12,220	710	14,246	(470)	13,776	1996/NA	2013	3-40 years
Madison Estates	IL	San Antonio	TX	12,529	1,528	14,850	268	—	1,528	14,850	268	16,646	(437)	16,209	1984/NA	2013	3-40 years
Pioneer Valley Lodge	IL	North Logan	UT	14,949	1,049	17,920	740	—	1,049	17,920	740	19,709	(632)	19,077	2001/NA	2013	3-40 years
Colonial Harbor	IL	Yorktown	VA	17,007	2,211	19,523	689	—	2,211	19,523	689	22,423	(653)	21,770	2005/NA	2013	3-40 years
Oakwood Hills	IL	Eau Claire	WI	15,078	516	18,872	645	—	516	18,872	645	20,033	(631)	19,402	2003/NA	2013	3-40 years
Triple Net Lease Total				823,382	78,228	966,713	36,526	—	78,228	966,713	36,526	1,081,467	(30,721)	1,050,746
Grand Total				1,258,570	138,799	1,428,335	59,509	12,286	138,799	1,434,200	65,930	1,638,929	(56,988)	1,581,941

(A)	AL/MC represents assisted living and memory care; IL represents independent living and CCRC represents continuing care retirement communities.

(B)
For United States federal income tax purposes, the initial aggregate cost basis, including furniture, fixtures, and equipment, for New Senior’s senior housing real estate assets at December 31, 2014 was approximately $1.66 billion.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2014
(dollars in thousands)

The following is a rollforward of the gross carrying amount and accumulated depreciation (depreciation is calculated on a straight line basis using the estimated useful lives detailed in Note 2) of senior housing real estate for the years ended December 31, 2014, December 31, 2013 and December 31, 2012:

Gross carrying amount	December 31, 2014	December 31, 2013	December 31, 2012 (A)
Beginning of period	$1,373,428	$164,360	$126,201
Acquisitions	260,543	1,205,607	37,872
Additions	8,538	3,502	297
Disposals and other	(3,580)	(41)	(10)
End of period	$1,638,929	$1,373,428	$164,360

Accumulated depreciation
Beginning of period	$(10,526)	$(1,558)	$—
Depreciation expense	(46,622)	(8,984)	(1,559)
Disposals and other	160	16	1
Balance at end of year	$(56,988)	$(10,526)	$(1,558)

(A) The rollforward of the gross real estate investment for the period ended December 31, 2012 excludes any activity in the predecessor period as such balances are on a different basis of accounting. The balance at the beginning of the period for the period reflects the Company's initial investment in senior housing properties as of July 18, 2012.

ITEM 9. CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)
Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

(b)	There were no material changes noted during the timeframe of October 2014 to December 2014.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (1992).

Based on our assessment, management concluded that, as of December 31, 2014, the Company’s internal controls over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

ITEM 9B. OTHER INFORMATION
None

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference to our definitive proxy statement for the 2014 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A Exchange Act, within 120 days after the fiscal year ended December 31, 2014.

ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference to our definitive proxy statement for the 2014 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A Exchange Act, within 120 days after the fiscal year ended December 31, 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENFICIAL OWNERS AND MANAGEMENT AND REALTED STOCKHOLDER MATTERS
Incorporated by reference to our definitive proxy statement for the 2014 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A Exchange Act, within 120 days after the fiscal year ended December 31, 2014.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Incorporated by reference to our definitive proxy statement for the 2014 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A Exchange Act, within 120 days after the fiscal year ended December 31, 2014.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated by reference to our definitive proxy statement for the 2014 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A Exchange Act, within 120 days after the fiscal year ended December 31, 2014.

ITEM 15. EXHIBITS; FINANCIAL STATEMENT SCHEDULES

(a)	Financial statements and schedules: See “Financial Statements and Supplementary Data” included in Part II, Item 8 of this Form 10-K
(b)	Exhibits filed with this Form 10-K:
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

10.1
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

10.17	Purchase and Sale Agreement, dated as of December 21, 2014, by and among the Purchasers named therein and the Sellers named therein, each of which is an affiliate of Hawthorn Retirement Group LLC
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. 32.2
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. 32.2
EX-99.1	Consolidated Financial Statements of Holiday AL Holdings LP for the years ended December 31, 2014, 2013, and 2012
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Master Lease, dated December 23, 2013, by and among the Landlords named therein and NCT Master Tenant II LLC.
Guaranty of Lease, dated December 23, 2013, by Holiday AL Holdings LP in favor of the Landlords named therein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

NEW SENIOR INVESTMENT GROUP
By:	/s/ Wesley R. Edens
Wesley R. Edens
Chairman of the Board

February 26, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Wesley R. Edens
Wesley R. Edens
Chairman of the Board

February 26, 2015

By:	/s/ Susan Givens
Susan Givens
Director and Chief Executive Officer

February 26, 2015

By:	/s/ Justine A. Cheng
Justine A. Cheng
Chief Financial Officer

February 26, 2015

By:	/s/ Julien Hontang
Julien Hontang
Principal Accounting Officer

February 26, 2015

By:	/s/ Virgis W. Colbert
Virgis W. Colbert
Director

February 26, 2015

By:	/s/ Michael D. Malone
Michael D. Malone
Director

February 26, 2015

By:	/s/ Stuart A. McFarland
Stuart A. McFarland
Director

February 26, 2015

By:	/s/ Cassia van der Hoof Holstein
Cassia van der Hoof Holstein
Director

February 26, 2015