Form 10-Q
period 2015-03-31
New Senior Investment Group Inc.
filed 2015-05-08
CIK 1610114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.
Common stock, $0.01 par value per share: 66,415,415 shares outstanding as of April 30, 2015.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in New Senior Investment Group Inc. We urge you to carefully review and consider the various disclosures made in this report.

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

•
our ability to maintain our qualification as a Real Estate Investment Trust ("REIT") for U.S. federal income tax purposes and the potentially onerous consequences that any failure to maintain such qualification would have on our business; and

•
our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “1940 Act”) and the fact that maintaining such exemption imposes limits on our operations.

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

The Company acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding contractual provisions are required to make the statements in this report not misleading.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	March 31, 2015	December 31, 2014
Assets	(Unaudited)
Real estate investments:
Land	$170,690	$138,799
Buildings, improvements and other	1,907,393	1,500,130
Accumulated depreciation	(70,391)	(56,988)
Net real estate property	2,007,692	1,581,941
Acquired lease and other intangible assets	239,557	178,615
Accumulated amortization	(95,811)	(79,021)
Net real estate intangibles	143,746	99,594
Net real estate investments	2,151,438	1,681,535

Cash and cash equivalents	107,090	226,377
Receivables and other assets, net	69,208	58,247
Total Assets	$2,327,736	$1,966,159

Liabilities and Equity
Liabilities
Mortgage notes payable, net	$1,614,759	$1,223,224
Due to affiliates	9,924	6,882
Dividends payable	—	15,276
Accrued expenses and other liabilities	75,753	72,241
Total Liabilities	$1,700,436	$1,317,623

Commitments and contingencies

Equity
Preferred Stock $0.01 par value, 100,000,000 shares authorized and none outstanding as of both March 31, 2015 and December 31, 2014	$—	$—
Common stock $0.01 par value, 2,000,000,000 shares authorized, 66,415,415 shares issued and outstanding as of both March 31, 2015 and December 31, 2014	664	664
Additional paid-in capital	672,604	672,587
Accumulated deficit	(45,968)	(24,715)
Total Equity	$627,300	$648,536

Total Liabilities and Equity	$2,327,736	$1,966,159

 See notes to Condensed Consolidated Financial Statements.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended March 31,
	2015	2014
Revenues
Resident fees and services	$47,188	$35,537
Rental revenue	26,672	22,298
Total revenues	73,860	57,835

Expenses
Property operating expense	34,271	25,559
Depreciation and amortization	30,157	22,835
Interest expense	15,312	13,305
Acquisition, transaction and integration expense	3,918	4,223
Management fee to affiliate	3,050	1,653
General and administrative expense	3,409	838
Loss on extinguishment of debt	5,091	—
Total expenses	$95,208	$68,413

Loss Before Income Taxes	(21,348)	(10,578)
Income tax (benefit) expense	(95)	360
Net Loss	$(21,253)	$(10,938)

Loss Per Share of Common Stock
Basic and diluted (A)	$(0.32)	$(0.16)

Weighted Average Number of Shares of Common Stock Outstanding
Basic and diluted (B)	66,415,415	66,399,857

Dividends Declared Per Share of Common Stock	$—	$—

(A)
Basic EPS is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the additional dilutive effect, if any, of common stock equivalents during each period.

(B)
For the purposes of computing income per share of common stock for periods prior to the spin-off on November 6, 2014, the Company treated the common shares issued in connection with the spin-off as if they had been outstanding for all periods presented, similar to a stock split. The 5.5 million options that were issued on the spin-off date were excluded from the diluted share calculation as their effect would have been anti-dilutive.

See notes to Condensed Consolidated Financial Statements.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)
(dollars in thousands, except share data)

	Common Stock
	Shares	Amount	Accumulated Deficit	Additional Paid in Capital	Total Equity
Equity at December 31, 2014	66,415,415	$664	$(24,715)	$672,587	$648,536
Fair value of stock options issued	—	—	—	17	17
Net loss	—	—	(21,253)	—	(21,253)
Equity at March 31, 2015	66,415,415	$664	$(45,968)	$672,604	$627,300

See notes to Condensed Consolidated Financial Statements.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2015	2014
Cash Flows From Operating Activities
Net loss	$(21,253)	$(10,938)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	30,193	22,835
Amortization of deferred financing costs	2,198	2,054
Amortization of deferred community fees	(563)	(266)
Amortization of premium on mortgage notes payable	230	215
Non-cash straight line rent	(6,166)	(6,064)
Loss on extinguishment of debt	5,091	—
Equity-based compensation	17	—
Provision for bad debt	467	233
Changes in:
Receivables and other assets	(3,244)	(2,042)
Due to affiliates	3,042	1,511
Accrued expenses and other liabilities	2,985	8,253
Net cash provided by operating activities	$12,997	$15,791
Cash Flows From Investing Activities
Acquisitions of real estate investments and intangibles	$(492,943)	$(23,000)
Capital expenditures	(2,460)	(1,785)
Funds reserved for future capital expenditures	(445)	(253)
Deposits paid for real estate investments	(4,955)	(2,448)
Net cash used in investing activities	$(500,803)	$(27,486)
Cash Flows From Financing Activities
Proceeds from mortgage notes payable	$687,722	$17,250
Principal payments of mortgage notes payable	(4,176)	(2,739)
Repayments of mortgage notes payable	(289,484)	—
Payment of exit fee on extinguishment of debt	(1,499)	—
Payment of deferred financing costs	(7,779)	(252)
Payment of common stock dividend	(15,276)	—
Purchase of interest rate caps	(989)	—
Contributions	—	12,129
Distributions	—	(8,081)
Net cash provided by financing activities	$368,519	$18,307
Net (Decrease) Increase in Cash and Cash Equivalents	(119,287)	6,612
Cash and Cash Equivalents, Beginning of Period	226,377	30,393
Cash and Cash Equivalents, End of Period	$107,090	$37,005

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$13,565	$8,667
Cash paid during the period for income taxes	—	82

 See notes to Condensed Consolidated Financial Statements.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2015
(dollars in thousands, except share data)

1.	ORGANIZATION

New Senior Investment Group Inc. (“New Senior” or “the Company”) owns a diversified portfolio of 121 primarily private pay senior housing properties located across 31 states. The Company was formed as Newcastle Senior Living Holdings LLC, a Delaware limited liability company, in 2012 and converted to a Delaware corporation on May 30, 2014 and changed its name to New Senior Investment Group Inc. on June 16, 2014.

On November 6, 2014, the spin-off of New Senior was completed with the distribution of all of the outstanding shares of New Senior to the holders of Newcastle Investment Corp. (“Newcastle”) common stock. Newcastle was the sole stockholder of the Company until the spin-off. Following the spin-off, New Senior is a separate publicly traded Real Estate Investment Trust (“REIT”) primarily focused on investing in senior housing properties and is listed on the New York Stock Exchange (“NYSE”) under the symbol “SNR.” The Company is headquartered in New York, New York.

New Senior has been operating so as to qualify as a REIT for U.S. federal income tax purposes for the tax year ending December 31, 2015. As such, New Senior will generally not be subject to U.S. federal corporate income tax on that portion of its net income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements. Certain of the Company's assets that produce non-qualifying income are owned by the Company's taxable REIT subsidiaries ("TRS"), the income of which is subject to federal and state income taxes.

The Company has invested in 121 senior housing properties as of March 31, 2015 and operates in two reportable segments: (1) Managed Properties and (2) Triple Net Lease Properties.

Managed Properties – The Company has engaged property managers to manage 64 of its properties on a day-to-day basis under the Managed Properties segment. These properties consist of 25 dedicated independent living facilities (“IL-only”) and 39 properties with a combination of assisted living/memory care (“AL/MC”) facilities. The Company’s Managed Properties are managed by Holiday Acquisition Holdings LLC (“Holiday”), a portfolio company that is majority owned by private equity funds managed by an affiliate of FIG LLC (the “Manager”), a subsidiary of Fortress Investment Group LLC (“Fortress”), FHC Property Management LLC (together with its subsidiaries, “Blue Harbor”), an affiliate of the Manager, or Jerry Erwin Associates, Inc. (“JEA”), collectively, the “Property Managers,” under property management agreements (the “Property Management Agreements”). Under the Property Management Agreements, the Property Managers are responsible for the day-to-day operations of the Company’s senior housing properties and are entitled to a management fee in accordance with the terms of the Property Management Agreements.

The Company has entered into long-term property management agreements for its managed properties with Blue Harbor, Holiday and JEA. Blue Harbor and Holiday’s property management agreements have initial ten-year terms, with successive, automatic one-year renewal periods. JEA’s property management agreement has an initial five-year term, with successive, automatic one-year renewal periods. Under these agreements, the Company pays monthly property management fees. For AL/MC properties managed by Blue Harbor and Holiday, the Company pays management fees equal to 6% of effective gross income, as defined in the respective property management agreements, for the first two years and 7% thereafter. For IL-only properties managed by Blue Harbor and Holiday, the Company pays management fees equal to 5% of effective gross income. The Company pays management fees equal to 5% of gross revenues, as defined in the property management agreement, for the property managed by JEA.

Triple Net Lease Properties – The Company has also invested in 57 properties (the “Holiday Portfolio” and the Life Care Services ("LCS") Portfolio) subject to triple net lease arrangements under the Triple Net Lease Properties segment. These properties consist of 52 IL-only properties, four rental Continuing Care Retirement Communities (“CCRC”) properties and one AL/MC property. In a triple net lease arrangement, the Company purchases property and leases it back to the seller or to a third party, and the lessee agrees to operate and maintain the property at its own expense, including repairs, maintenance, capital expenditures, utilities, taxes, insurance and the payroll expense of property-level employees. The Company’s triple net lease agreements have initial terms of approximately 15 or 17 years and include renewal options and periodic rent increases ranging from 2.5% to 4.5% in future years.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2015
(dollars in thousands, except share data)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP’’) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Condensed Consolidated Financial Statements include the accounts of New Senior and its consolidated subsidiaries. All significant intercompany transactions and balances have been eliminated. New Senior consolidates those entities in which it has control over significant operating, financial and investing decisions of the entity. As of March 31, 2015 and December 31, 2014, the Company did not have any investments in Variable Interest Entities (“VIEs”). VIEs are defined as entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These Condensed Consolidated Financial Statements should be read in conjunction with the results of operations, financial position and cash flows in the Company's Financial Statements on Form 10-K for the year ended December 31, 2014.

During the three months ended March 31, 2014, the Company was not operated as a stand-alone business from Newcastle. Information in the Condensed Consolidated Financial Statements for this period has been prepared on a stand-alone basis from the Condensed Consolidated Financial Statements and accounting records of Newcastle. Information in the Condensed Consolidated Financial Statements for this period does not necessarily reflect what New Senior’s consolidated results of operations, financial position and cash flows would have been had New Senior operated as an independent company prior to the spin-off. Management believes the assumptions and methods of allocation used in the accompanying Condensed Consolidated Financial Statements are reasonable.

The accompanying Condensed Consolidated Financial Statements reflect all revenues, expenses and cash flows directly attributable to the Company. Certain expenses of Newcastle, comprised primarily of a portion of its management fee, acquisition and transaction costs and general and administrative costs, have been allocated to New Senior to the extent they were directly associated with the Company for periods prior to the spin-off. The portion of the management fee allocated to New Senior prior to the spin-off represents the product of the management fee rate payable by Newcastle, 1.5% and New Senior’s gross equity, which management believes is a reasonable method for quantifying the cost of the services provided by the employees of the Manager to the Company. New Senior and Newcastle have not shared any costs subsequent to the spin-off. See Note 11 for details related to management agreement terms.

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

Use of Estimates

Management is required to make estimates and assumptions when preparing financial statements in conformity with GAAP. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the accompanying Condensed Consolidated Financial Statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from management’s estimates.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2015
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

Rental Revenue - Rental revenue from the Triple Net Lease Properties segment is recognized on a straight-line basis over the applicable term of the lease when collectability is reasonably assured. Recognizing rental revenue on a straight-line basis typically results in recognizing revenue in excess of cash amounts contractually due from the Company’s tenants during the first half of the lease term, creating a straight-line rent receivable that is included in other assets. As of March 31, 2015 and December 31, 2014, straight-line rent receivables were $32,620 and $26,454, respectively.

Acquisition Accounting

The Company has determined that all of its acquisitions should be accounted for under the acquisition method. The accounting for acquisitions requires the identification and measurement of all acquired tangible and intangibles assets and assumed liabilities at their respective fair values as of the respective acquisition dates. Recognized intangible assets primarily include the fair value of in-place resident leases and above/below market lease intangibles. In measuring the fair value of net tangible and identified intangible assets acquired and liabilities assumed, management uses information obtained as a result of pre-acquisition due diligence, marketing, leasing activities and independent appraisals. In the case of real property, the fair value of the tangible assets acquired is determined by valuing the property as if it were vacant.

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

Contingent consideration, if any, is measured at fair value on the date of acquisition. The fair value of the contingent consideration is remeasured at each reporting date with any change recorded in "Other (income) expense" in the Condensed Consolidated Statements of Operations.

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
March 31, 2015
(dollars in thousands, except share data)

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

Derivative Instruments

In the normal course of business, the Company may use derivative instruments to manage, or hedge, interest rate risk. The Company does not use derivative instruments for trading or speculative purposes. The Company recognizes all derivatives as either assets or liabilities at fair value and they are recorded in "Receivables and other assets, net" or "Accrued expenses and other liabilities," respectively, in the Condensed Consolidated Balance Sheets. The valuation of derivatives requires the Company to make estimates and judgments that affect the fair value of the instruments. The Company estimates the fair value of derivatives based on pricing models that consider level 2 inputs including forward yield curves, cap strike rates, cap volatility and discount rates. The Company does not apply hedge accounting and fair value adjustments, if any, are recorded in "Other (income) expense" in the Condensed Consolidated Statements of Operations.

The Company has exposure to counterparty credit risk for its derivative transactions. Credit risk represents the potential for loss due to the default of a counterparty. The Company performs due diligence including reviewing the counterparty's credit quality prior to entering into derivative transactions. As of March 31, 2015, the Company's outstanding derivatives were executed with investment grade counterparties.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2015
(dollars in thousands, except share data)

Recent Accounting Pronouncements

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

In February 2015, the FASB issued ASU 2015-02 which amends the consolidation guidance in ASC 810. The standard eliminates the deferral of FAS 167, per ASC 810-10-65-2(a), that has allowed certain investment funds to follow the previous consolidation guidance in FIN 46 (R). The standard changes whether (1) fees paid to a decision maker or service provider represent a variable interest, (2) a limited partnership or similar entity has the characteristics of a VIE and (3) a reporting entity is the primary beneficiary of a VIE. The effective date of the standard will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 for public companies, and early adoption is permitted. Fortress elected to early adopt this ASU and as a result of such adoption, the Company, which was a consolidated subsidiary of Fortress in 2014, was deconsolidated by Fortress during the period ended March 31, 2015. The Company is currently evaluating the new guidance to determine the impact it may have on its Condensed Consolidated Financial Statements.

In April 2015, the FASB issued ASU 2015-03 Simplifying the Presentation of Debt Issuance Costs. The standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The effective date of the standard will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 for public companies, and early adoption is permitted. The Company has elected to early adopt the provisions of this ASU beginning with the quarter ended March 31, 2015 and it requires retrospective application to all prior periods. Accordingly, "Mortgage notes payable, net" is reported net of deferred financing costs of $40,038 and $36,206 as of March 31, 2015 and December 31, 2014, respectively, in the Condensed Consolidated Balance Sheets.

The FASB has recently issued or discussed a number of proposed standards on such topics as financial statement presentation, leases, financial instruments and hedging. Some of these proposed changes are significant and could have a material impact on New Senior's Condensed Consolidated Financial Statements. The Company has not yet fully evaluated the potential impact of all these proposals, but will make such an evaluation as the standards are finalized.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2015
(dollars in thousands, except share data)

3.	ACQUISITIONS

Hawthorn acquisition

On March 27, 2015, the Company acquired a portfolio of 17 private pay, IL-only properties located across 10 states for a purchase price of $435,000 (which includes a deposit of $4,350 paid in the fourth quarter of 2014), plus associated debt prepayment penalties of $26,499. This acquisition was financed with new debt of $323,894 (net of deferred financing costs), which is part of the Freddie financing (as defined in Note 8), and the remainder was paid with cash on hand. This portfolio was integrated into the Managed Properties segment.

CSL acquisition

On January 22, 2015, the Company acquired a portfolio of four private pay, IL-only properties located across four states for total consideration of $36,299 (which includes a deposit of $505 paid in the fourth quarter of 2014). The Freddie financing includes $28,014 which is secured by these properties. This portfolio was integrated into the Managed Properties segment.

See Note 8 for further information about the debt issued in connection with the Hawthorn and CSL acquisitions.

Resident fees and services and Net loss were $2,678 and $2,260, respectively, for the acquisitions made during the three months ended March 31, 2015. The Company has retained Holiday and Blue Harbor to manage 19 and 2 of the properties, respectively.

During the three months ended March 31, 2014, the Company acquired two (one IL-only and one AL/MC) senior housing properties. Both properties were integrated into the Company’s Managed Properties segment and the Company retained Holiday to manage the properties.

The following table summarizes the preliminary fair value of identifiable assets acquired and liabilities assumed in connection with the acquisitions completed in the three month period ended March 31, 2015 in accordance with the acquisition method of accounting:

Managed Properties
Real estate investments	$437,003
In-place lease intangibles	60,955
Other assets, net of other liabilities	(160)
Total Consideration	497,798

Mortgage notes payable, net (A)	351,908
Net assets	$145,890

Total acquisition related expenses	$1,148

(A)	Represents new debt issued in connection with the acquisitions and is reported net of deferred financing costs of $3,280.

The Company's acquisition accounting for transactions completed through March 31, 2015 is still preliminary (with the exception of properties acquired through the first quarter of 2014 for which the acquisition accounting has been finalized), pending the completion of various analyses and the finalization of estimates used in the determination of fair values. During the measurement period, additional assets or liabilities may be recognized if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets or liabilities as of that date. The preliminary measurement of net assets acquired may be adjusted after obtaining additional information regarding, among other things, asset valuations (including market and other information with which to determine fair values), liabilities assumed, the analysis of assumed contracts, and revisions of previous estimates. These adjustments may be significant and will be accounted for retrospectively.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2015
(dollars in thousands, except share data)

During the three months ended March 31, 2015, measurement period adjustments were made based on the valuation of assets acquired and liabilities assumed. The adjustments included a decrease of $308 for real estate investments, a decrease of $12 for in-place lease intangibles and an increase of $320 for other assets. None of the measurement period adjustments had a material impact on the Company's previously reported results of operations.

The following table illustrates the effect of the acquisitions completed in the period from January 1, 2014 to March 31, 2015 on revenues and pre-tax net income as if they had been consummated as of January 1, 2014:

	Three Months Ended March 31,
	2015	2014
Revenues	$88,436	$85,051
Pre-tax net loss	(25,467)	(20,453)

The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred as of January 1, 2014, nor are they necessarily indicative of future operating results.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2015
(dollars in thousands, except share data)

4.	SEGMENT REPORTING

As of March 31, 2015, the Company operated in two reportable business segments: Managed Properties and Triple Net Lease Properties. Under its Managed Properties segment, the Company invests in senior housing properties throughout the United States and engages property managers to manage those senior housing properties. Under its Triple Net Lease Properties segment, the Company invests in senior housing and healthcare properties throughout the United States and leases those properties to healthcare operating companies under triple net leases that obligate the tenants to pay all property-related expenses, including repairs, maintenance, capital expenditures, utilities, taxes, insurance and the payroll expense of property-level employees.

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

Interest expense, depreciation and amortization, general and administrative expense, acquisition, transaction and integration expense, management fee to affiliate, income tax expense and discontinued operations (if any) are not allocated to individual segments for purposes of assessing segment performance. There are no intersegment sales or transfers.

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Triple Net Lease Properties	Managed Properties	Consolidated	Triple Net Lease Properties	Managed Properties	Consolidated
Revenues
Resident fees and services	$—	$47,188	$47,188	$—	$35,537	$35,537
Rental revenue	26,672	—	26,672	22,298	—	22,298
Less: Property operating expense	—	34,271	34,271	—	25,559	25,559
Segment NOI	$26,672	$12,917	$39,589	$22,298	$9,978	$32,276

Depreciation and amortization			30,157			22,835
Interest expense			15,312			13,305
Acquisition, transaction and integration expense			3,918			4,223
Management fee to affiliate			3,050			1,653
General and administrative expense			3,409			838
Loss on extinguishment of debt			5,091			—
Income tax (benefit) expense			(95)			360
Net Loss			$(21,253)			$(10,938)

Property operating expense includes property management fees and travel reimbursement costs. The Company also reimbursed the Property Managers for property-level payroll expenses. See Note 11 for additional information on these expenses related to Blue Harbor and Holiday. Reimbursements paid to JEA during the period ended March 31, 2015 were not material.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2015
(dollars in thousands, except share data)

Assets by reportable business segment are as follows:

	March 31, 2015		December 31, 2014
Assets:	Amount	Percentage	Amount	Percentage
Triple Net Lease Properties	$1,171,045	50.3%	$1,175,690	59.8%
Managed Properties	1,156,691	49.7%	790,469	40.2%
Total Assets	$2,327,736	100.0%	$1,966,159	100.0%

The tenant for the Holiday Portfolio, an affiliate of Fortress, accounted for 30.2% and 38.6% of the total revenues for the three months ended March 31, 2015 and March 31, 2014, respectively.

The following table presents the states that contribute the highest percentage of total revenue:

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	Number of Communities	% of Revenue	Number of Communities	% of Revenue
Florida	22	22.6%	19	27.2%
Texas	17	16.6%	9	8.4%
California	8	7.6%	5	8.9%
Oregon	8	6.4%	8	7.8%
Pennsylvania	5	6.4%	5	8.1%
Utah	6	5.8%	5	7.0%
Other	55	34.6%	35	32.6%
Total	121	100.0%	86	100.0%

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2015
(dollars in thousands, except share data)

5.	REAL ESTATE INVESTMENTS

	March 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value
Land	$170,690	$—	$170,690	$138,799	$—	$138,799
Building and improvements	1,822,299	(53,093)	1,769,206	1,434,200	(43,164)	1,391,036
Furniture, fixtures and equipment	85,094	(17,298)	67,796	65,930	(13,824)	52,106
Total	$2,078,083	$(70,391)	$2,007,692	$1,638,929	$(56,988)	$1,581,941

Depreciation expense for the three months ended March 31, 2015 and March 31, 2014 was $13,403 and $10,600, respectively.

The following table summarizes the Company’s real estate intangibles as of March 31, 2015 and December 31, 2014:

	March 31, 2015				December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Amortization Period
Above/below market lease intangibles, net	$5,868	$(216)	$5,652	52.3 years	$5,868	$(167)	$5,701	52.1 years
In-place lease intangibles	227,893	(94,476)	133,417	2.5 years	166,951	(77,889)	89,062	2.3 years
Other intangibles	5,796	(1,119)	4,677	9.3 years	5,796	(965)	4,831	9.6 years
Total intangibles	$239,557	$(95,811)	$143,746		$178,615	$(79,021)	$99,594

Amortization expense for the three months ended March 31, 2015 and March 31, 2014 was $16,790 and $12,235, respectively. Accretion of below market leases of $36 and $24 is included in "Rental revenue" in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and March 31, 2014, respectively.

The estimated future amortization of intangible assets is as follows:

Years Ending December 31
Remainder of 2015	$59,852
2016	53,516
2017	22,289
2018	619
2019	503
Thereafter	6,967
Total	$143,746

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2015
(dollars in thousands, except share data)

6.	RECEIVABLES AND OTHER ASSETS, NET

	March 31, 2015	December 31, 2014
Straight line rent receivables	$32,620	$26,454
Escrows held by lenders (A)	12,639	10,768
Other receivables	7,204	5,845
Prepaid expenses	2,741	3,217
Resident receivables, net	3,511	3,162
Deferred tax asset	5,123	4,672
Security deposits	1,364	1,225
Income tax receivable	1,833	1,870
Interest rate cap	1,014	—
Other assets	1,159	1,034
Total	$69,208	$58,247

(A)	Escrows held by lenders represent amounts deposited in tax, insurance, and replacement reserve escrow accounts that are related to mortgage notes collateralized by New Senior's properties.

The following table summarizes the allowance for doubtful accounts and the related provision for resident receivables:

	March 31, 2015	March 31, 2014
Balance, beginning of period	$190	$303
Provision for bad debt	467	233
Write-offs, net of recoveries	(306)	(29)
Balance, end of period	$351	$507

The provision for resident receivables and related write-offs are included in "Property operating expense" in the Condensed Consolidated Statements of Operations.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2015
(dollars in thousands, except share data)

7.	DEFERRED FINANCING COSTS

In April 2015, the FASB issued ASU 2015-03 Simplifying the Presentation of Debt Issuance Costs. The standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company has elected to early adopt the provisions of this ASU beginning with the quarter ended March 31, 2015 and it requires retrospective application to all prior periods. The following table presents the retrospective effect of this ASU:

	December 31, 2014			March 31, 2015
	Previous Presentation	Adjustment	Current Presentation	Current Presentation (A)
Assets:
Deferred financing costs, net	$36,206	$(36,206)	$—	$—
Liabilities:
Mortgage notes payable, net	$1,259,430	$(36,206)	$1,223,224	$1,614,759

(A)	Reported net of deferred financing costs of $40,038.

The deferred financing costs summarized in the following table are presented as a reduction to "Mortgage notes payable, net" in the Condensed Consolidated Balance Sheets.

	March 31, 2015	December 31, 2014
Gross carrying amount	$50,391	$45,569
Accumulated amortization	(10,353)	(9,363)
Total	$40,038	$36,206

Amortization of deferred financing costs is reported within "Interest expense" in the Condensed Consolidated Statements of Operations.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2015
(dollars in thousands, except share data)

8.	MORTGAGE NOTES PAYABLE, NET

	March 31, 2015					December 31, 2014
	Outstanding Face Amount	Carrying Value (A)	Final Stated Maturity	Stated Interest Rate	Weighted Average Maturity (Years)	Outstanding Face Amount	Carrying Value (A)
Managed Properties
Fixed Rate (B)	$144,678	$144,080	Dec 2018 - March 2020	3.65% to 4.93%	4.3	$156,763	$154,696
Floating Rate (C)	687,722	679,193	Apr 2022	1M LIBOR + 2.20% to 1M LIBOR + 2.34%	7.0	278,424	275,689
Triple Net Lease Properties
Fixed Rate (D)	705,231	677,868	Jan 2021 - Jan 2024	3.83% to 8.00%	7.0	708,383	679,333
Floating Rate	115,000	113,618	Oct 2017	3M LIBOR + 3.25%	2.5	115,000	113,506
Total	$1,652,631	$1,614,759			6.5	$1,258,570	$1,223,224

(A)	The totals are reported net of deferred financing costs of $40,038 and $36,206 as of March 31, 2015 and December 31, 2014, respectively.

(B)
Includes loans with an outstanding face amount of $40,412, as of March 31, 2015, for which the Company bought down the interest rate to 4.0% through July 2015. The interest rate will range from 5.99% to 6.76% thereafter. The amount as of December 31, 2014 included a loan with an outstanding face amount of $11,432 which was refinanced and replaced in March 2015. See below for further information.

(C)
Includes loans with an outstanding face amount of $670,000 and $17,722, as of March 31, 2015, which have LIBOR caps of 3.66% and 3.80%, respectively. The amount as of December 31, 2014 represents loans under previous terms which were refinanced and replaced in March 2015. See below for further information.

(D)
Includes loans with an outstanding face amount of $355,190 and $310,804, as of March 31, 2015, for which the Company bought down the interest rates to 4.00% and 3.83%, respectively, through January 2019. The interest rates will increase to 4.99% and 4.56%, respectively, thereafter.

In March 2015, the Company obtained mortgage financing of $670,000 ("Freddie financing") and $17,722 ("Fannie financing"). The Freddie financing and Fannie financing both mature in April 2022 and carry terms of 1-month LIBOR plus 2.34% and 1-month LIBOR plus 2.20%, respectively. Proceeds from the Freddie financing were used to fund the Hawthorn acquisition and associated costs of $326,815, to refinance $297,030 of existing floating and fixed rate mortgage loans and to provide additional financing of $46,155, which is secured by previously unencumbered properties. The Company recognized a loss on extinguishment of debt of $5,091, which represents the write-off of related unamortized deferred financing costs, mortgage discounts, exit fees and other costs, as of the date of the refinancing, and is included in "Loss on extinguishment of debt" in the Condensed Consolidated Statements of Operations. In connection with these financings, the Company entered into two interest rate cap contracts that cap LIBOR at 3.66% and 3.80%, respectively. See Note 9 for further information about these interest rate caps.

The carrying value of the collateral relating to the fixed rate and floating rate mortgages was $1,099,408 and $1,050,073 as of March 31, 2015 and $1,130,582 and $524,996 as of December 31, 2014, respectively.

The Company’s mortgage notes payable contain various customary financial and other covenants, and in one case includes a Debt Service Coverage Ratio and Project Yield, as defined in the agreements. The Company was in compliance with the covenants of its mortgage notes payable agreements as of March 31, 2015.

The fair values of mortgage notes payable as of March 31, 2015 and December 31, 2014 was $1,672,814 and $1,283,109, respectively. Mortgage notes payable are not measured at fair value in the Condensed Consolidated Balance Sheets. The disclosed fair value of mortgage notes payable, classified as level 3 within the fair value hierarchy, is based on a discounted cash flow valuation model. Significant inputs in the model include amounts and timing of expected future cash flows and market yields which are constructed based on inputs implied from similar debt offerings.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2015
(dollars in thousands, except share data)

9.	DERIVATIVE INSTRUMENTS

In March 2015, the Company entered into two interest rate cap contracts to hedge future payments on floating rate debt obligations with outstanding face amounts of $670,000 and $17,722, respectively. These contracts cap LIBOR at 3.66% and 3.80%, respectively, and are effective from March 27, 2015 to March 27, 2018. The interest rate caps are carried at fair value and are included in "Receivables and other assets, net" in the Condensed Consolidated Balance Sheets. The Company estimates the fair value using pricing models that consider forward yield curves, cap strike rates, cap volatility and discount rates, which are classified as level 2 inputs. Significant inputs to the valuation of level 2 derivatives can be verified to market transactions, broker or dealer quotations or other pricing sources with reasonable levels of price transparency. As of March 31, 2015, the fair value of the interest rate caps were approximately $989 and $25, respectively. Fair value adjustments, if any, are recorded in "Other (income) expense" in the Condensed Consolidated Statements of Operations.

10.	ACCRUED EXPENSES AND OTHER LIABILITIES

	March 31, 2015	December 31, 2014
Security deposits payable	$51,428	$50,917
Accounts payable	6,316	6,058
Mortgage interest payable	2,970	3,651
Deferred community fees, net	3,580	3,113
Rent collected in advance	3,001	2,530
Property tax payable	1,288	1,627
Contingent consideration	50	50
Other liabilities	7,120	4,295
Total	$75,753	$72,241

11.	TRANSACTIONS WITH AFFILIATES AND AFFILIATED ENTITIES

Management Agreements

In conjunction with the spin-off, New Senior entered into a management agreement (the “Management Agreement”) with the Manager dated November 6, 2014 (effective November 7, 2014), under which the Manager advises the Company on various aspects of its business and manages its day-to-day operations, subject to the supervision of the Company’s board of directors. For its management services, the Manager is entitled to a base management fee of 1.5% per annum of the Company’s gross equity. Gross equity is generally defined as the equity invested by Newcastle as of the distribution date plus the aggregate offering price from stock offerings, plus certain capital contributions to subsidiaries, less capital distributions (calculated without regard to depreciation and amortization) and repurchases of common stock, calculated and payable monthly in arrears in cash. During the three months ended March 31, 2015, the Company incurred management fees of $3,050 under the Management Agreement, which are included in “Management fee to affiliate” in the Condensed Consolidated Statements of Operations. As of March 31, 2015, the Company had a payable for management fees of $2,036 which is included in “Due to affiliates” in the Condensed Consolidated Balance Sheets.

The Manager is entitled to receive, on a quarterly basis, incentive compensation on a cumulative, but not compounding basis, in an amount equal to the product of (A) 25% of the dollar amount by which (1)(a) funds from operations (as defined in the Management Agreement) before the incentive compensation per share of common stock, plus (b) gains (or losses) from sales of property per share of common stock, plus (c) internal and third party acquisition-related expenses, plus (d) unconsummated transaction expenses, and plus (e) other non-routine items, exceed (2) an amount equal to (a) the weighted average value per share of the equity invested by Newcastle in the assets of the Company (including total cash contributed to the Company) as of the distribution date and the price per share of the Company’s common stock in any offerings by the Company (adjusted for prior capital dividends or capital distributions, which shall be calculated without regard to depreciation and amortization) multiplied by (b) a simple interest rate of 10% per annum, multiplied by (B) the weighted average number of shares of common stock outstanding. The incentive fee is payable in cash, stock or a combination of both. The Manager earned no incentive compensation during the three months ended March 31, 2015.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2015
(dollars in thousands, except share data)

Because the Manager’s employees perform certain legal, accounting, due diligence tasks and other services that outside professionals or outside consultants otherwise would perform, the Manager is paid or reimbursed for the cost of performing such tasks, provided that such costs and reimbursements are no greater than those which would be paid to outside professionals or consultants on an arm’s-length basis. The Company is also required to pay all operating expenses, except those specifically required to be borne by the Manager under the Management Agreement. The Company is required to pay expenses that include, but are not limited to, issuance and transaction costs incidental to the sourcing, evaluation, acquisition, management, disposition, and financing of the Company’s investments, legal, underwriting, sourcing, asset management and auditing fees and expenses, the compensation and expenses of independent directors, the costs associated with the establishment and maintenance of any credit facilities and other indebtedness of the Company (including commitment fees, legal fees, closing costs, etc.), expenses associated with other securities offerings of the Company, the costs of printing and mailing proxies and reports to the Company’s stockholders, costs incurred by employees or agents of the Manager for travel on the Company’s behalf, costs associated with any computer software or hardware that is solely used by the Company, costs to obtain liability insurance to indemnify directors and officers and the compensation and expenses of the Company’s transfer agent. During the three months ended March 31, 2015, the Company reimbursed the Manager $2,843 for costs incurred for tasks and other services performed by the Manager under the Management Agreement, of which $1,643 is included in "General and administrative expense" and $1,200 is included in "Acquisition, transaction and integration expense" in the Condensed Consolidated Statements of Operations. As of March 31, 2015, the Company had a payable for Manager reimbursements of $2,854 which is included in “Due to affiliates” in the Condensed Consolidated Balance Sheets.

As of, and for the periods prior to, November 6, 2014, the Company was not party to a stand-alone management agreement with the Manager. However, the Company was allocated a portion of the fees paid by Newcastle to the Manager for management services in the amount of $1,653 for the three months ended March 31, 2014. Newcastle’s management agreement with the Manager provides that Newcastle reimburses the Manager for various expenses incurred by the Manager or its officers, employees and agents on its behalf, including costs of legal, accounting, tax, auditing, administrative and other similar services rendered for Newcastle by providers retained by the Manager or, if provided by the Manager's employees, based on amounts which are no greater than those which would be payable to outside professionals or consultants engaged to perform such services pursuant to agreements negotiated on an arm's-length basis. Newcastle’s Manager was also entitled to receive incentive compensation on a cumulative, but not compounding basis, subject to certain performance targets and contingent events. The Manager earned no incentive compensation for the three months ended March 31, 2014.

Property Management Agreements

Within the Company’s Managed Properties segment, the Company is party to Property Management Agreements with Blue Harbor and Holiday, both affiliates of Fortress, to manage a portion of its senior housing properties. Pursuant to these Property Management Agreements, the Company pays monthly property management fees. For AL/MC properties managed by Blue Harbor and Holiday, the Company pays management fees equal to 6% of effective gross income for the first two years and 7% thereafter. For IL-only properties managed by Blue Harbor and Holiday, the Company pays management fees equal to 5% of effective gross income. Property management fees are included in property operating expense. Property operating expense for Property Managers affiliated with Fortress include property management fees of $3,075 and $2,144 and travel reimbursement costs of $91 and $71 for the three months ended March 31, 2015 and March 31, 2014, respectively. As of March 31, 2015, the Company had a payable for property management fees of $1,144 which is included in “Due to affiliates” in the Condensed Consolidated Balance Sheets. The payroll expense is structured as a reimbursement to the Property Manager, who is the employer of record. The Company reimbursed the Property Managers affiliated with Fortress for approximately $16,621 and $13,635 of property-level payroll expenses relating to the Company’s operations during the three months ended March 31, 2015 and March 31, 2014, respectively. As of March 31, 2015, the Company had a payable for property-level payroll expenses of $3,890 which is included in “Due to affiliates” in the Condensed Consolidated Balance Sheets. The Property Management Agreements with affiliated managers have an initial term of 10 years and provide for automatic one-year extensions after the initial term, subject to termination rights.

Triple Net Lease Agreements

Within the Company’s Triple Net Lease segment, the Company is party to triple net master leases with the tenant for the Holiday Portfolios. Pursuant to the leases, the tenant is required to pay base monthly rent payments in accordance with the underlying lease terms on a straight line basis over the lease term which expires in 2031. For the three months ended March 31, 2015 and March 31, 2014, such payments amounted to $16,989 and $16,258, respectively.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2015
(dollars in thousands, except share data)

12.	INCOME TAXES

New Senior has been operating so as to qualify as a REIT under the requirements of the Internal Revenue Code ("Code"). However, certain of the Company’s activities are conducted through its TRS and therefore are subject to federal and state income taxes at regular corporate tax rates.

The following table presents the provision for income taxes:

	Three Months Ended March 31,
	2015	2014
Current
Federal	$—	$240
State and local	36	51
Total current provision	36	291
Deferred
Federal	(157)	63
State and local	26	6
Total deferred provision	(131)	69
Total Provision for Income Taxes	$(95)	$360

The following table presents the significant components of deferred tax assets:

March 31, 2015
Deferred Tax Assets:
Prepaid fees and rent	$2,190
Depreciation and amortization	654
Net operating losses	2,149
Other	130
Total Deferred Tax Assets	5,123
Less valuation allowance	—
Net Deferred Tax Assets	$5,123

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income by the TRS during the periods in which temporary differences become deductible. The Company has not recorded a valuation allowance against its deferred tax assets as of March 31, 2015 as management believes that it is more likely than not that the deferred tax assets will be realized.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2015
(dollars in thousands, except share data)

13.	COMMITMENTS AND CONTINGENCIES

As of March 31, 2015, management believes there are no material contingencies that would affect the Company’s results of operations, cash flows or financial position.

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

Environmental Costs

As a commercial real estate owner, the Company is subject to potential environmental costs. As of March 31, 2015, management of the Company is not aware of any environmental concerns that would have a material adverse effect on the Company’s financial position or results of operations.

Capital Improvement and Repair Commitments

The Company is committed to making $6,500 available for capital improvements to the triple net lease properties under the LCS Portfolio and also agreed to make available an additional $9,000 at certain intervals over the 15 year lease period to be used for further capital improvements. Upon funding the capital improvements, the Company will be entitled to a rent increase. No capital improvements and repairs under the LCS Portfolio have been funded as of March 31, 2015. The Company has two ground leases with initial terms of 74 and 82 years that require equal annual rent payments over the life of the leases which are not material.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2015
(dollars in thousands, except share data)

14.	SUBSEQUENT EVENTS

These Condensed Consolidated Financial Statements include a discussion of material events, if any, which have occurred subsequent to March 31, 2015 (referred to as subsequent events) through the issuance of the Condensed Consolidated Financial Statements.

On April 6, 2015, the Company announced that its Board of Directors declared a cash dividend on its common stock of $0.23 per share for the quarter ended March 31, 2015. The dividend was paid on April 30, 2015 to shareholders of record on April 17, 2015.

On April 23, 2015, the Company completed the acquisition of two AL/MC properties located in two states for total consideration of $25,450. The acquisition was financed with $17,850 of debt and the remainder was paid with cash on hand. In connection with this debt, the Company entered into two interest rate cap contracts with notional amounts of $13,704 and $4,146, respectively. These contracts cap LIBOR at 3.71% and are effective through April 23, 2018. The Company has retained Thrive Senior Living, LLC ("Thrive") to manage the properties. Thrive was founded in 2008 and currently operates seven properties in three states. Thrive’s property management agreement has an initial five-year term, with successive, automatic one-year renewal periods. The Company pays base management fees based on a percentage of gross revenues and, when applicable, an incentive fee based on a percentage of net operating income. These properties will be integrated into the Company's Managed Properties segment.

On May 1, 2015, the Company completed the acquisition of a rental CCRC property located in Pennsylvania for total consideration of $72,500. The acquisition was financed with $52,000 of debt and the remainder was paid with cash on hand. Subsequent to the acquisition, the Company entered into a triple net lease agreement with Watermark Castle Investments, LLC ("Watermark"). Watermark was founded in 1985 and currently operates 38 properties in 20 states. The initial term of the lease will be 15 years with rent escalators equal to the greater of (i) the percentage increase in the consumer price index ("CPI") or (ii) 3.25% in years 2 through 3, and 2.75% thereafter. Watermark will be integrated into the Company's Triple Net Lease segment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand the results of operations and financial condition of New Senior Investment Group Inc. (“New Senior,” the “Company,” “we” or “us”). The following should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included within this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those included in Part II, Item 1A. “Risk Factors.”

OVERVIEW

Our Business

We own a diversified portfolio of 121 primarily private pay senior housing properties located across 31 states. We were formed as Newcastle Senior Living Holdings LLC, a Delaware limited liability company, in 2012. We converted to a Delaware corporation on May 30, 2014 and changed our name to New Senior Investment Group Inc. on June 16, 2014.

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

We conduct our business through two reportable segments: Managed Properties and Triple Net Lease Properties. See our Condensed Consolidated Financial Statements and the related notes, including Note 1 included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

We are externally managed by the Manager and advised by Fortress on various aspects of our business and our operations, subject to the supervision of our board of directors. For its services, the Manager is entitled to an annual management fee and incentive compensation, both as defined in, and in accordance with the terms of, the Management Agreement.

Acquisitions

For a discussion of acquisitions made in the current period, see Note 3 included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

We made two acquisitions of senior housing portfolios comprised of 21 properties during the three months ended March 31, 2015. We continue to explore opportunities to invest in additional senior housing properties across the United States. While we generally target small portfolios, we have invested in large portfolios that we believe offer attractive risk-adjusted returns.

Our senior housing acquisitions have been financed with a combination of fixed and floating rate debt. Rising interest rates would increase the cost of our floating rate financing and negatively impact our investment returns.

RESULTS OF OPERATIONS

Comparability of Information

We have a limited operating history as we acquired our first portfolio of senior housing properties in July 2012. Prior to November 7, 2014 we were not operating as a separate, standalone entity, and our results of operations were prepared on a spin-off basis from the Condensed Consolidated Financial Statements and accounting records of Newcastle and reflected Newcastle’s basis in the acquired properties. Management believes that the assumptions and methods of allocation used in our results of operations are reasonable.

Segment Overview

We evaluate our business operations and allocate resources based on two segments: (i) Managed Properties and (ii) Triple Net Lease Properties. Under our Managed Properties segment, we operate 64 properties under property management agreements with the Property Managers. Under our Triple Net Lease Properties segment, we lease 57 of our properties under three triple net master leases.

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

Three months ended March 31, 2015 compared to three months ended March 31, 2014

The following table sets forth our historical results of operations for the three months ended March 31, 2015 and March 31, 2014, derived from our unaudited Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.

(dollars in thousands)	Three months ended March 31,		Increase (Decrease)
	2015	2014	Amount	Percentage
Revenues
Resident fees and services	$47,188	$35,537	$11,651	32.8%
Rental revenue	26,672	22,298	4,374	19.6%
Total revenues	73,860	57,835	16,025	27.7%

Expenses
Property operating expense	34,271	25,559	8,712	34.1%
Depreciation and amortization	30,157	22,835	7,322	32.1%
Interest expense	15,312	13,305	2,007	15.1%
Acquisition, transaction and integration expense	3,918	4,223	(305)	(7.2)%
Management fee to affiliate	3,050	1,653	1,397	84.5%
General and administrative expense	3,409	838	2,571	NM
Loss on extinguishment of debt	5,091	—	5,091	NM
Total expenses	$95,208	$68,413	$26,795	39.2%

Loss before income taxes	(21,348)	(10,578)	(10,770)	NM
Income tax (benefit) expense	(95)	360	(455)	NM
Net Loss	$(21,253)	$(10,938)	$(10,315)	NM
_______________
NM – Not meaningful

The following table provides a comparison of the results of operations of our segments for the three months ended March 31, 2015 and March 31, 2014:

(dollars in thousands)	Three months ended March 31,		Increase (Decrease)
	2015	2014	Amount	Percentage
Managed Properties
Resident fees and services	$47,188	$35,537	$11,651	32.8%
Property operating expense	34,271	25,559	8,712	34.1%
Segment NOI for Managed Properties	$12,917	$9,978	$2,939	29.5%

Triple Net Lease Properties
Rental revenue	26,672	22,298	4,374	19.6%
Segment NOI for Triple Net Lease Properties	$26,672	$22,298	$4,374	19.6%

The following table provides the reconciliation of our segment NOI to net loss, and compares the results of operations for the three months ended March 31, 2015 and March 31, 2014:

(dollars in thousands)	Three months ended March 31,		Increase (Decrease)
	2015	2014	Amount	Percentage
Total Revenue	$73,860	$57,835	$16,025	27.7%

Segment NOI for Managed Properties	12,917	9,978	2,939	29.5%
Segment NOI for Triple Net Lease Properties	26,672	22,298	4,374	19.6%
Total Segment NOI	39,589	32,276	7,313	22.7%
Expenses
Depreciation and amortization	30,157	22,835	7,322	32.1%
Interest expense	15,312	13,305	2,007	15.1%
Acquisition, transaction and integration expense	3,918	4,223	(305)	(7.2)%
Management fee to affiliate	3,050	1,653	1,397	84.5%
General and administrative expense	3,409	838	2,571	NM
Loss on extinguishment of debt	5,091	—	5,091	NM
Income tax (benefit) expense	(95)	360	(455)	NM
Net Loss	$(21,253)	$(10,938)	$(10,315)	NM
_______________
NM – Not meaningful

Managed Properties

During the three months ended March 31, 2015, we acquired 21 senior housing properties in two different portfolios bringing the total number of Managed Properties to 64 as of March 31, 2015. We accounted for each acquisition under the acquisition method, whereby all assets acquired and liabilities assumed are recognized at their acquisition-date fair value with acquisition-related costs being expensed as incurred. The results of operations from the acquisitions are reflected in our Condensed Consolidated Financial Statements from the date of the respective acquisition.

	As of and for the three months ended March 31,
	2015	2014
Total properties	64	35
Total beds	7,960	4,723
Average occupancy rate	83.7%	83.4%

Same Store information, as used herein, is defined as information for 33 properties owned for the entirety of comparable periods. The following table presents Same Store Segment NOI, Segment NOI for non-Same Store properties and Total Segment NOI for the three months ended March 31, 2015 and March 31, 2014:

(dollars in thousands)	Three months ended March 31,		Increase (Decrease)
	2015	2014	Amount	Percentage
Resident fees and services	$36,065	$34,235	$1,830	5.3%
Property operating expense	25,996	24,648	1,348	5.5%
Same Store Segment NOI	$10,069	$9,587	$482	5.0%
Segment NOI for non-Same Store properties	2,848	391	2,457	NM
Total Segment NOI	$12,917	$9,978	$2,939	29.5%
_______________
NM – Not meaningful

Resident fees and services

Resident fees and services represent residents’ monthly rental and care fees. Revenue from resident fees and services increased by $11.7 million to $47.2 million for the three months ended March 31, 2015 from $35.5 million for the three months ended March 31, 2014. For the three months ended March 31, 2015, resident fees and services include revenues derived from the additional 29 properties that were acquired after March 31, 2014 and have been part of operations since their acquisition date. This series of acquisitions increased the total number of beds by 3,237 to bring the total bed count to 7,960 for the Managed Properties segment at March 31, 2015. Average occupancy rates for the three months ended March 31, 2015 and March 31, 2014 were 83.7% and 83.4%, respectively.

Same Store resident fees and services increased by $1.8 million to $36.1 million for the three months ended March 31, 2015 from $34.2 million for the three months ended March 31, 2014. This increase was driven by an increase in rental rates and an increase in average occupancy rates on a same store basis from 83.1% as of March 31, 2014 to 83.5% as of March 31, 2015.

Property operating expense

Property operating expense increased by $8.7 million to $34.3 million for the three months ended March 31, 2015 from $25.6 million for the three months ended March 31, 2014. The increase was primarily due to increases in labor, food, utilities, marketing and other costs as a result of the additional properties that were acquired after March 31, 2014 and have been part of the operations since their respective acquisition dates. Property operating expense as a percent of segment revenues increased to 72.6% for the three months ended March 31, 2015 from 71.9% for the three months ended March 31, 2014.

Property operating expense includes property management fees and travel reimbursements paid to Property Managers of $3.2 million and $2.2 million for the three months ended March 31, 2015 and March 31, 2014, respectively. With the exception of the addition of JEA as a Property Manager, there have been no changes to the basis by which property management fees are paid to the Property Managers.

Same Store property operating expense increased by $1.3 million to $26.0 million from $24.6 million for the three months ended March 31, 2015 and March 31, 2014, respectively, primarily due to an increase in average occupancy rates and an increase in labor and other costs.

Segment NOI for Managed Properties

Segment NOI for Managed Properties increased by $2.9 million to $12.9 million for the three months ended March 31, 2015 from $10.0 million for the three months ended March 31, 2014, or as a percent of resident fees and services, was 27.4% and 28.1%, respectively. The increase in segment NOI was primarily due to the increase in resident fees and services, as explained above, and reflects the impact of the additional properties that were acquired after March 31, 2014.

Same Store Segment NOI for the Managed Properties segment increased by $0.5 million, to $10.1 million for the three months ended March 31, 2015 from $9.6 million for the three months ended March 31, 2014, primarily due to an increase in average occupancy rates.

Triple Net Lease Properties

Rental revenue and Segment NOI for Triple Net Lease Properties

Segment NOI for Triple Net Lease Properties increased by $4.4 million to $26.7 million for the three months ended March 31, 2015 from $22.3 million for the three months ended March 31, 2014. The increase was due to the acquisition of the LCS portfolio in the second quarter of 2014. As a percentage of rental revenue, segment NOI was 100% of revenue for each fiscal year as the lessee operates the property and bears the related costs, including repairs, maintenance, capital expenditures, utilities, taxes, insurance and the payroll expense of property-level employees.

Expenses

Depreciation and amortization

Depreciation and amortization expense increased by $7.3 million to $30.2 million for the three months ended March 31, 2015 from $22.8 million for the three months ended March 31, 2014. The increase primarily reflects the impact of the additional properties that were acquired after March 31, 2014.

Interest expense

Interest expense increased by $2.0 million to $15.3 million for the three months ended March 31, 2015 from $13.3 million for the three months ended March 31, 2014. We incurred an additional $865.6 million in debt since March 31, 2014 and repaid $304.7 million of mortgage notes payable. The net increase in mortgage notes payable, related to the additional properties that were acquired after March 31, 2014, resulted in increased interest expense.

The weighted average effective interest rate for the three months ended March 31, 2015 and March 31, 2014 was 4.79% and 4.07%, respectively.

Acquisition, transaction and integration expense

Acquisition, transaction and integration expense decreased by $0.3 million to $3.9 million for the three months ended March 31, 2015 from $4.2 million for the three months ended March 31, 2014. The decrease primarily reflects lower spin-off related costs, partially offset by an increase in acquisition related costs. Acquisition and transaction expense includes costs related to completed and potential acquisitions and transactions and includes advisory, legal, accounting, valuation and other professional or consulting fees and spin-off related costs. Integration expense includes costs directly related to the integration of acquired businesses such as lender mandated repairs, licensing, rebranding and training. Acquisition, transaction and integration expense includes $0.2 million and $3.5 million of spin-off related costs and $0.1 million and $0.1 million of integration costs for the three months ended March 31, 2015 and March 31, 2014, respectively.

Management fee to affiliate

Management fee to affiliate expense increased by $1.4 million to $3.1 million for the three months ended March 31, 2015 from $1.7 million for the three months ended March 31, 2014.

Subsequent to the spin-off, we are party to a management agreement with the Manager. We pay a management fee equal to 1.5% per annum of our gross equity, which is generally the equity invested by Newcastle as of the distribution date, plus certain adjustments as defined in the agreement with the Manager. The Manager is also entitled to receive, on a quarterly basis, incentive compensation. Prior to the spin-off, Newcastle was party to a management agreement with the Manager, and, as a subsidiary of Newcastle, we were allocated a portion of the relevant management fee calculated as 1.5% of daily gross equity, as defined in the management agreement.

General and administrative expense

General and administrative expense increased by $2.6 million to $3.4 million for the three months ended March 31, 2015 from $0.8 million for the three months ended March 31, 2014. The increase was primarily driven by the reimbursement to the Manager for costs incurred for tasks and other services performed by the Manager under the Management Agreement.

Loss on extinguishment of debt

During the three months ended March 31, 2015, we paid off existing floating and fixed rate mortgage loans with an outstanding face amount of $289.5 million and we recognized a loss on extinguishment of debt of $5.1 million.

Income tax (benefit) expense

We have been operating so as to qualify as a REIT under the requirements of the Code. However, certain of our activities are conducted through our TRS and therefore are subject to federal and state income taxes. During the three months ended March 31, 2015 and 2014, our TRS recorded approximately $(0.1) million and $0.4 million in income tax (benefit) expense, respectively.

OUR PORTFOLIO

Our portfolio is currently comprised of senior housing properties, including IL-only properties, AL/MC properties and CCRC properties. Our Manager will make decisions about our future investments in accordance with broad investment guidelines adopted by our board of directors. Accordingly, we may, without a stockholder vote, change the composition of our portfolio and acquire assets that differ from, and are possibly riskier than, our current portfolio.

The following table summarizes the geographic locations of our senior housing portfolios as of March 31, 2015:

	Managed Properties		Triple Net Lease Properties		Total
Location	Number of Communities	Number of Beds	Number of Communities	Number of Beds	Number of Communities	Number of Beds
Arizona	1	108	1	115	2	223
California	6	682	2	235	8	917
Colorado	—	—	4	439	4	439
Connecticut	—	—	2	276	2	276
Florida	19	2,695	3	370	22	3,065
Idaho	1	121	—	—	1	121
Illinois	1	66	1	111	2	177
Iowa	—	—	2	215	2	215
Kansas	—	—	2	238	2	238
Kentucky	—	—	1	117	1	117
Louisiana	1	117	1	103	2	220
Massachusetts	1	130	—	—	1	130
Michigan	2	301	1	121	3	422
Mississippi	1	67	1	93	2	160
Missouri	—	—	3	320	3	320
Montana	—	—	1	115	1	115
Nebraska	1	115	—	—	1	115
Nevada	—	—	1	121	1	121
New Hampshire	4	261	—	—	4	261
New York	1	118	2	234	3	352
North Carolina	5	674	2	240	7	914
Ohio	2	235	—	—	2	235
Oklahoma	1	120	—	—	1	120
Oregon	2	165	6	600	8	765
Pennsylvania	2	293	3	345	5	638
Tennessee	2	124	1	109	3	233
Texas	3	587	14	2,204	17	2,791
Utah	5	590	1	117	6	707
Virginia	1	121	1	120	2	241
Washington	2	270	—	—	2	270
Wisconsin	—	—	1	116	1	116
Total	64	7,960	57	7,074	121	15,034

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity needs are to (i) fund operating expenses, (ii) meet debt service requirements, (iii) fund recurring capital expenditures and acquisition activities and (iv) make dividend distributions. As of March 31, 2015, we had approximately $107.1 million in liquidity, consisting of unrestricted cash and cash equivalents. Essentially, our cash flow provided by operations is equal to (i) revenues received from our senior housing portfolios, less (ii) operating expenses (primarily management fees, property operating expense, professional fees, insurance and taxes), less (iii) interest on the mortgage notes payable. Net cash provided by operating activities was $13.0 million and $15.8 million for the three months ended March 31, 2015 and March 31, 2014, respectively.

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

These expectations are forward-looking and subject to a number of uncertainties and assumptions, which are described below under “Factors That Could Impact Our Liquidity, Capital Resources and Capital Obligations.” If our expectations about our liquidity prove to be incorrect, we could be subject to a shortfall in liquidity in the future, and this shortfall may occur rapidly and with little or no notice, which would limit our ability to address the shortfall on a timely basis.

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

Debt Obligations

In March 2015, we obtained mortgage financing of $670.0 million ("Freddie financing") and $17.7 million ("Fannie financing"). The Freddie financing and Fannie financing both mature in April 2022 and carry terms of 1-month LIBOR plus 2.34% and 1-month LIBOR plus 2.20%, respectively. In connection with these financings, we entered into two interest rate cap contracts that cap LIBOR at 3.66% and 3.80%, respectively. Proceeds from the Freddie financing were used to fund the Hawthorn acquisition and associated costs of $326.8 million, to refinance $297.0 million of existing floating and fixed rate mortgage loans and to provide additional financing of $46.2 million, which is secured by previously unencumbered properties.

Mortgage notes related to certain senior housing properties contain various customary loan covenants, and in one case includes a Debt Service Coverage Ratio and Project Yield, as defined in the agreements. We were in compliance with all of the covenants as of March 31, 2015.

See Note 8 to the Condensed Consolidated Financial Statements for further information related to our non-recourse mortgage notes as of March 31, 2015.

Capital Expenditures

For our Managed Properties segment, we anticipate that capital expenditures will be funded through operating cash flows from the Managed Properties along with additional borrowings. However, our borrowing capability may be limited or restricted in certain circumstances by our existing contractual debt obligations and, therefore, limit our ability to fund capital expenditures. During the three months ended March 31, 2015, we funded $2.5 million of capital expenditures.

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

Cash Flows

The following table provides a summary of our cash flows for the three months ended March 31, 2015 and March 31, 2014:

(dollars in thousands)	Three Months Ended March 31,
	2015	2014
Net cash provided by (used in)
Operating activities	$12,997	$15,791
Investing activities	(500,803)	(27,486)
Financing activities	368,519	18,307
Net (Decrease) Increase in Cash and Cash Equivalents	(119,287)	6,612
Cash and Cash Equivalents, Beginning of Period	226,377	30,393
Cash and Cash Equivalents, End of Period	$107,090	$37,005

Operating activities

Net cash provided by operating activities was $13.0 million and $15.8 million for the three months ended March 31, 2015 and March 31, 2014, respectively. The quarter-over-quarter decrease was primarily due to the prepayment of interest as well as transaction costs associated with the refinancing of $297.0 million of debt (see Note 8 included in Part I, Item 1), partially offset by a net increase in operating cash flows generated by the additional properties that were acquired after March 31, 2014.

Investing activities

Net cash used in investing activities was $500.8 million and $27.5 million for the three months ended March 31, 2015 and March 31, 2014, respectively. The quarter-over-quarter increase was primarily driven by an increase in cash paid for the acquisition of additional properties.

Financing activities

Net cash provided by financing activities was $368.5 million and $18.3 million for the three months ended March 31, 2015 and March 31, 2014, respectively. The quarter-over-quarter increase was primarily driven by an increase in net proceeds from mortgage notes payable.

REIT Compliance Requirements

We have been operating so as to qualify as a REIT for U.S. federal income tax purposes. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, excluding net capital gains. We intend to pay dividends greater than all of our REIT taxable income to holders of our common stock in 2015, if, and to the extent, authorized by our board of directors. We note that a portion of this requirement may be able to be met in future years with stock dividends, rather than cash distributions, subject to limitations. We expect that our operating cash flows will exceed REIT taxable income due to depreciation and other non-cash deductions in computing REIT taxable income. However, before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our obligations. If we do not have sufficient liquid assets to enable us to satisfy the 90% distribution requirement, or if we decide to retain cash, we may sell assets, issue additional equity securities or borrow funds to make cash distributions, or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

Income Tax

We have been operating so as to qualify as a REIT under the requirements of the Code. Currently, certain of our activities are conducted through our TRS and therefore are subject to federal and state income taxes at regular corporate tax rates. Our TRS leases properties from our REIT entities for which the TRS is charged rent based on market rates following the terms of the lease agreements between the TRS and the REIT entities. As of March 31, 2015, the Company is in the process of reviewing these agreements and we may modify certain provisions in order to clarify existing terms. Any modification to the timing or extent of lease payments between our REIT entities and the TRS would result in a change to our taxable income, although our pre-tax income would remain unchanged due to the fact that our REIT entities and the TRS are consolidated and transactions between consolidated entities are eliminated.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2015, we do not have any off-balance sheet arrangements. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, special purpose or variable interest entities established to facilitate off-balance sheet arrangements. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intend to provide additional funding to any such entities.

CONTRACTUAL OBLIGATIONS

In March 2015, we obtained the Freddie financing and Fannie financing. The Freddie financing and Fannie financing both mature in April 2022 and carry terms of 1-month LIBOR plus 2.34% and 1-month LIBOR plus 2.20%, respectively. In connection with these financings, we entered into two interest rate cap contracts that cap LIBOR at 3.66% and 3.80%, respectively. Proceeds from the Freddie financing were used to fund the Hawthorn acquisition and associated costs of $326.8 million, to refinance $297.0 million of existing floating and fixed rate mortgage loans and to provide additional financing of $46.2 million, which is secured by previously unencumbered properties.

In addition to mortgage notes payable, we are a party to the Management Agreement with the Manager and property management agreements with Property Managers. However, at this time, the amount of this obligation is not estimable. We also committed to making available $6.5 million immediately for capital improvements and other repairs in the properties under certain lease agreements and also agreed to make available an additional $9.0 million at certain intervals during the lease period, under the same lease agreements, to be used for further capital improvements. Upon funding the capital improvements, we will be entitled to rent increases. No capital improvements or other repairs have been funded as of March 31, 2015. Finally, we have two ground leases with initial terms of 74 and 82 years that require equal annual rent payments over the life of the leases which are not material. We do not have any supplier contracts or other material commitments at this time.

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

We use the National Association of Real Estate Investment Trusts ("NAREIT") definition of FFO. NAREIT defines FFO as net income (computed in accordance with GAAP) excluding gains (losses) from sales of depreciable real estate assets, impairment charges of depreciable real estate, plus real estate depreciation and amortization, and after adjustments for unconsolidated entities and joint ventures to reflect FFO on the same basis. We define Normalized FFO as FFO excluding the following income and expense items (which may be recurring in nature): (a) acquisition, transaction and integration related costs and expenses; and (b) the write off of unamortized deferred financing costs, or additional costs, make whole payments, penalties or premiums incurred as the result of early repayment of debt (collectively, "loss on extinguishment of debt").

The following table sets forth a reconciliation of net loss to FFO and Normalized FFO for the three months ended March 31, 2015 and March 31, 2014:

(dollars in thousands, except share data)	Three Months Ended March 31,
	2015	2014
Net Loss	$(21,253)	$(10,938)
Depreciation and amortization	30,157	22,835
FFO	8,904	11,897
Acquisition, transaction and integration expense	3,918	4,223
Loss on extinguishment of debt	5,091	—
Normalized FFO	$17,913	$16,120

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization

We consider Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) as an important supplemental measure to net income because it provides additional information with which to evaluate our operating performance on an unleveraged basis. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, excluding acquisition, transaction and integration expense, gains (losses) on sales of real estate, impairment charges and write offs of unamortized deferred financing costs, or additional costs, make whole payments, penalties or premiums incurred as the result of early repayment of debt (collectively, "loss on extinguishment of debt"). Adjusted EBITDA does not represent, and should not be considered as an alternative to, net income as determined in accordance with GAAP.

The following table sets forth a reconciliation of net loss to Adjusted EBITDA for the three months ended March 31, 2015 and March 31, 2014:

(dollars in thousands)	Three Months Ended March 31,
	2015	2014
Net Loss	$(21,253)	$(10,938)
Interest expense	15,312	13,305
Income tax (benefit) expense	(95)	360
Depreciation and amortization	30,157	22,835
Acquisition, transaction and integration expense	3,918	4,223
Loss on extinguishment of debt	5,091	—
Adjusted EBITDA	$33,130	$29,785

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

A summary of our significant accounting policies is presented in Note 2 to our Condensed Consolidated Financial Statements. The following is a summary of our accounting policies that are most effected by judgments, estimates and assumptions.

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

Rental revenue - Rental revenue from the Triple Net Lease Properties segment is recognized on a straight-line basis over the applicable term of the lease when collectability is reasonably assured. Recognizing rental revenue on a straight-line basis typically results in recognizing revenue in excess of cash amounts contractually due from our tenants during the first half of the lease term, creating a straight-line rent receivable that is included in "Receivables and other assets, net," in the Condensed Consolidated Balance Sheets.

Acquisition Accounting

We have determined that all of our acquisitions should be accounted for under the acquisition method. The accounting for acquisitions requires the identification and measurement of all acquired tangible and intangibles assets and assumed liabilities at their respective fair values as of the respective acquisition dates. Recognized intangible assets primarily include the fair value of in-place resident leases and above/below market lease intangibles. In measuring the fair value of net tangible and identified intangible assets acquired and liabilities assumed, management uses information obtained as a result of pre-acquisition due diligence, marketing, leasing activities and independent appraisals. In the case of real property, the fair value of the tangible assets acquired is determined by valuing the property as if it were vacant.

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

Contingent consideration, if any, is measured at fair value on the date of acquisition. In subsequent reporting periods, the fair value of the contingent consideration is remeasured at each reporting date, with any change recorded in "Other (income) expense," in the Condensed Consolidated Statements of Operations.

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

Provision for Uncollectible Receivables

We assess the collectibility of our rent receivables on an ongoing basis. We base our assessment on several factors, including, resident payment history, the financial strength of the resident and any guarantors, the value of the underlying collateral, if any, and current economic conditions. If our evaluation of these factors indicates it is probable that we will not be able to recover the full value of the receivable, we provide a specific reserve against the portion of the receivable that we estimate may not be recovered.

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

RECENT ACCOUNTING PRONOUNCEMENTS

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

In February 2015, the FASB issued ASU 2015-02 which amends the consolidation guidance in ASC 810. The standard eliminates the deferral of FAS 167, per ASC 810-10-65-2(a), that has allowed certain investment funds to follow the previous consolidation guidance in FIN 46 (R). The standard changes whether (1) fees paid to a decision maker or service provider represent a variable interest, (2) a limited partnership or similar entity has the characteristics of a VIE and (3) a reporting entity is the primary beneficiary of a VIE. The effective date of the standard will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 for public companies, and early adoption is permitted. Fortress elected to early adopt this ASU and as a result of such adoption, the Company, which was a consolidated subsidiary of Fortress in 2014, was deconsolidated by Fortress during the period ended March 31, 2015. The Company is currently evaluating the new guidance to determine the impact it may have on our Condensed Consolidated Financial Statements.

In April 2015, the FASB issued ASU 2015-03 Simplifying the Presentation of Debt Issuance Costs. The standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The effective date of the standard will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 for public companies, and early adoption is permitted. We have elected to early adopt the provisions of this ASU beginning with the quarter ended March 31, 2015 and it requires retrospective application to all prior periods. Accordingly, "Mortgage notes payable, net" is reported net of deferred financing costs of $40,038 and $36,206 as of March 31, 2015 and December 31, 2014, respectively, in the Condensed Consolidated Balance Sheets.

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

For floating rate debt, interest rate fluctuations can affect the fair value, as well as earnings or cash flows. If market interest rates rise, our earnings and cash flows could be adversely affected by an increase in interest expense. In contrast, lower interest rates may reduce our borrowing costs and improve our operational results. We continuously monitor our interest rate exposure and may elect to use derivative instruments to manage interest rate risk associated with floating rate debt. In March 2015, we obtained the Freddie financing and Fannie financing. The Freddie financing and Fannie financing both mature in April 2022 and carry terms of 1-month LIBOR plus 2.34% and 1-month LIBOR plus 2.20%, respectively. In connection with these financings, we entered into two interest rate cap contracts that cap LIBOR at 3.66% and 3.80%, respectively. Proceeds from the Freddie financing were used to fund the Hawthorn acquisition and associated costs of $326.8 million, to refinance $297.0 million of existing floating and fixed rate mortgage loans and to provide additional financing of $46.2 million, which is secured by previously unencumbered properties.

At March 31, 2015 we had $802.7 million of floating rate debt, representing approximately 48.6% of our total indebtedness, with a weighted average rate of 2.66%. A 100 basis point change in interest rates would change annual interest expense by $8.0 million on an annualized basis.

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

Liquidity Risk

In addition to the discussion in Part II, Item 1A. “Risk Factors,” the following factors could affect our liquidity, access to capital resources and our capital obligations. As such, if their outcomes do not fall within our expectations, changes in these factors could negatively affect our liquidity.

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
We may not be able to fund all future capital needs from cash retained from operations. If we are unable to obtain enough internal capital, we may need to rely on external sources of capital (including debt and equity financing) to fulfill our capital requirements. If we cannot access these external sources of capital, we may not be able to make the investments needed to grow our business. Our ability to obtain financing depends upon a number of factors, some of which we have little or no control over, including but not limited to:

•	general availability of credit and market conditions, including rising interest rates and increasing borrowing costs;

•	the market price of the shares of our equity securities and the credit ratings of our debt and preferred securities;

•	the market’s perception of our growth potential, compliance with applicable laws and our current and potential future earnings and cash distributions;

•	our degree of financial leverage and operational flexibility;

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
Because U.S. federal income tax laws generally restrict REITs and their subsidiaries from operating healthcare properties, we do not manage our AL/MC senior housing properties. Instead, AL/MC investments are structured to be REIT Investment Diversification and Empowerment Act of 2007 ("RIDEA") compliant.
The RIDEA structure permits a REIT to lease properties to a TRS if the TRS hires an “eligible independent contractor” (“EIK”) to manage the property. Under this structure, the REIT leases healthcare properties to the TRS and receives rent while the TRS earns income from the properties’ operations, and pays a management fee to the EIK and rent to the REIT property owner.
Accordingly, our TRS has retained Holiday, Blue Harbor and JEA to manage properties owned by us. Although we have various rights pursuant to our property management agreements, we rely upon our property managers’ personnel, expertise, technical resources and information systems, compliance procedures and programs, proprietary information, good faith and judgment to manage our senior housing operations efficiently and effectively. We also rely on our property managers to provide accurate property-level financial results for our properties in a timely manner and to otherwise operate our properties in compliance with the terms of our property management agreements and all applicable laws and regulations. We rely on Holiday, Blue Harbor and JEA to attract and retain skilled management personnel and property level personnel who are responsible for the day-to-day operations of our properties. Increases in labor costs and other property operating expense, or significant changes in Holiday’s, Blue Harbor’s or JEA’s ability to manage our properties efficiently and effectively, could adversely affect the income we receive from our properties and have a material adverse effect on us. As managers, our property managers do not lease our properties, and, therefore, we are not directly exposed to their credit risk in the same manner or to the same extent as our triple net tenants. However, any adverse developments in Holiday’s, Blue Harbor’s or JEA’s business and affairs or financial condition could impair its ability to manage our properties efficiently and effectively and could have a material adverse effect on us.
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
In some states, advocacy groups monitor the quality of care at assisted and independent living communities, and these groups have brought litigation against operators. Also, in several instances, private litigation by assisted and independent living community residents or their families have succeeded in winning very large damage awards for alleged neglect and we cannot assure you that we will not be subject to these types of claims. The effect of this litigation and potential litigation has been to, amongst other matters, materially increase the costs of monitoring and reporting quality of care compliance. The cost of liability and medical malpractice insurance has increased and may continue to increase so long as the present litigation environment in many parts of the United States continues. This may affect the ability of some of our property managers and tenants to obtain and maintain adequate liability and other insurance and manage their related risk exposures. In addition to causing some of our property managers and tenants to be unable to fulfill their insurance, indemnification and other obligations to us under their property management agreements or leases and thereby potentially exposing us to those risks, these litigation risks and costs could cause some of our tenants to become unable to pay rents due to us. Such nonpayment could potentially affect our ability to meet future monetary obligations under our financing arrangements.

The failure of our Operators to comply with laws relating to the operation of our properties may have a material adverse effect on the ability of our tenants to provide its services, pay us rent, the profitability of our managed properties and the values of our properties.
We and our Operators are subject to or impacted by extensive, frequently changing federal, state and local laws and regulations. Some of these laws and regulations include: state and local licensure laws; state laws related to patient abuse and neglect; laws protecting consumers against deceptive practices; laws relating to the operation of our properties and how our property managers and tenants conduct their operations, such as fire, health and safety laws and privacy laws; federal and state laws affecting communities that participate in Medicare and Medicaid; the Americans with Disabilities Act and similar state and local laws; and safety and health standards set by the Occupational Safety and Health Administration. We and our Operators expend significant resources to maintain compliance with these laws and regulations, and responding to any allegations of noncompliance also results in the expenditure of significant resources. If we or our Operators fail to comply with any applicable legal requirements, or are unable to cure deficiencies, certain sanctions may be imposed and, if imposed, may materially and adversely affect our tenants’ ability to pay their rent, the profitability of our managed properties, the values of our properties, our ability to complete additional acquisitions in the state in which the violation occurred, and our reputation. Further, changes in the regulatory framework could have a material adverse effect on the ability of our tenants to pay us rent (and any such nonpayment could potentially affect our ability to meet future monetary obligations under our financing arrangements), the profitability of and the values of our properties.
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
Our properties and their operations are subject to extensive regulations. Failure to comply, or allegations of failing to comply, could have a material adverse effect on us.
Various governmental authorities mandate certain physical characteristics of senior housing properties. Changes in laws and regulations relating to these matters may require significant expenditures. Our property management agreements and triple net leases generally require our Operators to maintain our properties in compliance with applicable laws and regulations, and we expend resources to monitor their compliance. However, our monitoring efforts may fail to detect weaknesses in our Operators’ performance on the clinical and other aspects of their duties, which could expose us to the risk of penalties, license suspension or revocation, criminal sanctions and civil litigation. Any such actions, even if ultimately dismissed or decided in our favor, could have a material adverse effect on our reputation and results of operations. In addition, our Operators may neglect maintenance of our properties if they suffer financial distress. In the case of our triple net lease properties, we may agree to fund capital expenditures in return for rent increases or other concessions. Our available financial resources or those of our tenants may be insufficient to fund the expenditures required to operate our properties in accordance with applicable laws and regulations. If we fund these expenditures, our tenants’ financial resources may be insufficient to satisfy their increased rental payments to us or other incremental obligations.
Licensing, Medicare and Medicaid and other laws may also require some or all of our Operators to comply with extensive standards governing their operations and such operations are subject to routine inspections. In addition, certain laws prohibit fraud by senior housing operators and other healthcare communities, including civil and criminal laws that prohibit false claims in Medicare, Medicaid and other programs that regulate patient referrals. In recent years, the federal and state governments have devoted increasing resources to monitoring the quality of care at senior housing communities and to anti-fraud investigations in healthcare operations generally. When violations of applicable laws are identified, federal or state authorities may impose civil monetary damages, treble damages, repayment requirements and criminal sanctions. This often results in significant media attention. Healthcare communities may also be subject to license revocation or conditional licensure and exclusion from or conditional Medicare or Medicaid participation. When quality of care deficiencies or improper billing are alleged or identified, various laws, including laws prohibiting patient abuse and neglect, may authorize civil money penalties or fines; the suspension, modification or revocation of a license (which could result in the suspension of operations) or Medicare or Medicaid participation; the suspension or denial of admissions of residents; the removal of residents from properties; the denial of payments in full or in part; the implementation of state oversight, temporary management or receivership; and the imposition of criminal penalties. We, our property managers and our tenants have received inquiries and requests from various government agencies and we have in the past and may in the future receive notices of potential sanctions, and governmental authorities may impose such sanctions from time to time on our properties based on allegations of violations or alleged or actual failures to cure identified deficiencies. If imposed, such sanctions may adversely affect the profitability of managed properties, the ability to maintain managed properties

(including properties unrelated to the property in question) in a given state, our ability to continue to engage certain managers and our tenants’ ability to pay rents to us (and any such nonpayment could potentially affect our ability to meet future monetary obligations or could trigger an event of default under our financing arrangements). Any such claims could also result in material civil litigation. Federal and state requirements for change in control of healthcare communities, including, as applicable, approvals of the proposed operator for licensure, certificate of need ("CON"), Medicare and Medicaid participation, and the terms of our debt may also limit or delay our ability to find substitute tenants or property managers. If any of our property managers or tenants becomes unable to operate our properties, or if any of our tenants becomes unable to pay its rent because they have violated government regulations or payment laws, we may experience difficulty in finding a substitute tenant or property manager or selling the affected property for a fair and commercially reasonable price, and the value of an affected property may decline materially.
Changes in reimbursement rates, payment rates or methods of payment from government and other third-party payors, including Medicaid and Medicare, could have a material adverse effect on us and our operators.
Certain of our Operators rely on reimbursement from third-party payors, including the Medicare and Medicaid programs. Medicare and Medicaid programs, as well as numerous private insurance and managed care plans, generally require participating providers to accept government-determined reimbursement levels as payment in full for services rendered, without regard to the facility’s charges. Changes in the reimbursement rate or methods of payment from third-party payors, including Medicare and Medicaid, or the implementation of other measures to reduce reimbursements for services provided by our property managers or our tenants, could result in a substantial reduction in our and our tenant’s revenues. In addition, the implementation of the Resource Utilization Group, Version Four, or “RUG-IV,” which revises the payment classification system for skilled nursing facilities, may impact our tenants by revising the classifications of certain patients. The federal reimbursement for certain facilities, such as skilled nursing facilities, incorporates adjustments to account for facility case-mix. Additionally, revenue under third-party payor agreements can change after examination and retroactive adjustment by payors during the claims settlement processes or as a result of post-payment audits. Payors may disallow requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable or because additional documentation is necessary or because certain services were not covered or were not medically necessary. We cannot assure you that our Operators who currently depend on governmental or private payor reimbursement will be adequately reimbursed for the services they provide. Significant limits by governmental and private third-party payors on the scope of services reimbursed or on reimbursement rates and fees, whether from legislation, administrative actions or private payor efforts, could have a material adverse effect on liquidity, financial condition and results of operations, which could affect adversely their ability to comply with the terms of our leases and have a material adverse effect on us.
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
Our tenants may be unable to cover their lease obligations to us, and there can be no assurance that the guarantor of our triple net leases will be able to cover any shortfall. Our tenants and subtenants are also subject to financial maintenance tests.
Our tenants are subject to various financial covenants pursuant to the lease agreements, including compliance with a lease coverage ratio. Under certain leases, our tenants are permitted to post and have posted “shortfall deposits” or similar obligations to cure a failure to satisfy certain financial covenants. We cannot assure you that our tenants will remain in compliance with any required financial covenants or that they will have the ability or desire to use such cure provisions in the future if needed. A failure to comply with or cure a financial covenant would generally give rise to an event of a default under a lease, and such event of default could result in an event of default under the financing for the applicable property. If any of our tenants are not able to satisfy their obligations to us, we would be entitled, among other remedies, to use any funds of such tenants then held by us and to seek recourse against the guarantor under its guaranty of the applicable master lease. Such guaranty includes certain financial covenants of the guarantor, including maintaining a minimum net worth, a minimum fixed charge coverage ratio of 1.10 and a maximum leverage ratio. There can be no assurance that a guarantor will have the resources necessary to satisfy its obligations to us under its guaranty of a master lease in the event that a Master Tenant fails to satisfy its lease obligations to us in full, which could have a material adverse effect on us.

We may not be able to complete accretive acquisitions, and the acquisitions we do complete may not be successful.
We intend to acquire additional senior housing properties. We may not be able to consummate attractive acquisition opportunities, whether for regulatory reasons or otherwise, and those that we do consummate may not be successful. The current low interest rate environment may drive upward sales prices or lead to overbuilding. We might encounter unanticipated difficulties and expenditures relating to any acquired properties. Newly acquired properties might require significant management attention. We might never realize the anticipated benefits of our acquisitions. Notwithstanding pre-acquisition due diligence, we do not believe that it is possible to fully understand a property before it is operated for an extended period of time. For example, we could acquire a property that contains undisclosed defects in design or construction. In addition, after our acquisition of a property, the market in which the acquired property is located may experience unexpected changes that adversely affect the property’s value. The occupancy of properties that we acquire may decline during our ownership, and rents or returns that are in effect or expected at the time a property is acquired may decline thereafter. Also, our property operating costs for acquisitions may be higher than we anticipate and acquisitions of properties may not yield the returns we expect and, if financed using debt or new equity issuances, may result in stockholder dilution. For these reasons, among others, any acquisitions of additional properties may not succeed or may cause us to experience losses.
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
Transfers of healthcare properties to successor operators frequently are subject to regulatory approvals or notifications, including, but not limited to, change of ownership approvals under a CON or determination of need laws, state licensure laws, Medicare and Medicaid provider arrangements that are not required for transfers of other types of real estate. The replacement of a healthcare property operator could be delayed by the approval process of any federal, state or local agency necessary for the transfer of the property or the replacement of the operator licensed to manage the property, whether as a result of regulatory issues identified elsewhere in this report or otherwise. Alternatively, given the specialized nature of our properties, we may be required to spend substantial time and funds to adapt these properties to other uses. If we are unable to timely transfer properties to successor operators or find efficient alternative uses, our revenue and operations may be adversely affected.
Certain of our properties may require a license or registration to operate.
Failure to obtain a license or registration or loss of a required license or registration would prevent a property from operating in the manner intended by the property managers or tenants (including the Master Tenants). These events could materially adversely affect our property managers’ ability to generate income for us or our tenants’ ability to make rent payments to us. State and local laws also may regulate the expansion, including the addition of new beds or services or acquisition of medical equipment, and the construction or renovation of healthcare properties, by requiring a CON or other similar approval from a state agency. Any compliance issues could also make it more difficult to obtain or maintain required licenses and registrations.
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
In the future, we might construct one or more new properties. Any failure by us or our property managers to obtain the required license, certification, compliance programs, contracts, governmental permits and authorizations, or to obtain financing on favorable terms, may impede our ability to earn revenues on the relevant properties. Additionally, we may have to wait years for significant cash returns on newly developed properties, and if the cash flow from operations or refinancing is not sufficient, we may be forced to borrow additional money to fund our cash distributions to stockholders. Furthermore, if our financial projections with respect to a new property are inaccurate due to increases in capital costs or other factors, the property may fail to perform as we expected in analyzing our investment.

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
All of our revenue is attributable to properties managed or leased by a small group of Operators.
As of March 31, 2015, either Blue Harbor, Holiday or JEA managed all of our Managed Properties. Subsequent to March 31, 2015, we entered into a management agreement with an additional property manager. Our property managers do not lease our properties and, therefore, we are not directly exposed to their credit risk in the same manner or to the same extent as a triple net lease tenant. However, we rely on our property managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our senior housing operations efficiently and effectively. We also rely on our property managers to set appropriate resident fees and to otherwise operate our senior housing communities in compliance with the terms of our property management agreements and all applicable laws and regulations. Although we have various rights as the property owner under our property management agreements, including various rights to set budget guidelines and to terminate and exercise remedies under those agreements as provided therein, any failure, inability or unwillingness on the part of our property managers to satisfy their respective obligations under those agreements, to efficiently and effectively manage our properties or to provide timely and accurate accounting information with respect thereto, could have a material adverse effect on us.

The properties we currently lease account for a significant portion of our total revenues and net operating income, and because our leases are triple net leases, we depend on our tenants to pay all operating costs, including repairs, maintenance, capital expenditures, utilities, taxes, insurance and payroll expense of property-level employees in connection with the leased properties. We cannot assure you that our tenants will have sufficient assets, income and access to financing to enable them to satisfy their obligations to us, and any failure, inability or unwillingness to do so could have a material adverse effect on us. In addition, although affiliates of our tenants have provided a lease guaranty in connection with their respective leases, the guarantees may not be sufficient to satisfy the tenant's obligations to us, and our tenants may not have sufficient assets, income and access to financing to enable them to satisfy their obligations to us. Our reliance on a small number of tenants for a significant portion of our total revenues and net operating income from our senior housing investments creates credit risk. If any of our tenants becomes unable or unwilling to satisfy their obligations to us, our financial condition and results of operations could be weakened.
The geographic concentration of our assets in Florida and Texas may result in losses due to our significant exposure to the effects of economic and real estate conditions in those markets.
As of March 31, 2015, approximately 20.4% and 18.6% of the beds in our senior housing portfolios were located in Florida and Texas, respectively. In addition, as of March 31, 2015, 22.6% and 16.6% of total revenue for our Managed Properties segment and our Triple Net Lease Properties segment, respectively, was derived from our properties in Florida and Texas. As a result of this concentration, a material portion of our portfolios are significantly exposed to the effects of economic and real estate conditions in those particular markets, such as the supply of competing properties, home prices, income levels, the financial condition of our tenants, and general levels of employment and economic activity, which may be adversely affected by the recent decline in oil prices. To the extent that weak economic or real estate conditions affect Florida or Texas more severely than other areas of the country, our financial performance could be negatively impacted.
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
As has been widely publicized, the Securities and Exchange Commission ("SEC"), the Financial Accounting Standards Board (“FASB”) and other regulatory bodies that establish the accounting rules applicable to us have recently proposed or enacted a wide array of changes to accounting rules. Moreover, in the future these regulators may propose additional changes that we do not currently anticipate. Changes to accounting rules that apply to us could significantly impact our business or our reported financial performance in negative ways that we cannot predict or protect against. We cannot predict whether any changes to current accounting rules will occur or what impact any codified changes will have on our business, results of operations, liquidity or financial condition.
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
There are conflicts of interest inherent in our relationship with our Manager insofar as our Manager and its affiliates—including investment funds, private investment funds, or businesses managed by our Manager—invest in senior housing properties and whose investment objectives overlap with our investment objectives. Certain investments appropriate for us may also be appropriate for one or more of these other investment vehicles. Certain members of our board of directors and employees of our Manager who are our officers also serve as officers and/or directors of these other entities. Although we have the same Manager, we may compete with entities affiliated with our Manager or Fortress for certain target assets.  Fortress has two funds that were primarily focused on investing in senior housing properties. The first, raised in 2006 with $650 million in commitments at closing had its final liquidation in December 2014. The second, also raised in 2006, had $1.6 billion in capital commitments as of March 31, 2015.  Certain of Fortress’s other funds also hold significant  investments in senior housing. All of these funds are outside their respective investment periods, although one of these funds has approximately $120 million in unfunded commitments which may be drawn for follow-on investments. Fortress funds generally have a fee structure similar to ours, but the fees actually paid will vary depending on the size, terms and performance of each fund.  From time to time, affiliates of Fortress focus on investments in assets with a similar profile as our target assets that we may seek to acquire.  These affiliates may have meaningful purchasing capacity, which may change over time depending upon a variety of factors, including, but not limited to, available equity capital and debt financing, market conditions and cash on hand. Fortress had approximately $69.9 billion of assets under management as of March 31, 2015.
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
We intend to elect and qualify as a REIT for U.S. federal income tax purposes. Our ability to satisfy the REIT asset tests depends upon our analysis of the fair market values of our assets, some of which are not susceptible to a precise determination, and for which we do not obtain independent appraisals. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Moreover, the proper classification of one or more of our investments may be uncertain in some circumstances, which could affect the application of the REIT qualification requirements. Accordingly, there can be no assurance that the Internal Revenue Service (“IRS”) will not contend that our investments violate the REIT requirements.
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

Exhibits filed with this Form 10-Q:
2.1
Separation and Distribution Agreement dated October 16, 2014, between the Registrant and Newcastle Investment Corp. (incorporated by reference to Newcastle Investment Corp.’s Report on Form 10-Q, Exhibit 2.2, filed on November 5, 2014).

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to New Senior’s Report on Form 10-Q, Exhibit 3.1, filed on November 25, 2014).
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to New Senior’s Report on Form 10-Q, Exhibit 3.2, filed on November 25, 2014).
10.1	Management Agreement between the Registrant and FIG LLC (incorporated by reference to the Registrant's Current Report on Form 8-K, filed November 12, 2014).
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

10.17
Purchase and Sale Agreement, dated as of December 21, 2014, by and among the Purchasers named therein and the Sellers named therein, each of which is an affiliate of Hawthorn Retirement Group LLC (incorporated by reference to New Senior’s Report on Form 10-K, Exhibit 10.17, filed on February 26, 2015).

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

Master Lease, dated December 23, 2013, by and among the Landlords named therein and NCT Master Tenant II LLC.
Guaranty of Lease, dated December 23, 2013, by Holiday AL Holdings LP in favor of the Landlords named therein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NEW SENIOR INVESTMENT GROUP INC.

By:	/s/ Susan Givens
Susan Givens
Chief Executive Officer

May 7, 2015

By:	/s/ Justine A. Cheng
Justine A. Cheng
Chief Financial Officer and Treasurer

May 7, 2015

By:	/s/ Julien P. Hontang
Julien P. Hontang
Principal Accounting Officer

May 7, 2015