Form 10-Q
period 2015-06-30
New Senior Investment Group Inc.
filed 2015-08-06
CIK 1610114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Common stock, $0.01 par value per share: 86,534,140 shares outstanding as of July 31, 2015.

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.  Additional information about the Company may be found elsewhere in this Quarterly Report on Form 10-Q and the Company’s other public filings, which are available without charge through the Securities and Exchange Commission's ("SEC")website at http://www.sec.gov.

The Company acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding contractual provisions are required to make the statements in this report not misleading.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	June 30, 2015	December 31, 2014
Assets	(Unaudited)
Real estate investments:
Land	$178,062	$138,799
Buildings, improvements and other	1,991,533	1,500,130
Accumulated depreciation	(87,514)	(56,988)
Net real estate property	2,082,081	1,581,941
Acquired lease and other intangible assets	248,513	178,615
Accumulated amortization	(118,267)	(79,021)
Net real estate intangibles	130,246	99,594
Net real estate investments	2,212,327	1,681,535

Cash and cash equivalents	343,081	226,377
Receivables and other assets, net	77,273	58,247
Total Assets	$2,632,681	$1,966,159

Liabilities and Equity
Liabilities
Mortgage notes payable, net	$1,682,855	$1,223,224
Due to affiliates	9,441	6,882
Dividends payable	17,268	15,276
Accrued expenses and other liabilities	83,039	72,241
Total Liabilities	$1,792,603	$1,317,623

Commitments and contingencies

Equity
Preferred Stock $0.01 par value, 100,000,000 shares authorized and none outstanding as of both June 30, 2015 and December 31, 2014	$—	$—
Common stock $0.01 par value, 2,000,000,000 shares authorized, 86,529,505 and 66,415,415 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	865	664
Additional paid-in capital	938,916	672,587
Accumulated deficit	(99,703)	(24,715)
Total Equity	$840,078	$648,536

Total Liabilities and Equity	$2,632,681	$1,966,159

See notes to Consolidated Financial Statements.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Resident fees and services	$63,470	$37,277	$110,658	$72,814
Rental revenue	27,730	22,346	54,402	44,644
Total revenues	91,200	59,623	165,060	117,458

Expenses
Property operating expense	42,824	26,196	77,095	51,755
Depreciation and amortization	39,574	23,177	69,731	46,012
Interest expense	16,984	14,097	32,295	27,402
Acquisition, transaction and integration expense	5,199	4,013	9,117	8,236
Management fee to affiliate	3,071	1,726	6,122	3,379
General and administrative expense	4,129	817	7,539	1,655
Loss on extinguishment of debt	—	—	5,091	—
Other expense	480	—	480	—
Total expenses	$112,261	$70,026	$207,470	$138,439

Loss Before Income Taxes	(21,061)	(10,403)	(42,410)	(20,981)
Income tax expense	129	627	34	987
Net Loss	$(21,190)	$(11,030)	$(42,444)	$(21,968)

Loss Per Share of Common Stock
Basic and diluted (A)	$(0.32)	$(0.17)	$(0.64)	$(0.33)

Weighted Average Number of Shares of Common Stock Outstanding
Basic and diluted (B)	66,857,483	66,399,857	66,637,670	66,399,857

Dividends Declared Per Share of Common Stock (C)	$0.49	$—	$0.49	$—

(A)
Basic earnings per share ("EPS") is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the additional dilutive effect, if any, of common stock equivalents during each period.

(B)
For the purposes of computing income per share of common stock for periods prior to the spin-off on November 6, 2014, the Company treated the common shares issued in connection with the spin-off as if they had been outstanding for all periods presented, similar to a stock split. All 7.5 million outstanding options were excluded from the diluted share calculation as their effect would have been anti-dilutive.

(C)	The three months ended June 30, 2015 includes a dividend of $15,276, or $0.23 per common share, which is attributable to the first quarter and was announced on April 6, 2015.

See notes to Consolidated Financial Statements.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)
(dollars in thousands, except share data)

	Common Stock
	Shares	Amount	Accumulated Deficit	Additional Paid-in Capital	Total Equity
Equity at December 31, 2014	66,415,415	$664	$(24,715)	$672,587	$648,536
Issuance of common stock, net	20,114,090	201	—	266,312	266,513
Dividends declared	—	—	(32,544)	—	(32,544)
Fair value of stock options issued	—	—	—	17	17
Net loss	—	—	(42,444)	—	(42,444)
Equity at June 30, 2015	86,529,505	$865	$(99,703)	$938,916	$840,078

See notes to Consolidated Financial Statements.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2015	2014
Cash Flows From Operating Activities
Net loss	$(42,444)	$(21,968)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of tangible assets and amortization of intangible assets	69,804	46,012
Amortization of deferred financing costs	4,473	4,059
Amortization of deferred community fees	(1,112)	(598)
Amortization of premium on mortgage notes payable	305	425
Non-cash straight line rent	(12,540)	(12,136)
Loss on extinguishment of debt	5,091	—
Equity-based compensation	17	—
Provision for bad debt	824	437
Unrealized loss on interest rate caps	480	—
Changes in:
Receivables and other assets	(4,432)	(7,592)
Due to affiliates	2,559	3,904
Accrued expenses and other liabilities	9,932	16,298
Net cash provided by operating activities	$32,957	$28,841
Cash Flows From Investing Activities
Cash paid for acquisitions, net of deposits	$(584,932)	$(227,535)
Capital expenditures	(4,978)	(3,836)
Funds reserved for future capital expenditures	(292)	(540)
Deposits paid for real estate investments	(10,855)	(649)
Net cash used in investing activities	$(601,057)	$(232,560)
Cash Flows From Financing Activities
Proceeds from mortgage notes payable	$757,572	$32,857
Principal payments of mortgage notes payable	(7,911)	(6,271)
Repayments of mortgage notes payable	(289,484)	—
Payment of exit fee on extinguishment of debt	(1,499)	—
Payment of deferred financing costs	(8,798)	(457)
Payment of common stock dividend	(30,552)	—
Purchase of interest rate caps	(1,037)	—
Proceeds from issuance of common stock	276,569	—
Costs related to issuance of common stock	(10,056)	—
Contributions	—	216,167
Distributions	—	(21,431)
Net cash provided by financing activities	$684,804	$220,865
Net Increase in Cash and Cash Equivalents	116,704	17,146
Cash and Cash Equivalents, Beginning of Period	226,377	30,393
Cash and Cash Equivalents, End of Period	$343,081	$47,539

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$26,734	$21,529
Cash paid during the period for income taxes	190	1,110

Supplemental Schedule of Non-Cash Investing and Financing Activities
Common stock dividend declared but not paid	$17,268	$—

See notes to Consolidated Financial Statements.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2015
(dollars in thousands, except share data)

1.	ORGANIZATION

New Senior is a REIT primarily focused on investing in private pay senior housing properties. The Company has been investing in senior housing since 2012 and currently owns a diversified portfolio of 124 primarily private pay senior housing properties located across 32 states. The Company is listed on the New York Stock Exchange (“NYSE”) under the symbol “SNR” and is headquartered in New York, New York.

The Company operates in two reportable segments: (1) Managed Properties and (2) Triple Net Lease Properties.

Managed Properties – The Company has engaged property managers to manage 66 of its properties on a day-to-day basis under the Managed Properties segment. These properties consist of 25 dedicated independent living facilities (“IL-only”) and 41 properties with a combination of assisted living/memory care (“AL/MC”) facilities. The Company’s Managed Properties are managed by Holiday Acquisition Holdings LLC (“Holiday”), a portfolio company that is majority owned by private equity funds managed by an affiliate of FIG LLC (the “Manager”), a subsidiary of Fortress Investment Group LLC (“Fortress”), FHC Property Management LLC (together with its subsidiaries, “Blue Harbor”), an affiliate of the Manager, Jerry Erwin Associates, Inc. (“JEA”) and Thrive Senior Living LLC ("Thrive"), collectively, the “Property Managers,” under property management agreements (the “Property Management Agreements”). Under the Property Management Agreements, the Property Managers are responsible for the day-to-day operations of the Company’s senior housing properties and are entitled to a management fee in accordance with the terms of the Property Management Agreements.

The Company has entered into long-term property management agreements for its managed properties with Blue Harbor, Holiday, JEA and Thrive. Holiday’s property management agreements have initial ten-year terms, with successive, automatic one-year renewal periods and the Company pays property management fees of 5% to 7% of effective gross income. For the Company’s other property managers, the property management agreements have initial terms of five to ten years with successive, automatic one-year renewal periods. The Company pays property management fees of 3% to 7% of gross revenues and, for certain property management agreements, a property management fee based on a percentage of net operating income.

Triple Net Lease Properties – The Company has also invested in 58 properties (substantially all of which are included in the “Holiday Portfolio” and the Life Care Services ("LCS") Portfolio) subject to triple net lease arrangements under the Triple Net Lease Properties segment. These properties consist of 52 IL-only properties, five rental Continuing Care Retirement Communities (“CCRC”) properties and one AL/MC property. In a triple net lease arrangement, the Company purchases property and leases it back to the seller or to a third party, and the lessee agrees to operate and maintain the property at its own expense, including repairs, maintenance, capital expenditures, utilities, taxes, insurance and the payroll expense of property-level employees. The Company’s triple net lease agreements have initial terms of approximately 15 or 17 years and include renewal options and annual rent increases ranging from 2.5% to 4.5% in future years.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2015
(dollars in thousands, except share data)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying Consolidated Financial Statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP’’) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Consolidated Financial Statements include the accounts of New Senior and its consolidated subsidiaries. All significant intercompany transactions and balances have been eliminated. New Senior consolidates those entities in which it has control over significant operating, financial and investing decisions of the entity. As of June 30, 2015 and December 31, 2014, the Company did not have any investments in Variable Interest Entities (“VIEs”). VIEs are defined as entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These Consolidated Financial Statements should be read in conjunction with the results of operations, financial position and cash flows in the Company's Financial Statements on Form 10-K for the year ended December 31, 2014.

During the six months ended June 30, 2014, the Company was not operated as a stand-alone business from Newcastle. Information in the Consolidated Financial Statements for this period has been prepared on a stand-alone basis from the Consolidated Financial Statements and accounting records of Newcastle. Information in the Consolidated Financial Statements for this period does not necessarily reflect what New Senior’s consolidated results of operations, financial position and cash flows would have been had New Senior operated as an independent company prior to the spin-off. Management believes the assumptions and methods of allocation used in the accompanying Consolidated Financial Statements are reasonable.

The accompanying Consolidated Financial Statements reflect all revenues, expenses and cash flows directly attributable to the Company. Certain expenses of Newcastle, comprised primarily of a portion of its management fee, acquisition and transaction costs and general and administrative costs, have been allocated to New Senior to the extent they were directly associated with the Company for periods prior to the spin-off. The portion of the management fee allocated to New Senior prior to the spin-off represents the product of the management fee rate payable by Newcastle, 1.5% and New Senior’s gross equity, which management believes is a reasonable method for quantifying the cost of the services provided by the employees of the Manager to the Company. New Senior and Newcastle have not shared any costs subsequent to the spin-off. See Note 11 for details related to management agreement terms.

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

Rental Revenue - Rental revenue from the Triple Net Lease Properties segment is recognized on a straight-line basis over the applicable term of the lease when collectability is reasonably assured. Recognizing rental revenue on a straight-line basis typically results in recognizing revenue in excess of cash amounts contractually due from the Company’s tenants during the first half of the lease term, creating a straight-line rent receivable that is included in other assets. As of June 30, 2015 and December 31, 2014, straight-line rent receivables were $38,994 and $26,454, respectively.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2015
(dollars in thousands, except share data)

Acquisition Accounting

The Company has determined that all of its acquisitions should be accounted for under the acquisition method. The accounting for acquisitions requires the identification and measurement of all acquired tangible and intangible assets and assumed liabilities at their respective fair values as of the respective acquisition dates. Recognized intangible assets primarily include the fair value of in-place resident leases and above/below market lease intangibles. In measuring the fair value of net tangible and identified intangible assets acquired and liabilities assumed, management uses information obtained as a result of pre-acquisition due diligence, marketing, leasing activities and independent appraisals. In the case of real property, the fair value of the tangible assets acquired is determined by valuing the property as if it were vacant.

The Company estimates the fair value of in-place leases as (i) the present value of the estimated rental revenue that would have been forgone, offset by variable costs that would have otherwise been incurred during a reasonable lease-up period, as if the acquired units were vacant and (ii) the estimated absorption costs, such as additional marketing costs that would have been incurred during the lease-up period. The acquisition fair value of the in-place lease intangibles is amortized over the average length of stay of the residents at the senior housing properties on a straight-line basis, which is estimated to be approximately 24 months for AL/MC and CCRC properties and approximately 33 months for IL-only properties.

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

Contingent consideration, if any, is measured at fair value on the date of acquisition. The fair value of the contingent consideration is remeasured at each reporting date with any change recorded in "Other expense" in the Consolidated Statements of Operations.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2015
(dollars in thousands, except share data)

Recent Accounting Pronouncements

In May 2014, the FASB and the International Accounting Standards Board ("IASB") issued Accounting Standards Update ("ASU") 2014-09 Revenues from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The effective date of this standard will be for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted beginning after December 15, 2016. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance in the ASU. The Company is currently evaluating the new guidance to determine the impact it may have on its Consolidated Financial Statements.

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

In April 2015, the FASB issued ASU 2015-03 Simplifying the Presentation of Debt Issuance Costs. The standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The effective date of the standard will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 for public companies, and early adoption is permitted. The Company has elected to early adopt the provisions of this ASU and it requires retrospective application to all prior periods. Accordingly, "Mortgage notes payable, net" is reported net of deferred financing costs of $38,133 and $36,206 as of June 30, 2015 and December 31, 2014, respectively, in the Consolidated Balance Sheets.

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

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2015
(dollars in thousands, except share data)

3.	ACQUISITIONS

Second quarter 2015 acquisitions

On April 23, 2015, the Company completed the acquisition of two AL/MC properties located in two states for total consideration of $25,145 (which includes a deposit of $305 paid in the first quarter of 2015). The acquisition was financed with $17,850 of debt and the remainder was paid with cash on hand. These properties were integrated into the Company's Managed Properties segment and are managed by Thrive.

On May 1, 2015, the Company completed the acquisition of a rental CCRC property ("Watermark") located in Pennsylvania for total consideration of $71,799 (which includes a deposit of $4,650 paid in the first quarter of 2015). The acquisition was financed with $52,000 of debt and the remainder was paid with cash on hand. Subsequent to the acquisition, the Company entered into a triple net lease agreement with Watermark Castle Investments, LLC. The initial term of the lease will be 15 years with rent escalators equal to the greater of (i) the percentage increase in the consumer price index ("CPI") or (ii) 3.25% in years 2 through 3, and 2.75% thereafter. This property was integrated into the Company's Triple Net Lease segment.

During the three months ended June 30, 2015, the Company paid deposits of $5,900 for future acquisitions that had not closed as of June 30, 2015.

First quarter 2015 acquisitions

On March 27, 2015, the Company acquired a portfolio of 17 private pay, IL-only properties located across 10 states for a purchase price of $435,000 (which includes a deposit of $4,350 paid in the fourth quarter of 2014), plus associated debt prepayment penalties of $26,499. This acquisition was financed with new debt of $326,815 and the remainder was paid with cash on hand. This portfolio was integrated into the Managed Properties segment and is managed by Holiday.

On January 22, 2015, the Company acquired a portfolio of four private pay, IL-only properties located across four states for total consideration of $36,299 (which includes a deposit of $505 paid in the fourth quarter of 2014). The Company subsequently obtained financing of $28,470 which is secured by these properties. This portfolio was integrated into the Managed Properties segment and Holiday and Blue Harbor each manage two of the properties.

Resident fees and services, Rental revenue and Net loss were $20,866, $1,057 and $8,524, respectively, for the acquisitions made during the six months ended June 30, 2015.

The following table summarizes the preliminary fair value of identifiable assets acquired and liabilities assumed in connection with the acquisitions completed in the six month period ended June 30, 2015 in accordance with the acquisition method of accounting:

	Managed Properties	Triple Net Lease Properties	Total
Real estate investments	$459,579	$66,419	$525,998
In-place lease intangibles	63,829	6,081	69,910
Other assets, net of other liabilities	(465)	(701)	(1,166)
Total consideration	522,943	71,799	594,742

Mortgage notes payable (A)	373,135	52,000	425,135
Net assets	$149,808	$19,799	$169,607

Total acquisition-related expenses (B)	$2,219	$1,823	$4,042

(A)	Represents new debt issued in connection with the acquisitions.

(B)	Included in "Acquisition, transaction and integration expense" in the Consolidated Statements of Operations.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2015
(dollars in thousands, except share data)

During the six months ended June 30, 2014, the Company acquired four portfolios representing eleven senior housing properties (five AL/MC, four CCRC and two IL-only). Six of the properties were integrated into the Triple Net Lease segment. The remaining five properties were integrated into the Managed Properties segment, with Blue Harbor and Holiday managing three and two of the properties, respectively.

The Company's acquisition accounting for transactions completed through June 30, 2015 is still preliminary (with the exception of properties acquired through the second quarter of 2014 for which the acquisition accounting has been finalized), pending the completion of various analyses and the finalization of estimates used in the determination of fair values. During the measurement period, additional assets or liabilities may be recognized if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets or liabilities as of that date. The preliminary measurement of net assets acquired may be adjusted after obtaining additional information regarding, among other things, asset valuations (including market and other information with which to determine fair values), liabilities assumed, the analysis of assumed contracts, and revisions of previous estimates. These adjustments may be significant and will be accounted for retrospectively.

During the six months ended June 30, 2015, measurement period adjustments were made based on the valuation of assets acquired and liabilities assumed. The adjustments included a decrease of $308 for real estate investments, a decrease of $12 for in-place lease intangibles and an increase of $320 for other assets. None of the measurement period adjustments had a material impact on the Company's previously reported results of operations.

The following table illustrates the effect of the acquisitions completed in the period from January 1, 2014 to June 30, 2015 on revenues and pre-tax net loss as if they had been consummated as of January 1, 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$92,074	$89,184	$183,557	$177,182
Pre-tax net loss	(21,164)	(19,439)	(46,794)	(39,244)

The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred as of January 1, 2014, nor are they necessarily indicative of future operating results.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2015
(dollars in thousands, except share data)

4.	SEGMENT REPORTING

As of June 30, 2015, the Company operated in two reportable business segments: Managed Properties and Triple Net Lease Properties. Under its Managed Properties segment, the Company invests in senior housing properties throughout the United States and engages property managers to manage those senior housing properties. Under its Triple Net Lease Properties segment, the Company invests in senior housing and healthcare properties throughout the United States and leases those properties to healthcare operating companies under triple net leases that obligate the tenants to pay all property-related expenses, including repairs, maintenance, capital expenditures, utilities, taxes, insurance and the payroll expense of property-level employees.

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

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	Triple Net Lease Properties	Managed Properties	Consolidated	Triple Net Lease Properties	Managed Properties	Consolidated
Revenues
Resident fees and services	$—	$63,470	$63,470	$—	$37,277	$37,277
Rental revenue	27,730	—	27,730	22,346	—	22,346
Less: Property operating expense	—	42,824	42,824	—	26,196	26,196
Segment NOI	$27,730	$20,646	$48,376	$22,346	$11,081	$33,427

Depreciation and amortization			39,574			23,177
Interest expense			16,984			14,097
Acquisition, transaction and integration expense			5,199			4,013
Management fee to affiliate			3,071			1,726
General and administrative expense			4,129			817
Other expense			480			—
Income tax expense			129			627
Net Loss			$(21,190)			$(11,030)

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2015
(dollars in thousands, except share data)

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Triple Net Lease Properties	Managed Properties	Consolidated	Triple Net Lease Properties	Managed Properties	Consolidated
Revenues
Resident fees and services	$—	$110,658	$110,658	$—	$72,814	$72,814
Rental revenue	54,402	—	54,402	44,644	—	44,644
Less: Property operating expense	—	77,095	77,095	—	51,755	51,755
Segment NOI	$54,402	$33,563	$87,965	$44,644	$21,059	$65,703

Depreciation and amortization			69,731			46,012
Interest expense			32,295			27,402
Acquisition, transaction and integration expense			9,117			8,236
Management fee to affiliate			6,122			3,379
General and administrative expense			7,539			1,655
Loss on extinguishment of debt			5,091			—
Other expense			480			—
Income tax expense			34			987
Net Loss			$(42,444)			$(21,968)

Property operating expense includes property management fees and travel reimbursement costs. The Company also reimbursed the Property Managers for property-level payroll expenses. See Note 11 for additional information on these expenses related to Blue Harbor and Holiday. Reimbursements paid to JEA and Thrive during the three and six months ended June 30, 2015 were not material.

Assets by reportable business segment are as follows:

	June 30, 2015		December 31, 2014
Assets:	Amount	Percentage	Amount	Percentage
Triple Net Lease Properties	$1,231,928	46.8%	$1,175,690	59.8%
Managed Properties	1,400,753	53.2%	790,469	40.2%
Total Assets	$2,632,681	100.0%	$1,966,159	100.0%

The tenant for the Holiday Portfolio, an affiliate of Fortress, accounted for 24.4% and 37.5% of the total revenues for the three months ended June 30, 2015 and 2014 and 27.0% and 38.0% of the total revenues for the six months ended June 30, 2015 and 2014, respectively.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2015
(dollars in thousands, except share data)

The following table presents the percentage of total revenues by geographic location:

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
	Number of Communities	% of Revenue	Number of Communities	% of Revenue
Florida	23	21.9%	19	26.9%
Texas	17	15.3%	15	8.4%
California	8	8.6%	5	8.9%
Pennsylvania	6	6.4%	5	8.1%
Oregon	8	5.7%	8	7.8%
Utah	6	5.7%	5	6.9%
North Carolina	7	5.2%	3	4.0%
Other	49	31.2%	35	29.0%
Total	124	100.0%	95	100.0%

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2015
(dollars in thousands, except share data)

5.	REAL ESTATE INVESTMENTS

	June 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value
Land	$178,062	$—	$178,062	$138,799	$—	$138,799
Building and improvements	1,902,327	(65,901)	1,836,426	1,434,200	(43,164)	1,391,036
Furniture, fixtures and equipment	89,206	(21,613)	67,593	65,930	(13,824)	52,106
Total	$2,169,595	$(87,514)	$2,082,081	$1,638,929	$(56,988)	$1,581,941

Depreciation expense was $17,155 and $11,084 for the three months ended June 30, 2015 and 2014 and $30,558 and $21,560 for the six months ended June 30, 2015 and 2014, respectively. A loss on disposal of assets of $32 is included in "Property operating expense" in the Consolidated Statements of Operations for the three and six months ended June 30, 2015.

The following table summarizes the Company’s real estate intangibles as of June 30, 2015 and December 31, 2014:

	June 30, 2015				December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Amortization Period
Above/below market lease intangibles, net	$5,868	$(264)	$5,604	52.5 years	$5,868	$(167)	$5,701	52.1 years
In-place lease intangibles	236,849	(116,730)	120,119	2.5 years	166,951	(77,889)	89,062	2.3 years
Other intangibles	5,796	(1,273)	4,523	9.3 years	5,796	(965)	4,831	9.6 years
Total intangibles	$248,513	$(118,267)	$130,246		$178,615	$(79,021)	$99,594

Amortization expense was $22,419 and $12,093 for the three months ended June 30, 2015 and 2014 and $39,173 and $24,452 for the six months ended June 30, 2015 and 2014, respectively. Additionally, amortization of below market leases was $37 and $23 for the three months ended June 30, 2015 and 2014 and $73 and $47 for the six months ended June 30, 2015 and 2014, respectively, and is reported as a reduction to "Rental revenue" in the Consolidated Statements of Operations.

The estimated future amortization of intangible assets is as follows:

Years Ending December 31
Remainder of 2015	$40,436
2016	57,994
2017	23,725
2018	619
2019	503
Thereafter	6,969
Total	$130,246

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2015
(dollars in thousands, except share data)

6.	RECEIVABLES AND OTHER ASSETS, NET

	June 30, 2015	December 31, 2014
Straight-line rent receivables	$38,994	$26,454
Escrows held by lenders (A)	15,968	10,768
Other receivables	7,288	5,845
Prepaid expenses	1,926	3,217
Resident receivables, net	2,798	3,162
Deferred tax assets	5,063	4,672
Security deposits	1,523	1,225
Income tax receivable	1,956	1,870
Interest rate caps	557	—
Other assets	1,200	1,034
Total	$77,273	$58,247

(A)	Escrows held by lenders represent amounts deposited in tax, insurance, and replacement reserve escrow accounts that are related to mortgage notes collateralized by New Senior's properties.

The following table summarizes the allowance for doubtful accounts and the related provision for resident receivables:

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Balance, beginning of period	$190	$303
Provision for bad debt	824	437
Write-offs, net of recoveries	(429)	(211)
Balance, end of period	$585	$529

The provision for resident receivables and related write-offs are included in "Property operating expense" in the Consolidated Statements of Operations.

7.	DEFERRED FINANCING COSTS

The deferred financing costs summarized in the following table are presented as a reduction to "Mortgage notes payable, net" in the Consolidated Balance Sheets.

	June 30, 2015	December 31, 2014
Gross carrying amount	$50,761	$45,569
Accumulated amortization	(12,628)	(9,363)
Total	$38,133	$36,206

Amortization of deferred financing costs is reported within "Interest expense" in the Consolidated Statements of Operations.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2015
(dollars in thousands, except share data)

8.	MORTGAGE NOTES PAYABLE, NET

	June 30, 2015					December 31, 2014
	Outstanding Face Amount	Carrying Value (A)	Final Stated Maturity	Stated Interest Rate	Weighted Average Maturity (Years)	Outstanding Face Amount	Carrying Value (A)
Managed Properties
Fixed Rate (B)	$144,052	$143,691	Dec 2018 - Mar 2020	3.65% to 4.93%	4.0	$156,763	$154,696
Floating Rate (C)	705,487	697,509	Apr 2022 - May 2022	1M LIBOR + 2.20% to 1M LIBOR + 2.34%	6.8	278,424	275,689
Triple Net Lease Properties
Fixed Rate (D)	702,208	676,544	Jan 2021 - Jan 2024	3.83% to 8.00%	7.0	708,383	679,333
Floating Rate	167,000	165,111	Oct 2017 - Apr 2018	3M LIBOR + 3.00% to 3M LIBOR + 3.25%	2.4	115,000	113,506
Total	$1,718,747	$1,682,855			6.2	$1,258,570	$1,223,224

(A)	The totals are reported net of deferred financing costs of $38,133 and $36,206 as of June 30, 2015 and December 31, 2014, respectively.

(B)
Includes loans with an outstanding face amount of $40,247, as of June 30, 2015, for which the Company bought down the interest rate to 4.0% through July 2015. The interest rate will range from 5.99% to 6.76% thereafter.

(C)	All of these loans have LIBOR caps that range between 3.66% and 3.80% as of June 30, 2015.

(D)
Includes loans with an outstanding face amount of $353,624 and $309,511, as of June 30, 2015, for which the Company bought down the interest rates to 4.00% and 3.83%, respectively, through January 2019. The interest rates will increase to 4.99% and 4.56%, respectively, thereafter.

In March 2015, the Company refinanced mortgage loans of $297,030 and recognized a loss on extinguishment of debt of $5,091, which represents the write-off of related unamortized deferred financing costs, mortgage discounts, exit fees and other costs, as of the date of the refinancing, and is included in "Loss on extinguishment of debt" in the Consolidated Statements of Operations.

The carrying value of the collateral relating to the fixed rate and floating rate mortgages was $1,085,446 and $1,125,988 as of June 30, 2015 and $1,130,582 and $524,996 as of December 31, 2014, respectively.

The Company’s mortgage notes payable contain various customary financial and other covenants, and in certain cases include a Debt Service Coverage Ratio and Project Yield, as defined in the agreements. The Company was in compliance with the covenants of its mortgage notes payable agreements as of June 30, 2015.

The fair values of mortgage notes payable as of June 30, 2015 and December 31, 2014 was $1,768,482 and $1,283,109, respectively. Mortgage notes payable are not measured at fair value in the Consolidated Balance Sheets. The disclosed fair value of mortgage notes payable, classified as level 3 within the fair value hierarchy, is based on a discounted cash flow valuation model. Significant inputs in the model include amounts and timing of expected future cash flows and market yields which are constructed based on inputs implied from similar debt offerings.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2015
(dollars in thousands, except share data)

9.	DERIVATIVE INSTRUMENTS

During the six months ended June 30, 2015, the Company entered into interest rate cap contracts to hedge future payments on floating rate debt obligations. The interest rate caps are carried at fair value and are included in "Receivables and other assets, net" in the Consolidated Balance Sheets. The Company estimates the fair value using pricing models that consider forward yield curves, cap strike rates, cap volatility and discount rates, which are classified as level 2 inputs. Significant inputs to the valuation of level 2 derivatives can be verified to market transactions, broker or dealer quotations or other pricing sources with reasonable levels of price transparency. The fair value adjustment on the Company's interest rate caps was a $480 loss for both the three and six months ended June 30, 2015 and is included in "Other expense" in the Consolidated Statements of Operations.

The following table presents information related to the Company's outstanding interest rate caps:

June 30, 2015
Outstanding notional amount	$705,572
LIBOR cap range	3.66% to 3.80%
LIBOR cap effective date range	March 2015 to April 2018
Fair value	$557

10.	ACCRUED EXPENSES AND OTHER LIABILITIES

	June 30, 2015	December 31, 2014
Security deposits payable	$52,180	$50,917
Accounts payable	7,612	6,058
Mortgage interest payable	4,440	3,651
Deferred community fees, net	4,110	3,113
Rent collected in advance	2,905	2,530
Property tax payable	3,503	1,627
Contingent consideration	50	50
Other liabilities	8,239	4,295
Total	$83,039	$72,241

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2015
(dollars in thousands, except share data)

11.	TRANSACTIONS WITH AFFILIATES

Management Agreements

In conjunction with the spin-off, New Senior entered into a management agreement (the “Management Agreement”) with the Manager dated November 6, 2014 (effective November 7, 2014), under which the Manager advises the Company on various aspects of its business and manages its day-to-day operations, subject to the supervision of the Company’s board of directors. For its management services, the Manager is entitled to a base management fee of 1.5% per annum of the Company’s gross equity. Gross equity is generally defined as the equity invested by Newcastle as of the distribution date plus the aggregate offering price from stock offerings, plus certain capital contributions to subsidiaries, less capital distributions (calculated without regard to depreciation and amortization) and repurchases of common stock, calculated and payable monthly in arrears in cash. During the three and six months ended June 30, 2015 the Company incurred management fees of $3,071 and $6,122, respectively, under the Management Agreement, which are included in “Management fee to affiliate” in the Consolidated Statements of Operations. As of June 30, 2015, the Company had a payable for management fees of $1,039 which is included in “Due to affiliates” in the Consolidated Balance Sheets.

The Manager is entitled to receive, on a quarterly basis, incentive compensation on a cumulative, but not compounding basis, in an amount equal to the product of (A) 25% of the dollar amount by which (1)(a) funds from operations (as defined in the Management Agreement) before the incentive compensation per share of common stock, plus (b) gains (or losses) from sales of property per share of common stock, plus (c) internal and third party acquisition-related expenses, plus (d) unconsummated transaction expenses, and plus (e) other non-routine items, exceed (2) an amount equal to (a) the weighted average value per share of the equity invested by Newcastle in the assets of the Company (including total cash contributed to the Company) as of the distribution date and the price per share of the Company’s common stock in any offerings by the Company (adjusted for prior capital dividends or capital distributions, which shall be calculated without regard to depreciation and amortization) multiplied by (b) a simple interest rate of 10% per annum, multiplied by (B) the weighted average number of shares of common stock outstanding. The incentive fee is payable in cash, stock or a combination of both. The Manager earned no incentive compensation during the six months ended June 30, 2015.

Because the Manager’s employees perform certain legal, accounting, due diligence tasks and other services that outside professionals or outside consultants otherwise would perform, the Manager is paid or reimbursed for the cost of performing such tasks, provided that such costs and reimbursements are no greater than those which would be paid to outside professionals or consultants on an arm’s-length basis. The Company is also required to pay all operating expenses, except those specifically required to be borne by the Manager under the Management Agreement. The Company is required to pay expenses that include, but are not limited to, issuance and transaction costs incidental to the sourcing, evaluation, acquisition, management, disposition, and financing of the Company’s investments, legal, underwriting, sourcing, asset management and auditing fees and expenses, the compensation and expenses of independent directors, the costs associated with the establishment and maintenance of any credit facilities and other indebtedness of the Company (including commitment fees, legal fees, closing costs, etc.), expenses associated with other securities offerings of the Company, the costs of printing and mailing proxies and reports to the Company’s stockholders, costs incurred by employees or agents of the Manager for travel on the Company’s behalf, costs associated with any computer software or hardware that is solely used by the Company, costs to obtain liability insurance to indemnify directors and officers and the compensation and expenses of the Company’s transfer agent. During the three and six months ended June 30, 2015, the Company reimbursed the Manager $2,100 and $4,943, respectively, for costs incurred for tasks and other services performed by the Manager under the Management Agreement, of which $1,632 and $3,276 is included in "General and administrative expense" and $468 and $1,667 is included in "Acquisition, transaction and integration expense," respectively, in the Consolidated Statements of Operations. As of June 30, 2015, the Company had a payable for Manager reimbursements of $2,339 which is included in “Due to affiliates” in the Consolidated Balance Sheets.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2015
(dollars in thousands, except share data)

As of, and for the periods prior to, November 6, 2014, the Company was not party to a stand-alone management agreement with the Manager. However, the Company was allocated a portion of the fees paid by Newcastle to the Manager for management services in the amount of $1,726 and $3,379 for the three and six months ended June 30, 2014, respectively. Newcastle’s management agreement with the Manager provides that Newcastle reimburses the Manager for various expenses incurred by the Manager or its officers, employees and agents on its behalf, including costs of legal, accounting, tax, auditing, administrative and other similar services rendered for Newcastle by providers retained by the Manager or, if provided by the Manager's employees, based on amounts which are no greater than those which would be payable to outside professionals or consultants engaged to perform such services pursuant to agreements negotiated on an arm's-length basis. Newcastle’s Manager was also entitled to receive incentive compensation on a cumulative, but not compounding basis, subject to certain performance targets and contingent events. The Manager earned no incentive compensation during the six months ended June 30, 2014.

Property Management Agreements

Within the Company’s Managed Properties segment, the Company is party to Property Management Agreements with Blue Harbor and Holiday, both affiliates of Fortress, to manage a portion of its senior housing properties. Pursuant to these Property Management Agreements, the Company pays monthly property management fees. For AL/MC properties managed by Blue Harbor and Holiday, the Company pays management fees equal to 6% of effective gross income for the first two years and 7% thereafter. For IL-only properties managed by Blue Harbor and Holiday, the Company pays management fees equal to 5% of effective gross income. Property management fees are included in property operating expense. Property operating expense for Property Managers affiliated with Fortress include property management fees of $3,681 and $2,178 and travel reimbursement costs of $94 and $77 for the three months ended June 30, 2015 and 2014, respectively. Property operating expense for Property Managers affiliated with Fortress include property management fees of $6,755 and $4,323 and travel reimbursement costs of $185 and $148 for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, the Company had a payable for property management fees of $1,262 which is included in “Due to affiliates” in the Consolidated Balance Sheets. The payroll expense is structured as a reimbursement to the Property Manager, who is the employer of record. The Company reimbursed the Property Managers affiliated with Fortress for property-level payroll expenses relating to the Company’s operations for approximately $19,760 and $13,670 for the three months ended June 30, 2015 and 2014 and $36,381 and $27,305 for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, the Company had a payable for property-level payroll expenses of $4,801 which is included in “Due to affiliates” in the Consolidated Balance Sheets. The Property Management Agreements with affiliated managers have an initial term of 10 years and provide for automatic one-year extensions after the initial term, subject to termination rights.

Triple Net Lease Agreements

Within the Company’s Triple Net Lease segment, the Company is party to triple net master leases with the tenant for the Holiday Portfolios. Pursuant to the leases, the tenant is required to pay base monthly rent payments in accordance with the underlying lease terms on a straight-line basis over the lease term which expires in 2031. Such payments amounted to $16,989 and $16,258 for the three months ended June 30, 2015 and 2014 and $33,979 and $32,516 for the six months ended June 30, 2015 and 2014, respectively.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2015
(dollars in thousands, except share data)

12.	INCOME TAXES

New Senior has been operating so as to qualify as a REIT under the requirements of the Internal Revenue Code ("Code"). However, certain of the Company’s activities are conducted through its TRS and therefore are subject to federal and state income taxes at regular corporate tax rates.

The following table presents the provision for income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Current
Federal	$—	$766	$—	$1,006
State and local	68	(47)	104	4
Total current provision	68	719	104	1,010
Deferred
Federal	$48	$(83)	$(110)	$(20)
State and local	13	(9)	40	(3)
Total deferred provision	61	(92)	(70)	(23)
Total Provision for Income Taxes	$129	$627	$34	$987

The following table presents the significant components of deferred tax assets:

June 30, 2015
Deferred Tax Assets:
Prepaid fees and rent	$2,155
Depreciation and amortization	863
Net operating losses	1,828
Other	217
Total Deferred Tax Assets	5,063
Less valuation allowance	—
Net Deferred Tax Assets	$5,063

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income by the TRS during the periods in which temporary differences become deductible. The Company has not recorded a valuation allowance against its deferred tax assets as of June 30, 2015 as management believes that it is more likely than not that the deferred tax assets will be realized.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2015
(dollars in thousands, except share data)

13.	EQUITY

Equity and Dividends

On April 6, 2015 and June 8, 2015, the Company announced that its Board of Directors approved cash dividends of $15,276, or $0.23 per common share, and $17,268, or $0.26 per common share, respectively. The dividends were paid on April 30, 2015 to shareholders of record on April 17, 2015 and August 3, 2015 to shareholders of record on June 18, 2015, respectively.

On June 29, 2015, the Company issued 20,114,090 shares of its common stock in a public offering at a price of $13.75, for proceeds of $266,513, net of issuance costs. Certain executive officers and a director of the Company participated in this offering and purchased an aggregate of 101,817 shares at the public offering price. The Company intends to use the net proceeds from the offering to fund a portion of the purchase price for a $640,000 portfolio of IL-only senior housing properties, which the Company entered into an agreement to purchase on June 22, 2015, and for general corporate purposes, which may include, but are not limited to, funding additional acquisitions.

As of June 30, 2015, 1,372,369 shares of the Company's common stock were held by Fortress, through its affiliates, and its principals and employees.

Stock Options

In connection with the public offering of common stock, the Company granted options to the Manager, pursuant to the Management Agreement, to purchase 2,011,409 shares of New Senior's common stock at a price of $13.75, which had a grant date fair value of $2,976. The assumptions used in valuing the options were: a 2.51% risk-free rate, a 8.16% dividend yield, 21.32% volatility and a 10 year term. The fair value of these options was recorded as an increase in equity with an offsetting reduction of capital proceeds received.

14.	COMMITMENTS AND CONTINGENCIES

As of June 30, 2015, management believes there are no material contingencies that would affect the Company’s results of operations, cash flows or financial position.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2015
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

Environmental Costs

As a commercial real estate owner, the Company is subject to potential environmental costs. As of June 30, 2015, management of the Company is not aware of any environmental concerns that would have a material adverse effect on the Company’s financial position or results of operations.

Capital Improvement and Repair Commitments

The Company is committed to making $4,000 available for immediate capital improvements to the triple net lease properties under the LCS Portfolio, of which $59 has been funded as of June 30, 2015. The Company also agreed to make available an additional $11,500 at certain intervals over the 15 year lease period to be used for further capital improvements. Upon funding these further capital improvements, the Company will be entitled to a rent increase. Additionally, the Company is committed under the Watermark triple net lease property to make $1,000 available for lender mandated repairs and $1,000 available for additional capital improvements during the 15 year lease period. Upon funding the capital improvements, the Company will be entitled to a rent increase. No repairs or capital improvements under the Watermark property have been funded as of June 30, 2015. Finally, the Company has two ground leases with initial terms of 74 and 82 years that require equal annual rent payments over the life of the leases which are not material.

15.	SUBSEQUENT EVENTS

These Consolidated Financial Statements include a discussion of material events, if any, which have occurred subsequent to June 30, 2015 (referred to as subsequent events) through the issuance of the Consolidated Financial Statements.

On June 22, 2015, the Company entered into a Purchase and Sale Agreement to acquire a portfolio of 28 private pay, IL-only properties for a purchase price of $640,000. This acquisition is expected to be financed with a combination of long-term, fixed rate mortgage debt and cash on hand. This portfolio will be integrated into the Managed Properties segment and will be managed by Holiday. This acquisition is subject to various conditions, including the completion of due diligence, and is expected to close in the third quarter of 2015.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand the results of operations and financial condition of New Senior. The following should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto included within this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those included in Part II, Item 1A. “Risk Factors.”

OVERVIEW

Our Business

We are a REIT primarily focused on investing in private pay senior housing properties. We have been investing in senior housing since 2012 and currently own a diversified portfolio of 124 primarily private pay senior housing properties located across 32 states. We are listed on the NYSE under the symbol “SNR” and are headquartered in New York, New York.

We conduct our business through two reportable segments: Managed Properties and Triple Net Lease Properties. See our Consolidated Financial Statements and the related notes, including Note 1 included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

We made four acquisitions of senior housing portfolios comprised of 24 properties during the six months ended June 30, 2015. We continue to explore opportunities to invest in additional senior housing properties across the United States. While we generally target small portfolios, we have invested in large portfolios that we believe offer attractive risk-adjusted returns.

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

Segment Overview

We evaluate our business operations and allocate resources based on two segments: (i) Managed Properties and (ii) Triple Net Lease Properties. Under our Managed Properties segment, we operate 66 properties under property management agreements with the Property Managers. Under our Triple Net Lease Properties segment, we lease 58 of our properties under four triple net master leases.

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

Three months ended June 30, 2015 compared to three months ended June 30, 2014

The following table sets forth our historical results of operations for the three months ended June 30, 2015 and 2014, derived from our unaudited Consolidated Financial Statements included elsewhere in this Form 10-Q.

(dollars in thousands)	Three months ended June 30,		Increase (Decrease)
	2015	2014	Amount	Percentage
Revenues
Resident fees and services	$63,470	$37,277	$26,193	70.3%
Rental revenue	27,730	22,346	5,384	24.1%
Total revenues	91,200	59,623	31,577	53.0%

Expenses
Property operating expense	42,824	26,196	16,628	63.5%
Depreciation and amortization	39,574	23,177	16,397	70.7%
Interest expense	16,984	14,097	2,887	20.5%
Acquisition, transaction and integration expense	5,199	4,013	1,186	29.6%
Management fee to affiliate	3,071	1,726	1,345	77.9%
General and administrative expense	4,129	817	3,312	NM
Other expense	480	—	480	NM
Total expenses	$112,261	$70,026	$42,235	60.3%

Loss before income taxes	(21,061)	(10,403)	(10,658)	102.5%
Income tax expense	129	627	(498)	(79.4)%
Net Loss	$(21,190)	$(11,030)	$(10,160)	92.1%
_______________
NM – Not meaningful

The following table provides a comparison of the results of operations of our segments for the three months ended June 30, 2015 and 2014:

(dollars in thousands)	Three months ended June 30,		Increase (Decrease)
	2015	2014	Amount	Percentage
Managed Properties
Resident fees and services	$63,470	$37,277	$26,193	70.3%
Property operating expense	42,824	26,196	16,628	63.5%
Segment NOI for Managed Properties	$20,646	$11,081	$9,565	86.3%

Triple Net Lease Properties
Rental revenue	27,730	22,346	5,384	24.1%
Segment NOI for Triple Net Lease Properties	$27,730	$22,346	$5,384	24.1%

The following table provides the reconciliation of our segment NOI to net loss, and compares the results of operations for the three months ended June 30, 2015 and 2014:

(dollars in thousands)	Three months ended June 30,		Increase (Decrease)
	2015	2014	Amount	Percentage
Total Revenue	$91,200	$59,623	$31,577	53.0%

Segment NOI for Managed Properties	20,646	11,081	9,565	86.3%
Segment NOI for Triple Net Lease Properties	27,730	22,346	5,384	24.1%
Total Segment NOI	48,376	33,427	14,949	44.7%
Expenses
Depreciation and amortization	39,574	23,177	16,397	70.7%
Interest expense	16,984	14,097	2,887	20.5%
Acquisition, transaction and integration expense	5,199	4,013	1,186	29.6%
Management fee to affiliate	3,071	1,726	1,345	77.9%
General and administrative expense	4,129	817	3,312	NM
Other expense	480	—	480	NM
Income tax expense	129	627	(498)	(79.4)%
Net Loss	$(21,190)	$(11,030)	$(10,160)	92.1%
_______________
NM – Not meaningful

Managed Properties

During the three months ended June 30, 2015, we acquired a portfolio of two senior housing properties bringing the total number of Managed Properties to 66 as of June 30, 2015. We accounted for each acquisition under the acquisition method, whereby all assets acquired and liabilities assumed are recognized at their acquisition-date fair value with acquisition-related costs being expensed as incurred. The results of operations from the acquisitions are reflected in our Consolidated Financial Statements from the date of the respective acquisition.

	As of and for the three months ended June 30,
	2015	2014
Total properties	66	38
Total beds	8,090	4,870
Average occupancy rate	86.2%	83.1%

Same Store information, as used herein, is defined as information for 35 properties owned for the entirety of comparable periods. The following table presents Same Store Segment NOI, Segment NOI for non-Same Store properties and Total Segment NOI for the three months ended June 30, 2015 and 2014:

(dollars in thousands)	Three months ended June 30,		Increase (Decrease)
	2015	2014	Amount	Percentage
Resident fees and services	$38,512	$36,684	$1,828	5.0%
Property operating expense	27,155	25,821	1,334	5.2%
Same Store Segment NOI	11,357	10,863	494	4.5%
Segment NOI for non-Same Store properties	9,289	218	9,071	NM
Total Segment NOI	$20,646	$11,081	$9,565	86.3%
_______________
NM – Not meaningful

Resident fees and services

Resident fees and services represent residents’ monthly rental and care fees. Revenue from resident fees and services increased by $26.2 million to $63.5 million for the three months ended June 30, 2015 from $37.3 million for the three months ended June 30, 2014. For the three months ended June 30, 2015, resident fees and services include revenues derived from the additional 28 properties that were acquired after June 30, 2014 and have been part of operations since their acquisition date. This series of acquisitions increased the total number of beds by 3,220 to bring the total bed count to 8,090 for the Managed Properties segment at June 30, 2015. Average occupancy rates for the three months ended June 30, 2015 and 2014 were 86.2% and 83.1%, respectively.

Same Store resident fees and services increased by $1.8 million to $38.5 million for the three months ended June 30, 2015 from $36.7 million for the three months ended June 30, 2014. This increase was driven by an increase in rental rates and an increase in average occupancy rates on a same store basis from 83.2% as of June 30, 2014 to 84.4% as of June 30, 2015.

Property operating expense

Property operating expense increased by $16.6 million to $42.8 million for the three months ended June 30, 2015 from $26.2 million for the three months ended June 30, 2014. The increase was primarily due to increases in labor, food, utilities, marketing and other costs as a result of the additional properties that were acquired after June 30, 2014 and have been part of the operations since their respective acquisition dates. Property operating expense as a percent of segment revenues decreased to 67.5% for the three months ended June 30, 2015 from 70.3% for the three months ended June 30, 2014.

Property operating expense includes property management fees and travel reimbursements paid to Property Managers of $3.8 million and $2.3 million for the three months ended June 30, 2015 and 2014, respectively. With the exception of the addition of JEA and Thrive as Property Managers, there have been no changes to the basis by which property management fees are paid to the Property Managers.

Same Store property operating expense increased by $1.3 million to $27.2 million from $25.8 million for the three months ended June 30, 2015 and 2014, respectively, primarily due to an increase in average occupancy rates and an increase in labor and other costs.

Segment NOI for Managed Properties

Segment NOI for Managed Properties increased by $9.6 million to $20.6 million for the three months ended June 30, 2015 from $11.1 million for the three months ended June 30, 2014, or as a percent of resident fees and services, was 32.5% and 29.7%, respectively. The increase in segment NOI primarily reflects the impact of the additional properties that were acquired after June 30, 2014.

Same Store Segment NOI for the Managed Properties segment increased by $0.5 million, to $11.4 million for the three months ended June 30, 2015 from $10.9 million for the three months ended June 30, 2014, primarily due to an increase in average occupancy rates.

Triple Net Lease Properties

Rental revenue and Segment NOI for Triple Net Lease Properties

Segment NOI for Triple Net Lease Properties increased by $5.4 million to $27.7 million for the three months ended June 30, 2015 from $22.3 million for the three months ended June 30, 2014. The increase was due to the acquisitions of the LCS portfolio in the second quarter of 2014 and Watermark in the second quarter of 2015. As a percentage of rental revenue, segment NOI was 100% of revenue for each fiscal year as the lessee operates the property and bears the related costs, including repairs, maintenance, capital expenditures, utilities, taxes, insurance and the payroll expense of property-level employees.

Expenses

Depreciation and amortization

Depreciation and amortization expense increased by $16.4 million to $39.6 million for the three months ended June 30, 2015 from $23.2 million for the three months ended June 30, 2014. The increase primarily reflects the impact of the additional properties that were acquired after June 30, 2014.

Interest expense

Interest expense increased by $2.9 million to $17.0 million for the three months ended June 30, 2015 from $14.1 million for the three months ended June 30, 2014. We incurred an additional $919.9 million in debt since June 30, 2014 and repaid $304.9 million of mortgage notes payable. The net increase in mortgage notes payable, related to the additional properties that were acquired after June 30, 2014, resulted in increased interest expense.

The weighted average effective interest rate for the three months ended June 30, 2015 and 2014 was 4.01% and 4.22%, respectively. The period-over-period decrease primarily relates to the refinancing of $297.0 million of mortgage loans in March 2015.

Acquisition, transaction and integration expense

Acquisition, transaction and integration expense increased by $1.2 million to $5.2 million for the three months ended June 30, 2015 from $4.0 million for the three months ended June 30, 2014. The increase primarily reflects an increase in acquisition-related costs, partially offset by a decrease in spin-off related costs. Acquisition, transaction and integration expense includes $2.3 million of spin-off related costs for the three months ended June 30, 2014. Spin-off related costs were not material for the three months ended June 30, 2015.

Management fee to affiliate

Management fee to affiliate expense increased by $1.3 million to $3.1 million for the three months ended June 30, 2015 from $1.7 million for the three months ended June 30, 2014.

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

General and administrative expense

General and administrative expense increased by $3.3 million to $4.1 million for the three months ended June 30, 2015 from $0.8 million for the three months ended June 30, 2014. The increase was primarily driven by the reimbursement to the Manager for costs incurred for tasks and other services performed by the Manager under the Management Agreement, an increase in audit and other professional fees primarily related to Sarbanes-Oxley compliance and an increase in franchise taxes due to the additional properties acquired after June 30, 2014.

Other expense

Other expense was $0.5 million for the three months ended June 30, 2015 which reflects the change in the fair value of our interest rate caps.

Income tax expense

We have been operating so as to qualify as a REIT under the requirements of the Code. However, certain of our activities are conducted through our TRS and therefore are subject to federal and state income taxes. During the three months ended June 30, 2015 and 2014, our TRS recorded approximately $0.1 million and $0.6 million in income tax expense, respectively.

Six months ended June 30, 2015 compared to six months ended June 30, 2014

The following table sets forth our historical results of operations for the six months ended June 30, 2015 and 2014, derived from our unaudited Consolidated Financial Statements included elsewhere in this Form 10-Q.

(dollars in thousands)	Six months ended June 30,		Increase (Decrease)
	2015	2014	Amount	Percentage
Revenues
Resident fees and services	$110,658	$72,814	$37,844	52.0%
Rental revenue	54,402	44,644	9,758	21.9%
Total revenues	165,060	117,458	47,602	40.5%

Expenses
Property operating expense	77,095	51,755	25,340	49.0%
Depreciation and amortization	69,731	46,012	23,719	51.5%
Interest expense	32,295	27,402	4,893	17.9%
Acquisition, transaction and integration expense	9,117	8,236	881	10.7%
Management fee to affiliate	6,122	3,379	2,743	81.2%
General and administrative expense	7,539	1,655	5,884	NM
Loss on extinguishment of debt	5,091	—	5,091	NM
Other expense	480	—	480	NM
Total expenses	$207,470	$138,439	$69,031	49.9%

Loss before income taxes	(42,410)	(20,981)	(21,429)	102.1%
Income tax expense	34	987	(953)	NM
Net Loss	$(42,444)	$(21,968)	$(20,476)	93.2%
_______________
NM – Not meaningful

The following table provides a comparison of the results of operations of our segments for the six months ended June 30, 2015 and 2014:

(dollars in thousands)	Six months ended June 30,		Increase (Decrease)
	2015	2014	Amount	Percentage
Managed Properties
Resident fees and services	$110,658	$72,814	$37,844	52.0%
Property operating expense	77,095	51,755	25,340	49.0%
Segment NOI for Managed Properties	$33,563	$21,059	$12,504	59.4%

Triple Net Lease Properties
Rental revenue	54,402	44,644	9,758	21.9%
Segment NOI for Triple Net Lease Properties	$54,402	$44,644	$9,758	21.9%

The following table provides the reconciliation of our segment NOI to net loss, and compares the results of operations for the six months ended June 30, 2015 and 2014:

(dollars in thousands)	Six months ended June 30,		Increase (Decrease)
	2015	2014	Amount	Percentage
Total Revenue	$165,060	$117,458	$47,602	40.5%

Segment NOI for Managed Properties	33,563	21,059	12,504	59.4%
Segment NOI for Triple Net Lease Properties	54,402	44,644	9,758	21.9%
Total Segment NOI	87,965	65,703	22,262	33.9%
Expenses
Depreciation and amortization	69,731	46,012	23,719	51.5%
Interest expense	32,295	27,402	4,893	17.9%
Acquisition, transaction and integration expense	9,117	8,236	881	10.7%
Management fee to affiliate	6,122	3,379	2,743	81.2%
General and administrative expense	7,539	1,655	5,884	NM
Loss on extinguishment of debt	5,091	—	5,091	NM
Other expense	480	—	480	NM
Income tax expense	34	987	(953)	NM
Net Loss	$(42,444)	$(21,968)	$(20,476)	93.2%
_______________
NM – Not meaningful

Managed Properties

During the six months ended June 30, 2015, we acquired 23 senior housing properties in three different portfolios bringing the total number of Managed Properties to 66 as of June 30, 2015. We accounted for each acquisition under the acquisition method, whereby all assets acquired and liabilities assumed are recognized at their acquisition-date fair value with acquisition-related costs being expensed as incurred. The results of operations from the acquisitions are reflected in our Consolidated Financial Statements from the date of the respective acquisition.

	As of and for the six months ended June 30,
	2015	2014
Total properties	66	38
Total beds	8,090	4,870
Average occupancy rate	85.1%	83.3%

Same Store information, as used herein, is defined as information for 33 properties owned for the entirety of comparable periods. The following table presents Same Store Segment NOI, Segment NOI for non-Same Store properties and Total Segment NOI for the six months ended June 30, 2015 and 2014:

(dollars in thousands)	Six months ended June 30,		Increase (Decrease)
	2015	2014	Amount	Percentage
Resident fees and services	$72,550	$69,100	$3,450	5.0%
Property operating expense	51,824	49,196	2,628	5.3%
Same Store Segment NOI	20,726	19,904	822	4.1%
Segment NOI for non-Same Store properties	12,837	1,155	11,682	NM
Total Segment NOI	$33,563	$21,059	$12,504	59.4%
_______________
NM – Not meaningful

Resident fees and services

Resident fees and services represent residents’ monthly rental and care fees. Revenue from resident fees and services increased by $37.8 million to $110.7 million for the six months ended June 30, 2015 from $72.8 million for the six months ended June 30, 2014. For the six months ended June 30, 2015, resident fees and services include revenues derived from the additional 28 properties that were acquired after June 30, 2014 and have been part of operations since their acquisition date. This series of acquisitions increased the total number of beds by 3,220 to bring the total bed count to 8,090 for the Managed Properties segment at June 30, 2015. Average occupancy rates for the six months ended June 30, 2015 and 2014 were 85.1% and 83.3%, respectively.

Same Store resident fees and services increased by $3.5 million to $72.6 million for the six months ended June 30, 2015 from $69.1 million for the six months ended June 30, 2014. This increase was driven by an increase in rental rates and an increase in average occupancy rates on a same store basis from 82.9% as of June 30, 2014 to 83.5% as of June 30, 2015.

Property operating expense

Property operating expense increased by $25.3 million to $77.1 million for the six months ended June 30, 2015 from $51.8 million for the six months ended June 30, 2014. The increase was primarily due to increases in labor, food, utilities, marketing and other costs as a result of the additional properties that were acquired after June 30, 2014 and have been part of the operations since their respective acquisition dates. Property operating expense as a percent of segment revenues decreased to 69.7% for the six months ended June 30, 2015 from 71.1% for the six months ended June 30, 2014.

Property operating expense includes property management fees and travel reimbursements paid to Property Managers of $6.9 million and $4.5 million for the six months ended June 30, 2015 and 2014, respectively. With the exception of the addition of JEA and Thrive as Property Managers, there have been no changes to the basis by which property management fees are paid to the Property Managers.

Same Store property operating expense increased by $2.6 million to $51.8 million from $49.2 million for the six months ended June 30, 2015 and 2014, respectively, primarily due to an increase in average occupancy rates and an increase in labor and other costs.

Segment NOI for Managed Properties

Segment NOI for Managed Properties increased by $12.5 million to $33.6 million for the six months ended June 30, 2015 from $21.1 million for the six months ended June 30, 2014, or as a percent of resident fees and services, was 30.3% and 28.9%, respectively. The increase in segment NOI primarily reflects the impact of the additional properties that were acquired after June 30, 2014.

Same Store Segment NOI for the Managed Properties segment increased by $0.8 million to $20.7 million for the six months ended June 30, 2015 from $19.9 million for the six months ended June 30, 2014, primarily due to an increase in average occupancy rates.

Triple Net Lease Properties

Rental revenue and Segment NOI for Triple Net Lease Properties

Segment NOI for Triple Net Lease Properties increased by $9.8 million to $54.4 million for the six months ended June 30, 2015 from $44.6 million for the six months ended June 30, 2014. The increase was due to the acquisitions of the LCS portfolio in the second quarter of 2014 and Watermark in the second quarter of 2015. As a percentage of rental revenue, segment NOI was 100% of revenue for each fiscal year as the lessee operates the property and bears the related costs, including repairs, maintenance, capital expenditures, utilities, taxes, insurance and the payroll expense of property-level employees.

Expenses

Depreciation and amortization

Depreciation and amortization expense increased by $23.7 million to $69.7 million for the six months ended June 30, 2015 from $46.0 million for the six months ended June 30, 2014. The increase primarily reflects the impact of the additional properties that were acquired after June 30, 2014.

Interest expense

Interest expense increased by $4.9 million to $32.3 million for the six months ended June 30, 2015 from $27.4 million for the six months ended June 30, 2014. We incurred an additional $919.9 million in debt since June 30, 2014 and repaid $304.9 million of mortgage notes payable. The net increase in mortgage notes payable, related to the additional properties that were acquired after June 30, 2014, resulted in increased interest expense.

The weighted average effective interest rate for the six months ended June 30, 2015 and 2014 was 4.37% and 4.19%, respectively.

Acquisition, transaction and integration expense

Acquisition, transaction and integration expense increased by $0.9 million to $9.1 million for the six months ended June 30, 2015 from $8.2 million for the six months ended June 30, 2014. The increase primarily reflects an increase in acquisition-related costs, partially offset by a decrease in spin-off related costs. Acquisition, transaction and integration expense includes $5.8 million of spin-off related costs for the six months ended June 30, 2014. Spin-off related costs were not material for the six months ended June 30, 2015.

Management fee to affiliate

Management fee to affiliate expense increased by $2.7 million to $6.1 million for the six months ended June 30, 2015 from $3.4 million for the six months ended June 30, 2014.

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

General and administrative expense

General and administrative expense increased by $5.9 million to $7.5 million for the six months ended June 30, 2015 from $1.7 million for the six months ended June 30, 2014. The increase was primarily driven by the reimbursement to the Manager for costs incurred for tasks and other services performed by the Manager under the Management Agreement, an increase in audit and other professional fees primarily related to Sarbanes-Oxley compliance and an increase in franchise taxes due to the additional properties acquired after June 30, 2014.

Loss on extinguishment of debt

During the six months ended June 30, 2015, we paid off existing floating and fixed rate mortgage loans with an outstanding face amount of $289.5 million and we recognized a loss on extinguishment of debt of $5.1 million.

Other expense

Other expense was $0.5 million for the six months ended June 30, 2015 which reflects the change in the fair value of our interest rate caps.

Income tax expense

We have been operating so as to qualify as a REIT under the requirements of the Code. However, certain of our activities are conducted through our TRS and therefore are subject to federal and state income taxes. During the six months ended June 30, 2015 and 2014, our TRS recorded approximately $0.0 million and $1.0 million in income tax expense, respectively.

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

The following table summarizes the geographic locations of our senior housing portfolios as of June 30, 2015:

	Managed Properties		Triple Net Lease Properties		Total
Location	Number of Communities	Number of Beds	Number of Communities	Number of Beds	Number of Communities	Number of Beds
Arizona	1	108	1	115	2	223
California	6	682	2	235	8	917
Colorado	—	—	4	439	4	439
Connecticut	—	—	2	276	2	276
Florida	20	2,749	3	370	23	3,119
Georgia	1	77	—	—	1	77
Idaho	1	121	—	—	1	121
Illinois	1	66	1	111	2	177
Iowa	—	—	2	215	2	215
Kansas	—	—	2	238	2	238
Kentucky	—	—	1	117	1	117
Louisiana	1	117	1	103	2	220
Massachusetts	1	130	—	—	1	130
Michigan	2	301	1	121	3	422
Mississippi	1	67	1	93	2	160
Missouri	—	—	3	320	3	320
Montana	—	—	1	115	1	115
Nebraska	1	115	—	—	1	115
Nevada	—	—	1	121	1	121
New Hampshire	4	261	—	—	4	261
New York	1	118	2	234	3	352
North Carolina	5	674	2	240	7	914
Ohio	2	235	—	—	2	235
Oklahoma	1	120	—	—	1	120
Oregon	2	165	6	600	8	765
Pennsylvania	2	292	4	808	6	1,100
Tennessee	2	124	1	109	3	233
Texas	3	587	14	2,204	17	2,791
Utah	5	590	1	117	6	707
Virginia	1	121	1	120	2	241
Washington	2	270	—	—	2	270
Wisconsin	—	—	1	116	1	116
Total	66	8,090	58	7,537	124	15,627

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity needs are to (i) fund operating expenses, (ii) meet debt service requirements, (iii) fund recurring capital expenditures and acquisition activities and (iv) make dividend distributions. As of June 30, 2015, we had approximately $343.1 million in liquidity, consisting of unrestricted cash and cash equivalents. Essentially, our cash flow provided by operations is equal to (i) revenues received from our senior housing portfolios, less (ii) operating expenses (primarily management fees, property operating expense, professional fees, insurance and taxes), less (iii) interest on the mortgage notes payable. Net cash provided by operating activities was $33.0 million and $28.8 million for the six months ended June 30, 2015 and 2014, respectively.

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

Debt Obligations

Mortgage notes related to certain senior housing properties contain various customary loan covenants, and in certain cases include a Debt Service Coverage Ratio and Project Yield, as defined in the agreements. We were in compliance with all of the covenants as of June 30, 2015.

See Note 8 to the Consolidated Financial Statements for further information related to our non-recourse mortgage notes as of June 30, 2015.

Capital Expenditures

For our Managed Properties segment, we anticipate that capital expenditures will be funded through operating cash flows from the Managed Properties along with additional borrowings. However, our borrowing capability may be limited or restricted in certain circumstances by our existing contractual debt obligations and, therefore, limit our ability to fund capital expenditures. During the six months ended June 30, 2015, we funded $5.0 million of capital expenditures.

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

Cash Flows

The following table provides a summary of our cash flows for the six months ended June 30, 2015 and 2014:

(dollars in thousands)	Six Months Ended June 30,
	2015	2014
Net cash provided by (used in)
Operating activities	$32,957	$28,841
Investing activities	(601,057)	(232,560)
Financing activities	684,804	220,865
Net Increase in Cash and Cash Equivalents	116,704	17,146
Cash and Cash Equivalents, Beginning of Period	226,377	30,393
Cash and Cash Equivalents, End of Period	$343,081	$47,539

Operating activities

Net cash provided by operating activities was $33.0 million and $28.8 million for the six months ended June 30, 2015 and 2014, respectively. The period-over-period increase was primarily due to a net increase in operating cash flows generated by the additional properties that were acquired after June 30, 2014 and Same Store growth across our portfolio, partially offset by transaction costs associated with the refinancing of $297.0 million of debt in March 2015.

Investing activities

Net cash used in investing activities was $601.1 million and $232.6 million for the six months ended June 30, 2015 and 2014, respectively. The period-over-period increase was primarily driven by a net increase in cash paid of $362.3 million for the acquisition of additional properties.

Financing activities

Net cash provided by financing activities was $684.8 million and $220.9 million for the six months ended June 30, 2015 and 2014, respectively. The period-over-period increase was primarily driven by an increase in net proceeds of $724.7 million from the issuance of debt and net proceeds of $266.5 million from the issuance of common stock, partially offset by debt repayments of $297.4 million and capital contributions of $216.2 million from Newcastle prior to the spin-off.

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

Income Tax

We have been operating so as to qualify as a REIT under the requirements of the Code. Currently, certain of our activities are conducted through our TRS and therefore are subject to federal and state income taxes at regular corporate tax rates. Our TRS leases properties from our REIT entities for which the TRS is charged rent based on market rates following the terms of the lease agreements between the TRS and the REIT entities. As of June 30, 2015, the Company is in the process of reviewing these agreements and we may modify certain provisions in order to clarify existing terms. Any modification to the timing or extent of lease payments between our REIT entities and the TRS would result in a change to our taxable income, although our pre-tax income would remain unchanged due to the fact that our REIT entities and the TRS are consolidated and transactions between consolidated entities are eliminated.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2015, we do not have any off-balance sheet arrangements. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, special purpose or variable interest entities established to facilitate off-balance sheet arrangements. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intend to provide additional funding to any such entities.

CONTRACTUAL OBLIGATIONS

In addition to mortgage notes payable, we are a party to the Management Agreement with the Manager and property management agreements with Property Managers. However, at this time, the amount of this obligation is not estimable. We also committed to making $4.0 million available for immediate capital improvements to the triple net lease properties under the LCS portfolio, of which $0.1 million has been funded as of June 30, 2015. We also agreed to make available an additional $11.5 million at certain intervals over the 15 year lease period to be used for further capital improvements. Upon funding these further capital improvements, we will be entitled to a rent increase. Additionally, we have committed under the Watermark triple net lease property to make $1.0 million available for lender mandated repairs and $1.0 million available for additional capital improvements during the 15 year lease period. Upon funding the capital improvements, we will be entitled to a rent increase. No repairs or capital improvements under the Watermark property have been funded as of June 30, 2015. Finally, we have two ground leases with initial terms of 74 and 82 years that require equal annual rent payments over the life of the leases which are not material. We do not have any supplier contracts or other material commitments at this time.

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

The non-GAAP financial measures we present in this Form 10-Q may not be identical to those presented by other real estate companies due to the fact that not all real estate companies use the same definitions. You should not consider these measures as alternatives to net income (determined in accordance with GAAP), which is an indicator of our financial performance, or as alternatives to cash flow from operating activities (determined in accordance with GAAP), which is a liquidity measure, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs. In order to facilitate a clear understanding of our consolidated historical operating results, you should examine these measures in conjunction with net income as presented in our Consolidated Financial Statements and other financial data included elsewhere in this Form 10-Q.

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

We use the National Association of Real Estate Investment Trusts ("NAREIT") definition of FFO. NAREIT defines FFO as net income (computed in accordance with GAAP) excluding gains (losses) from sales of depreciable real estate assets, impairment charges of depreciable real estate, plus real estate depreciation and amortization, and after adjustments for unconsolidated entities and joint ventures to reflect FFO on the same basis. We define Normalized FFO as FFO excluding the following income and expense items (which may be recurring in nature): (a) acquisition, transaction and integration related costs and expenses; (b) the write off of unamortized deferred financing costs, or additional costs, make whole payments, penalties or premiums incurred as the result of early repayment of debt (collectively, "Loss on extinguishment of debt"); and (c) changes in the fair value of interest rate caps.

The following table sets forth a reconciliation of net loss to FFO and Normalized FFO for the three and six months ended June 30, 2015 and 2014:

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Loss	$(21,190)	$(11,030)	$(42,444)	$(21,968)
Depreciation and amortization	39,574	23,177	69,731	46,012
FFO	18,384	12,147	27,287	24,044
Acquisition, transaction and integration expense	5,199	4,013	9,117	8,236
Loss on extinguishment of debt	—	—	5,091	—
Change in the fair value of interest rate caps (A)	480	—	480	—
Normalized FFO	$24,063	$16,160	$41,975	$32,280

(A)	Included in "Other expense" in the Consolidated Statements of Operations.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization

We consider Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) as an important supplemental measure to net income because it provides additional information with which to evaluate our operating performance on an unleveraged basis. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, excluding acquisition, transaction and integration expense, gains (losses) on sales of real estate, impairment charges, write offs of unamortized deferred financing costs, or additional costs, make whole payments, penalties or premiums incurred as the result of early repayment of debt (collectively, "Loss on extinguishment of debt") and changes in the fair value of interest rate caps. Adjusted EBITDA does not represent, and should not be considered as an alternative to, net income as determined in accordance with GAAP.

The following table sets forth a reconciliation of net loss to Adjusted EBITDA for the three and six months ended June 30, 2015 and 2014:

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Loss	$(21,190)	$(11,030)	$(42,444)	$(21,968)
Interest expense	16,984	14,097	32,295	27,402
Income tax expense	129	627	34	987
Depreciation and amortization	39,574	23,177	69,731	46,012
Acquisition, transaction and integration expense	5,199	4,013	9,117	8,236
Loss on extinguishment of debt	—	—	5,091	—
Change in the fair value of interest rate caps (A)	480	—	480	—
Adjusted EBITDA	$41,176	$30,884	$74,304	$60,669

(A)	Included in "Other expense" in the Consolidated Statements of Operations.

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

Rental revenue - Rental revenue from the Triple Net Lease Properties segment is recognized on a straight-line basis over the applicable term of the lease when collectability is reasonably assured. Recognizing rental revenue on a straight-line basis typically results in recognizing revenue in excess of cash amounts contractually due from our tenants during the first half of the lease term, creating a straight-line rent receivable that is included in "Receivables and other assets, net," in the Consolidated Balance Sheets.

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

We estimate the fair value of in-place leases as (i) the present value of the estimated rental revenue that would have been forgone, offset by variable costs that would have otherwise been incurred during a reasonable lease-up period, as if the acquired units were vacant and (ii) the estimated absorption costs, such as additional marketing costs that would have been incurred during the lease-up period. The acquisition fair value of the in-place lease intangibles is amortized over the average length of stay of the residents at the senior housing properties on a straight-line basis, which is estimated to be approximately 24 months for AL/MC and CCRC properties and approximately 33 months for IL-only properties.

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

Contingent consideration, if any, is measured at fair value on the date of acquisition. In subsequent reporting periods, the fair value of the contingent consideration is remeasured at each reporting date, with any change recorded in "Other expense," in the Consolidated Statements of Operations.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB and the International Accounting Standards Board ("IASB") issued ASU 2014-09 Revenues from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The effective date of this standard will be for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted beginning after December 15, 2016. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance in the ASU. We are currently evaluating the new guidance to determine the impact it may have on our Consolidated Financial Statements.

In February 2015, the FASB issued ASU 2015-02 which amends the consolidation guidance in ASC 810. The standard eliminates the deferral of FAS 167, per ASC 810-10-65-2(a), that has allowed certain investment funds to follow the previous consolidation guidance in FIN 46 (R). The standard changes whether (1) fees paid to a decision maker or service provider represent a variable interest, (2) a limited partnership or similar entity has the characteristics of a VIE and (3) a reporting entity is the primary beneficiary of a VIE. The effective date of the standard will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 for public companies, and early adoption is permitted. We are currently evaluating the new guidance to determine the impact it may have on our Consolidated Financial Statements.

In April 2015, the FASB issued ASU 2015-03 Simplifying the Presentation of Debt Issuance Costs. The standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The effective date of the standard will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 for public companies, and early adoption is permitted. We have elected to early adopt the provisions of this ASU and it requires retrospective application to all prior periods. Accordingly, "Mortgage notes payable, net" is reported net of deferred financing costs of $38,133 and $36,206 as of June 30, 2015 and December 31, 2014, respectively, in the Consolidated Balance Sheets.

The FASB has recently issued or discussed a number of proposed standards on such topics as financial statement presentation, leases, financial instruments and hedging. Some of the proposed changes are significant and could have a material impact on our Consolidated Financial Statements. We have not yet fully evaluated the potential impact of all these proposals, but will make such an evaluation as the standards are finalized.

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

As of June 30, 2015 we had $872.5 million of floating rate debt, representing approximately 50.8% of our total indebtedness, with a weighted average rate of 2.70%. A 100 basis point change in interest rates would change annual interest expense by $8.7 million on an annualized basis.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)
Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and completely.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

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
Accordingly, our TRS has retained Holiday, Blue Harbor, JEA and Thrive to manage properties owned by us. Although we have various rights pursuant to our property management agreements, we rely upon our property managers’ personnel, expertise, technical resources and information systems, compliance procedures and programs, proprietary information, good faith and judgment to manage our senior housing operations efficiently and effectively. We also rely on our property managers to provide accurate property-level financial results for our properties in a timely manner and to otherwise operate our properties in compliance with the terms of our property management agreements and all applicable laws and regulations. We rely on Holiday, Blue Harbor, JEA and Thrive to attract and retain skilled management personnel and property level personnel who are responsible for the day-to-day operations of our properties. Increases in labor costs and other property operating expense, or significant changes in Holiday’s, Blue Harbor’s, JEA’s or Thrive's ability to manage our properties efficiently and effectively, could adversely affect the income we receive from our properties and have a material adverse effect on us. As managers, our property managers do not lease our properties, and, therefore, we are not directly exposed to their credit risk in the same manner or to the same extent as our triple net tenants. However, any adverse developments in Holiday’s, Blue Harbor’s, JEA’s or Thrive's business and affairs or financial condition could impair its ability to manage our properties efficiently and effectively and could have a material adverse effect on us.
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
Licensing, Medicare and Medicaid and other laws may also require some or all of our operators to comply with extensive standards governing their operations and such operations are subject to routine inspections. In addition, certain laws prohibit fraud by senior housing operators and other healthcare communities, including civil and criminal laws that prohibit false claims in Medicare, Medicaid and other programs that regulate patient referrals. In recent years, the federal and state governments have devoted increasing resources to monitoring the quality of care at senior housing communities and to anti-fraud investigations in healthcare operations generally. When violations of applicable laws are identified, federal or state authorities may impose civil monetary damages, treble damages, repayment requirements and criminal sanctions. In addition to these penalties, violation of any of these laws may subject our operators to exclusion from participation in any federal or state healthcare program. For example, if an operator is subject to a criminal conviction relating to the delivery of goods or services under the Medicare or Medicaid programs, the operator would be excluded from participation in those programs for five years. These fraud and abuse laws and regulations are complex, and we and our operators do not always have the benefit of significant regulatory or judicial interpretation of these laws and regulations. While we do not believe our operators are in violation of these prohibitions, we cannot assure you that governmental officials charged with the responsibility of enforcing the provisions of these prohibitions will not assert that an operator is in violation of such laws and regulations. Violations of law often result in significant media attention. Healthcare communities may also be subject to license revocation or conditional licensure and exclusion from or conditional Medicare or Medicaid participation. When quality of care deficiencies or improper billing are alleged or identified, various laws, including laws prohibiting patient abuse and neglect, may authorize civil money penalties or fines; the suspension, modification or revocation of a license (which could result in the suspension of operations) or Medicare or Medicaid participation; the suspension or denial of admissions of residents; the removal of residents from properties; the denial of payments in full or in part; the implementation of state oversight, temporary management or receivership; and the imposition of criminal penalties. We, our property managers and our tenants have received inquiries and requests from various government agencies and we have in the past and may in the future receive notices of potential sanctions, and governmental authorities may impose such sanctions from time to time on our properties based on allegations of violations or alleged or actual failures to cure identified deficiencies. If imposed, such sanctions may adversely affect the profitability of managed properties, the ability to maintain managed properties (including properties unrelated to the property in question) in a given state, our ability to continue to engage certain managers and our tenants’ ability to pay rents to us (and any such nonpayment could potentially affect our ability to meet future monetary obligations or could trigger an event of default under our financing arrangements). Any such claims could also result in material civil litigation. Federal and state requirements for change in control of healthcare communities, including, as applicable, approvals of the proposed operator for licensure, certificate of need ("CON"), Medicare and Medicaid participation, and the terms of our debt may also limit or delay our ability to find substitute tenants or property managers. If any of our property managers or tenants becomes unable to operate our properties, or if any of our tenants becomes unable to pay its rent because they have violated government regulations or payment laws, we may experience difficulty in finding a substitute tenant or property manager or selling the affected property for a fair and commercially reasonable price, and the value of an affected property may decline materially.
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
As of June 30, 2015, either Blue Harbor, Holiday, JEA or Thrive managed all of our Managed Properties. Our property managers do not lease our properties and, therefore, we are not directly exposed to their credit risk in the same manner or to the same extent as a triple net lease tenant. However, we rely on our property managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our senior housing operations efficiently and effectively. We also rely on our property managers to set appropriate resident fees and to otherwise operate our senior housing communities in compliance with the terms of our property management agreements and all applicable laws and regulations. Although we have various rights as the property owner under our property management agreements, including various rights to set budget guidelines and to terminate and exercise remedies under those agreements as provided therein, any failure, inability or unwillingness on the part of our property managers to satisfy their respective obligations under those agreements, to efficiently and effectively manage our properties or to provide timely and accurate accounting information with respect thereto, could have a material adverse effect on us.

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
As of June 30, 2015, approximately 20.0% and 17.9% of the beds in our senior housing portfolios were located in Florida and Texas, respectively. In addition, as of June 30, 2015, 21.9% and 15.3% of total revenue for our Managed Properties segment and our Triple Net Lease Properties segment, respectively, was derived from our properties in Florida and Texas. As a result of this concentration, a material portion of our portfolios are significantly exposed to the effects of economic and real estate conditions in those particular markets, such as the supply of competing properties, home prices, income levels, the financial condition of our tenants, and general levels of employment and economic activity, which may be adversely affected by the recent decline in oil prices. To the extent that weak economic or real estate conditions affect Florida or Texas more severely than other areas of the country, our financial performance could be negatively impacted.
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
RISKS RELATED TO OUR MANAGER
We are dependent on our Manager and may not find a suitable replacement if our Manager terminates the Management Agreement, and the inability of our Manager to retain or obtain key personnel could delay or hinder implementation of our investment strategies, which could impair our ability to make distributions and could reduce the value of your investment.
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
Furthermore, we are dependent on the services of certain key employees of our Manager whose compensation may be partially or entirely dependent upon the amount of incentive or management compensation earned by our Manager and whose continued service is not guaranteed, and the loss of such services could adversely affect our operations. If any of these people were to cease their affiliation with us or our Manager, either we or our Manager may be unable to find suitable replacements, and our operating results could suffer. We believe that our future success depends, in large part, upon our Manager’s ability to hire and retain highly skilled personnel. Competition for highly skilled personnel is intense, and our Manager may be unsuccessful in attracting and retaining such skilled personnel. If we lose or are unable to obtain the services of highly skilled personnel, our ability to implement our investment strategies could be delayed or hindered and this could materially adversely affect our business, results of operations, financial condition and ability to make distributions to our stockholders.

There are conflicts of interest in our relationship with our Manager.
Our Management Agreement with our Manager was not negotiated between unaffiliated parties, and its terms, including fees payable, although approved by the independent directors of both Newcastle (our parent prior to the spin-off) and New Senior as fair, may not be as favorable to us as if they had been negotiated with an unaffiliated third party.
There are conflicts of interest inherent in our relationship with our Manager insofar as our Manager and its affiliates—including investment funds, private investment funds, or businesses managed by our Manager—invest in senior housing properties and whose investment objectives overlap with our investment objectives. Certain investments appropriate for us may also be appropriate for one or more of these other investment vehicles. Certain members of our board of directors and employees of our Manager who are our officers also serve as officers and/or directors of these other entities. Although we have the same Manager, we may compete with entities affiliated with our Manager or Fortress for certain target assets.  Fortress has two funds that were primarily focused on investing in senior housing properties. The first, raised in 2006 with $650 million in commitments at closing had its final liquidation in December 2014. The second, also raised in 2006, had $1.6 billion in capital commitments as of June 30, 2015 and is in the process of selling its investments, including its investments in Holiday. Certain of Fortress’s other funds also hold significant  investments in senior housing. All of these funds are outside their respective investment periods, although one of these funds has approximately $120 million in unfunded commitments, which may be drawn for follow-on investments. Fortress funds generally have a fee structure similar to ours, but the fees actually paid will vary depending on the size, terms and performance of each fund.  From time to time, affiliates of Fortress focus on investments in assets with a similar profile as our target assets that we may seek to acquire.  These affiliates may have meaningful purchasing capacity, which may change over time depending upon a variety of factors, including, but not limited to, available equity capital and debt financing, market conditions and cash on hand. Fortress had approximately $72.0 billion of assets under management as of June 30, 2015. In addition, with respect to funds in the process of selling investments, our Manager may be incentivized to regard the sale of such assets to New Senior positively, particularly if a sale to an unrelated third party would result in a loss of fees to our Manager.
Our Management Agreement with our Manager generally does not limit or restrict our Manager or its affiliates from engaging in any business or managing other pooled investment vehicles that invest in investments that meet our investment objectives. Our Manager may engage in additional investment opportunities related to senior housing in the future, which may cause our Manager to compete with us for investments or result in a change in our current investment strategy. In addition, our certificate of incorporation will provide that if Fortress or an affiliate or any of their officers, directors or employees acquire knowledge of a potential transaction that could be a corporate opportunity, they have no duty, to the fullest extent permitted by law, to offer such corporate opportunity to us, our stockholders or our affiliates. In the event that any of our directors and officers who is also a director, officer or employee of Fortress or its affiliates acquires knowledge of a corporate opportunity or is offered a corporate opportunity, provided that this knowledge was not acquired solely in such person’s capacity as a director or officer of ours and such person acts in good faith, then to the fullest extent permitted by law such person is deemed to have fully satisfied such person’s fiduciary duties owed to us and is not liable to us if Fortress or its affiliates pursues or acquires the corporate opportunity or if such person did not present the corporate opportunity to us.
The ability of our Manager and its officers and employees to engage in other business activities, subject to the terms of our Management Agreement with our Manager, may reduce the amount of time our Manager, its officers or other employees spend managing us. In addition, we may engage (subject to our investment guidelines) in material transactions with our Manager or another entity managed by our Manager or one of its affiliates, such as our acquisitions of sizeable portfolios of assets from Holiday, which may present an actual, potential or perceived conflict of interest. It is possible that actual, potential or perceived conflicts could give rise to investor dissatisfaction, litigation or regulatory enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential, actual or perceived conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest could have a material adverse effect on our reputation, which could materially adversely affect our business in a number of ways, including causing an inability to raise additional funds, a reluctance of counterparties to do business with us, a decrease in the prices of our equity securities and a resulting increased risk of litigation and regulatory enforcement actions.
The management compensation structure that we have agreed to with our Manager, as well as compensation arrangements that we may enter into with our Manager in the future (in connection with new lines of business or other activities), may incentivize our Manager to invest in high risk investments. In addition to its management fee, our Manager is currently entitled to receive incentive compensation. In evaluating investments and other management strategies, the opportunity to earn incentive compensation may lead our Manager to place undue emphasis on the maximization of such measures at the expense of other criteria, such as preservation of capital, in order to achieve higher incentive compensation. Investments with higher yield potential are generally riskier or more speculative than lower-yielding investments. Moreover, because our Manager receives compensation in the form of options in connection with the completion of our equity offerings, our Manager may be incentivized to cause us to issue additional stock, which could be dilutive to existing stockholders.

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
Because we are dependent upon our Manager and its affiliates to conduct our operations, any adverse changes in the financial health of our Manager or its affiliates or our relationship with them could hinder our Manager’s ability to successfully manage our operations.

We are dependent on our Manager and its affiliates to manage our operations and acquire and manage our investments. Under the direction of our board of directors, and subject to our investment guidelines, our Manager makes all decisions with respect to the management of our company. To conduct its operations, our Manager depends upon the fees and other compensation that it receives from us in connection with managing our company and from other entities and investors with respect to investment management services it provides. Any adverse changes in the financial condition of our Manager or its affiliates, or our relationship with our Manager, could hinder our Manager’s ability to successfully manage our operations, which would materially adversely affect our business, results of operations, financial condition and ability to make distributions to our stockholders. For example, adverse changes in the financial condition of our Manager could limit its ability to attract key personnel.

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
Under the provisions of RIDEA, we currently lease certain “qualified healthcare properties” (which generally include assisted living properties but not independent living properties) to our TRS (or a limited liability company of which the TRS is a member). The TRS in turn contracts with a third party operator to manage the healthcare operations at these properties. The rents paid by the TRS in this structure will be treated as qualifying rents from real property for purposes of the REIT requirements only if (i) they are paid pursuant to an arm’s-length lease of a qualified healthcare property and (ii) the operator qualifies as an “eligible independent contractor” with respect to the property. An operator will qualify as an eligible independent contractor if it meets certain ownership tests with respect to us, and if, at the time the operator enters into the property management agreement, the operator is actively engaged in the trade or business of operating qualified healthcare properties for any person who is not a related person to us or the TRS. If any of the above conditions were not satisfied, then the rents would not be considered income from a qualifying source for purposes of the REIT rules, which could cause us to incur penalty taxes or to fail to qualify as a REIT.

RISKS RELATED TO OUR COMMON STOCK
There can be no assurance that the market for our stock will provide you with adequate liquidity, which may make it difficult for you to sell the common stock when you want or at prices you find attractive.
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

•	removal of directors only for cause and only with the affirmative vote of at least 80% of the then issued and outstanding shares of our capital stock entitled to vote in the election of directors;

•	our board of directors to determine the powers, preferences and rights of our preferred stock and to issue such preferred stock without stockholder approval;

•	advance notice requirements applicable to stockholders for director nominations and actions to be taken at annual meetings; and

•
a prohibition, in our certificate of incorporation, stating that no holder of shares of our common stock will have cumulative voting rights in the election of directors, which means that the holders of a majority of the issued and outstanding shares of common stock can elect all the directors standing for election.

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

2.2
Purchase and Sale Agreement, dated as of June 22, 2015, by and among the purchaser named therein and the sellers named therein (incorporated by reference to New Senior’s Report on Form 8-K, Exhibit 2.1, filed on June 22, 2015).

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

10.5
Master Lease, dated December 23, 2013, by and among the Landlords named therein and NCT Master Tenant I LLC (incorporated by reference to Newcastle Investment Corp.’s Report on Form 10-K, Exhibit 10.17, filed on March 3, 2014).

10.6
Guaranty of Lease, dated December 23, 2013, by Holiday AL Holdings LP in favor of the Landlords named therein (incorporated by reference to Newcastle Investment Corp.’s Report on Form 10-K, Exhibit 10.18, filed on March 3, 2014).

10.7
Purchase and Sale Agreement, dated as of December 21, 2014, by and among the Purchasers named therein and the Sellers named therein, each of which is an affiliate of Hawthorn Retirement Group LLC (incorporated by reference to New Senior’s Report on Form 10-K, Exhibit 10.17, filed on February 26, 2015).

10.8
Multifamily Loan and Security Agreement - Seniors Housing, dated as of March 27, 2015, by and between NIC 11 Ashford Court Owner LLC, a Delaware limited liability company, as Borrower (“Borrower”), and Walker & Dunlop, LLC, as Lender (“Lender”) (incorporated by     reference to New Senior’s Report on Form 8-K, Exhibit 10.1, filed on May 14, 2015).

10.9
Multifamily Note - Floating Rate, dated March 27, 2015, executed by Borrower in favor of Lender, as defined in Exhibit 10.8 (incorporated by reference to New Senior’s Report on Form 8-K, Exhibit 10.2, filed on May 14, 2015).

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

**
The schedules to the Purchase Agreement included as Exhibit 2.2 have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of such schedules to the SEC upon request.

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

Master Lease, dated December 23, 2013, by and among the Landlords named therein and NCT Master Tenant II LLC.
Guaranty of Lease, dated December 23, 2013, by Holiday AL Holdings LP in favor of the Landlords named therein.
In accordance with Instruction 2 to Item 601 of Regulation S-K, the Company has filed only one of 52 Multifamily Loan and Security Agreements dated as of March 27, 2015 and the related Multifamily Notes as Exhibit 10.9 and Exhibit 10.9, respectively, as the omitted Multifamily Loan and Security Agreements and the related Multifamily Notes are substantially identical in all material respects to the loan and note included as Exhibit 10.8 and Exhibit 10.9, respectively, except as to the borrower thereto, the principal amount and certain property-specific provisions.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NEW SENIOR INVESTMENT GROUP INC.

By:	/s/ Susan Givens
Susan Givens
Chief Executive Officer

August 6, 2015

By:	/s/ Justine A. Cheng
Justine A. Cheng
Chief Financial Officer and Treasurer

August 6, 2015

By:	/s/ Julien P. Hontang
Julien P. Hontang
Principal Accounting Officer

August 6, 2015