Form 10-Q
period 2015-09-30
New Senior Investment Group Inc.
filed 2015-11-06
CIK 1610114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Common stock, $0.01 par value per share: 86,534,140 shares outstanding as of October 30, 2015.

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

•	a lack of liquidity surrounding our investments which could impede our ability to vary our portfolio in an appropriate manner;

•	changes in economic conditions generally and the real estate and bond markets specifically;

•	the quality and size of the investment pipeline and the rate at which we can invest our cash;

•	changes in interest rates and/or credit spreads, as well as the success of any hedging strategy we may undertake in relation to such changes;

•	the impact of any current or further legal proceedings and regulatory investigations and inquiries;

•	the impact of any material transactions with the Manager or one of its affiliates, including the impact of any actual, potential or predicted conflicts of interest;

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

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	September 30, 2015	December 31, 2014
Assets	(Unaudited)
Real estate investments:
Land	$218,816	$138,799
Buildings, improvements and other	2,547,131	1,500,130
Accumulated depreciation	(107,512)	(56,988)
Net real estate property	2,658,435	1,581,941
Acquired lease and other intangible assets	290,274	178,615
Accumulated amortization	(139,095)	(79,021)
Net real estate intangibles	151,179	99,594
Net real estate investments	2,809,614	1,681,535

Cash and cash equivalents	156,926	226,377
Receivables and other assets, net	88,712	58,247
Total Assets	$3,055,252	$1,966,159

Liabilities and Equity
Liabilities
Mortgage notes payable, net	$2,127,184	$1,223,224
Due to affiliates	11,429	6,882
Dividends payable	—	15,276
Accrued expenses and other liabilities	94,520	72,241
Total Liabilities	$2,233,133	$1,317,623

Commitments and contingencies

Equity
Preferred Stock $0.01 par value, 100,000,000 shares authorized and none outstanding as of both September 30, 2015 and December 31, 2014	$—	$—
Common stock $0.01 par value, 2,000,000,000 shares authorized, 86,534,140 and 66,415,415 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	865	664
Additional paid-in capital	938,916	672,587
Accumulated deficit	(117,662)	(24,715)
Total Equity	$822,119	$648,536

Total Liabilities and Equity	$3,055,252	$1,966,159

See notes to Consolidated Financial Statements.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Resident fees and services	$76,726	$40,473	$187,384	$113,287
Rental revenue	28,259	26,672	82,661	71,316
Total revenues	104,985	67,145	270,045	184,603

Expenses
Property operating expense	51,760	28,776	128,855	80,531
Depreciation and amortization	40,812	28,670	110,543	74,682
Interest expense	20,051	14,130	52,346	41,532
Acquisition, transaction and integration expense	2,373	4,087	11,490	12,323
Management fee to affiliate	4,085	2,385	10,207	5,764
General and administrative expense	3,152	1,398	10,691	3,053
Loss on extinguishment of debt	—	—	5,091	—
Other expense (income)	1,089	(1,500)	1,569	(1,500)
Total expenses	$123,322	$77,946	$330,792	$216,385

Loss Before Income Taxes	(18,337)	(10,801)	(60,747)	(31,782)
Income tax (benefit) expense	(378)	350	(344)	1,337
Net Loss	$(17,959)	$(11,151)	$(60,403)	$(33,119)

Loss Per Share of Common Stock
Basic and diluted (A)	$(0.21)	$(0.17)	$(0.82)	$(0.50)

Weighted Average Number of Shares of Common Stock Outstanding
Basic and diluted (B)	86,533,384	66,399,857	73,342,453	66,399,857

Dividends Declared Per Share of Common Stock	$—	$—	$0.49	$—

(A)
Basic earnings per share ("EPS") is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the additional dilutive effect, if any, of common stock equivalents during each period.

(B)
For the purposes of computing income per share of common stock for periods prior to the spin-off on November 6, 2014, the Company treated the common shares issued in connection with the spin-off as if they had been outstanding for all periods presented, similar to a stock split. All outstanding options were excluded from the diluted share calculation as their effect would have been anti-dilutive.

See notes to Consolidated Financial Statements.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)
(dollars in thousands, except share data)

	Common Stock
	Shares	Amount	Accumulated Deficit	Additional Paid-in Capital	Total Equity
Equity at December 31, 2014	66,415,415	$664	$(24,715)	$672,587	$648,536
Issuance of common stock, net	20,118,725	201	—	266,312	266,513
Dividends declared	—	—	(32,544)	—	(32,544)
Fair value of stock options issued	—	—	—	17	17
Net loss	—	—	(60,403)	—	(60,403)
Equity at September 30, 2015	86,534,140	$865	$(117,662)	$938,916	$822,119

See notes to Consolidated Financial Statements.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash Flows From Operating Activities
Net loss	$(60,403)	$(33,119)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of tangible assets and amortization of intangible assets	110,651	74,682
Amortization of deferred financing costs	6,777	6,142
Amortization of deferred community fees	(1,886)	(984)
Amortization of premium on mortgage notes payable	228	635
Non-cash straight line rent	(18,885)	(19,034)
Change in fair value of contingent consideration	—	(1,500)
Loss on extinguishment of debt	5,091	—
Equity-based compensation	17	—
Provision for bad debt	1,449	649
Unrealized loss on interest rate caps	837	—
Changes in:
Receivables and other assets	(13,148)	(8,645)
Due to affiliates	4,547	6,334
Accrued expenses and other liabilities	18,641	20,850
Net cash provided by operating activities	$53,916	$46,010
Cash Flows From Investing Activities
Cash paid for acquisitions, net of deposits	$(1,212,169)	$(299,244)
Capital expenditures	(7,788)	(5,826)
Funds reserved for future capital expenditures	(2,003)	(1,018)
Deposits paid for real estate investments	(11,355)	(155)
Net cash used in investing activities	$(1,233,315)	$(306,243)
Cash Flows From Financing Activities
Proceeds from mortgage notes payable	$1,222,252	$80,144
Principal payments of mortgage notes payable	(11,683)	(9,942)
Repayments of mortgage notes payable	(304,484)	—
Payment of exit fee on extinguishment of debt	(1,499)	—
Payment of deferred financing costs	(12,294)	(967)
Payment of common stock dividend	(47,820)	—
Purchase of interest rate caps	(1,037)	—
Proceeds from issuance of common stock	276,569	—
Costs related to issuance of common stock	(10,056)	—
Contributions	—	247,475
Distributions	—	(44,321)
Net cash provided by financing activities	$1,109,948	$272,389
Net (Decrease) Increase in Cash and Cash Equivalents	(69,451)	12,156
Cash and Cash Equivalents, Beginning of Period	226,377	30,393
Cash and Cash Equivalents, End of Period	$156,926	$42,549

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$42,886	$32,120
Cash paid during the period for income taxes	190	1,350

Supplemental Schedule of Non-Cash Investing and Financing Activities
Option exercise	$62	$—
Other liabilities assumed with acquisitions	651	—
Issuance of contingent consideration at fair value	—	50

See notes to Consolidated Financial Statements.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2015
(dollars in thousands, except share data)

1.	ORGANIZATION

New Senior is a REIT primarily focused on investing in private pay senior housing properties. The Company has been investing in senior housing since 2012 and, as of September 30, 2015, owns a diversified portfolio of 152 primarily private pay senior housing properties located across 37 states. The Company is listed on the New York Stock Exchange (“NYSE”) under the symbol “SNR” and is headquartered in New York, New York.

The Company operates in two reportable segments: (1) Managed Properties and (2) Triple Net Lease Properties.

Managed Properties – The Company has engaged property managers to manage 94 of its properties on a day-to-day basis under the Managed Properties segment. These properties consist of 53 dedicated independent living facilities (“IL-only”) and 41 properties with a combination of assisted living/memory care (“AL/MC”) facilities. The Company’s Managed Properties are managed by Holiday Acquisition Holdings LLC (“Holiday”), a portfolio company that is majority owned by private equity funds managed by an affiliate of FIG LLC (the “Manager”), a subsidiary of Fortress Investment Group LLC (“Fortress”), FHC Property Management LLC (together with its subsidiaries, “Blue Harbor”), an affiliate of the Manager, Jerry Erwin Associates, Inc. (“JEA”) and Thrive Senior Living LLC ("Thrive"), collectively, the “Property Managers,” under property management agreements (the “Property Management Agreements”). Under the Property Management Agreements, the Property Managers are responsible for the day-to-day operations of the Company’s senior housing properties and are entitled to a management fee in accordance with the terms of the Property Management Agreements.

The Company has entered into long-term property management agreements for its managed properties with Blue Harbor, Holiday, JEA and Thrive. Holiday’s property management agreements have initial five-year or ten-year terms, with successive, automatic one-year renewal periods and the Company pays property management fees of 5% to 7% of effective gross income. For the Company’s other property managers, the property management agreements have initial terms of five to ten years with successive, automatic one-year renewal periods. The Company pays property management fees of 3% to 7% of gross revenues and, for certain property management agreements, a property management fee based on a percentage of net operating income.

Triple Net Lease Properties – The Company has also invested in 58 properties (substantially all of which are included in the “Holiday Portfolio” and the Life Care Services ("LCS") Portfolio) subject to triple net lease arrangements under the Triple Net Lease Properties segment. These properties consist of 52 IL-only properties, five rental Continuing Care Retirement Communities (“CCRC”) properties and one AL/MC property. In a triple net lease arrangement, the Company purchases property and leases it back to the seller or to a third party, and the lessee agrees to operate and maintain the property at its own expense, including repairs, maintenance, capital expenditures, utilities, taxes, insurance and the payroll expense of property-level employees. The Company’s triple net lease agreements have initial terms of approximately 15 or 17 years and include renewal options and annual rent increases ranging from 2.5% to 4.5%.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2015
(dollars in thousands, except share data)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying Consolidated Financial Statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP’’) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Consolidated Financial Statements include the accounts of New Senior and its consolidated subsidiaries. All significant intercompany transactions and balances have been eliminated. New Senior consolidates those entities in which it has control over significant operating, financial and investing decisions of the entity. As of September 30, 2015 and December 31, 2014, the Company did not have any investments in Variable Interest Entities (“VIEs”). VIEs are defined as entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These Consolidated Financial Statements should be read in conjunction with the results of operations, financial position and cash flows in the Company's Consolidated Financial Statements on Form 10-K for the year ended December 31, 2014.

During the nine months ended September 30, 2014, the Company was not operated as a stand-alone business from Newcastle Investment Corp. ("Newcastle"). Information in the Consolidated Financial Statements for this period has been prepared on a stand-alone basis from the consolidated financial statements and accounting records of Newcastle. Information in the Consolidated Financial Statements for this period does not necessarily reflect what New Senior’s consolidated results of operations, financial position and cash flows would have been had New Senior operated as an independent company prior to the spin-off. Management believes the assumptions and methods of allocation used in the accompanying Consolidated Financial Statements are reasonable.

The accompanying Consolidated Financial Statements reflect all revenues, expenses and cash flows directly attributable to the Company. Certain expenses of Newcastle, comprised primarily of a portion of its management fee, acquisition and transaction costs and general and administrative costs, have been allocated to New Senior to the extent they were directly associated with the Company for periods prior to the spin-off. The portion of the management fee allocated to New Senior prior to the spin-off represents the product of the management fee rate payable by Newcastle, 1.5% and New Senior’s gross equity, which management believes is a reasonable method for quantifying the cost of the services provided by the employees of the Manager to the Company. New Senior and Newcastle have not shared any costs subsequent to the spin-off. See Note 11 for details related to the management agreement terms.

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

Rental Revenue - Rental revenue from the Triple Net Lease Properties segment is recognized on a straight-line basis over the applicable term of the lease when collectability is reasonably assured. Recognizing rental revenue on a straight-line basis typically results in recognizing revenue in excess of cash amounts contractually due from the Company’s tenants during the first half of the lease term, creating a straight-line rent receivable that is included in other assets. As of September 30, 2015 and December 31, 2014, straight-line rent receivables were $45,339 and $26,454, respectively.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2015
(dollars in thousands, except share data)

Acquisition Accounting

The Company has determined that all of its acquisitions should be accounted for under the acquisition method. The accounting for acquisitions requires the identification and measurement of all acquired tangible and intangible assets and assumed liabilities at their respective fair values, as of the respective acquisition dates. Recognized intangible assets primarily include the fair value of in-place resident leases and above/below market lease intangibles. In measuring the fair value of tangible and identified intangible assets acquired and liabilities assumed, management uses information obtained as a result of pre-acquisition due diligence, marketing, leasing activities and independent appraisals. In the case of real property, the fair value of the tangible assets acquired is determined by valuing the property as if it were vacant.

The Company estimates the fair value of in-place leases as (i) the present value of the estimated rental revenue that would have been forgone, offset by variable costs that would have otherwise been incurred during a reasonable lease-up period, as if the acquired units were vacant and (ii) the estimated absorption costs, such as additional marketing costs that would have been incurred during the lease-up period. The acquisition fair value of the in-place lease intangibles is amortized over the average length of stay of the residents at the senior housing properties on a straight-line basis.

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

Contingent consideration, if any, is measured at fair value on the date of acquisition. The fair value of the contingent consideration is remeasured at each reporting date with any change recorded in "Other expense (income)" in the Consolidated Statements of Operations.

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
September 30, 2015
(dollars in thousands, except share data)

Recent Accounting Pronouncements

In May 2014, the FASB and the International Accounting Standards Board ("IASB") issued Accounting Standards Update ("ASU") 2014-09 Revenues from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date which defers the effective date by one year. The effective date of this standard will be for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted beginning after December 15, 2016. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance in the ASU. The Company is currently evaluating the new guidance to determine the impact it may have on its Consolidated Financial Statements.

In February 2015, the FASB issued ASU 2015-02 which amends the consolidation guidance in ASC 810. The standard eliminates the deferral of FAS 167, per ASC 810-10-65-2(a), that has allowed certain investment funds to follow the previous consolidation guidance in FIN 46 (R). The standard changes whether (1) fees paid to a decision maker or service provider represent a variable interest, (2) a limited partnership or similar entity has the characteristics of a VIE and (3) a reporting entity is the primary beneficiary of a VIE. This ASU is effective in the first quarter of 2016 and adoption is not expected to have an impact on the Company's Consolidated Financial Statements.

In April 2015, the FASB issued ASU 2015-03 Simplifying the Presentation of Debt Issuance Costs. The standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The effective date of the standard will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 for public companies, and early adoption is permitted. The Company has elected to early adopt the provisions of this ASU and it requires retrospective application to all prior periods. Accordingly, "Mortgage notes payable, net" is reported net of deferred financing costs of $39,635 and $36,206 as of September 30, 2015 and December 31, 2014, respectively, in the Consolidated Balance Sheets.

In September 2015, the FASB issued ASU 2015-16 Business Combinations: Simplifying the Accounting for Measurement Period Adjustments. This standard eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The effective date of the standard will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, and early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact it may have on its Consolidated Financial Statements.

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

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2015
(dollars in thousands, except share data)

3.	ACQUISITIONS

Third quarter 2015 acquisitions

On August 12, 2015, the Company acquired a portfolio of 28 private pay, IL-only properties ("Timber") located across 21 states for a purchase price of $640,000, less certain discounts primarily related to capital expenditures, for total consideration of $632,238 (which includes a deposit of $5,000 paid in the second quarter of 2015). This acquisition was financed with $464,680 of mortgage debt, which carries a fixed rate of 4.25% and matures in September 2025, and the remainder was paid with cash on hand. These properties were integrated into the Managed Properties segment and are managed by Holiday.

During the nine months ended September 30, 2015, the Company paid deposits of $1,400 for future acquisitions that had not closed as of September 30, 2015.

First and second quarter 2015 acquisitions

Additionally, during the six months ended June 2015, the Company acquired four portfolios representing 24 properties for total consideration of $594,742 (which includes deposits of $4,955 and $4,855 paid in the first quarter of 2015 and the fourth quarter of 2014, respectively). These acquisitions include 23 properties (21 IL-only and 2 AL/MC) that were integrated into the Managed Properties segment, of which, Holiday, Blue Harbor and Thrive manage 19, 2 and 2 of the properties, respectively. One acquisition is a rental CCRC and was integrated into the Triple Net Lease segment.

Resident fees and services, Rental revenue and Net loss were $51,686, $2,644 and $15,399, respectively, for the acquisitions made during the nine months ended September 30, 2015.

The following table summarizes the preliminary fair value of identifiable assets acquired and liabilities assumed in connection with the acquisitions completed in the nine month period ended September 30, 2015, in accordance with the acquisition method of accounting:

	Managed Properties	Triple Net Lease Properties	Total
Real estate investments	$1,052,469	$67,070	$1,119,539
In-place lease intangibles	105,590	6,081	111,671
Other assets, net of other liabilities	(2,878)	(1,352)	(4,230)
Total consideration	1,155,181	71,799	1,226,980

Mortgage notes payable (A)	837,815	52,000	889,815
Net assets	$317,366	$19,799	$337,165

Total acquisition-related expenses (B)	$4,215	$1,825	$6,040

(A)	Represents new debt issued in connection with the acquisitions.

(B)	Included in "Acquisition, transaction and integration expense" in the Consolidated Statements of Operations.

During the nine months ended September 30, 2014, the Company acquired seven portfolios representing 15 senior housing properties (9 AL/MC, 4 CCRC and 2 IL-only). These acquisitions include nine properties that were integrated into the Managed Properties segment, of which Blue Harbor and Holiday manage seven and two of the properties, respectively. The remaining six properties were integrated into the Triple Net Lease segment.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2015
(dollars in thousands, except share data)

The Company's acquisition accounting for transactions completed through September 30, 2015 is still preliminary (with the exception of properties acquired through the third quarter of 2014 for which the acquisition accounting has been finalized), pending the completion of various analyses and the finalization of estimates used in the determination of fair values. During the measurement period, additional assets or liabilities may be recognized if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets or liabilities as of that date. The preliminary measurement of net assets acquired may be adjusted after obtaining additional information regarding, among other things, asset valuations (including market and other information with which to determine fair values), liabilities assumed, the analysis of assumed contracts, and revisions of previous estimates. These adjustments may be significant and will be accounted for retrospectively, pending the adoption of ASU 2015-16.

During the nine months ended September 30, 2015, measurement period adjustments were made based on the valuation of assets acquired and liabilities assumed. The adjustments included an increase of $13,281 in real estate investments, a decrease of $13,601 for in-place lease intangibles and an increase of $320 in other assets. None of the measurement period adjustments had a material impact on the Company's previously reported results of operations.

The following table illustrates the pro forma effect of the acquisitions completed in the period from January 1, 2014 to September 30, 2015 on revenues and pre-tax net loss, as if they had been consummated as of January 1, 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$113,909	$111,029	$339,622	$328,854
Pre-tax net loss	(21,569)	(22,645)	(78,851)	(72,600)

The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred as of January 1, 2014, nor are they necessarily indicative of future operating results.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2015
(dollars in thousands, except share data)

4.	SEGMENT REPORTING

As of September 30, 2015, the Company operated in two reportable business segments: Managed Properties and Triple Net Lease Properties. Under its Managed Properties segment, the Company invests in senior housing properties throughout the United States and engages property managers to manage those senior housing properties. Under its Triple Net Lease Properties segment, the Company invests in senior housing and healthcare properties throughout the United States and leases those properties to healthcare operating companies under triple net leases that obligate the tenants to pay all property-related expenses, including repairs, maintenance, capital expenditures, utilities, taxes, insurance and the payroll expense of property-level employees.

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

Interest expense, depreciation and amortization, general and administrative expense, acquisition, transaction and integration expense, management fee to affiliate, income tax (benefit) expense, other expense (income) and discontinued operations (if any) are not allocated to individual segments for purposes of assessing segment performance. There are no intersegment sales or transfers.

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	Triple Net Lease Properties	Managed Properties	Consolidated	Triple Net Lease Properties	Managed Properties	Consolidated
Revenues
Resident fees and services	$—	$76,726	$76,726	$—	$40,473	$40,473
Rental revenue	28,259	—	28,259	26,672	—	26,672
Less: Property operating expense	—	51,760	51,760	—	28,776	28,776
Segment NOI	$28,259	$24,966	$53,225	$26,672	$11,697	$38,369

Depreciation and amortization			40,812			28,670
Interest expense			20,051			14,130
Acquisition, transaction and integration expense			2,373			4,087
Management fee to affiliate			4,085			2,385
General and administrative expense			3,152			1,398
Other expense (income)			1,089			(1,500)
Income tax (benefit) expense			(378)			350
Net Loss			$(17,959)			$(11,151)

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2015
(dollars in thousands, except share data)

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	Triple Net Lease Properties	Managed Properties	Consolidated	Triple Net Lease Properties	Managed Properties	Consolidated
Revenues
Resident fees and services	$—	$187,384	$187,384	$—	$113,287	$113,287
Rental revenue	82,661	—	82,661	71,316	—	71,316
Less: Property operating expense	—	128,855	128,855	—	80,531	80,531
Segment NOI	$82,661	$58,529	$141,190	$71,316	$32,756	$104,072

Depreciation and amortization			110,543			74,682
Interest expense			52,346			41,532
Acquisition, transaction and integration expense			11,490			12,323
Management fee to affiliate			10,207			5,764
General and administrative expense			10,691			3,053
Loss on extinguishment of debt			5,091			—
Other expense (income)			1,569			(1,500)
Income tax (benefit) expense			(344)			1,337
Net Loss			$(60,403)			$(33,119)

Property operating expense includes property management fees and travel reimbursement costs. The Company also reimbursed the Property Managers for property-level payroll expenses. See Note 11 for additional information on these expenses related to Blue Harbor and Holiday. Reimbursements paid to JEA and Thrive during the three and nine months ended September 30, 2015 were not material.

Assets by reportable business segment are as follows:

	September 30, 2015		December 31, 2014
Assets:	Amount	Percentage	Amount	Percentage
Triple Net Lease Properties	$1,230,354	40.3%	$1,175,690	59.8%
Managed Properties	1,824,898	59.7%	790,469	40.2%
Total Assets	$3,055,252	100.0%	$1,966,159	100.0%

The tenant for the Holiday Portfolio, an affiliate of Fortress, accounted for 21.2% and 33.2% of the total revenues for the three months ended September 30, 2015 and 2014 and 24.8% and 36.2% of the total revenues for the nine months ended September 30, 2015 and 2014, respectively.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2015
(dollars in thousands, except share data)

The following table presents the percentage of total revenues by geographic location:

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
	Number of Communities	% of Revenue	Number of Communities	% of Revenue
Florida	26	21.4%	19	26.0%
Texas	17	14.0%	16	11.2%
California	12	9.0%	5	8.6%
Pennsylvania	7	6.4%	5	7.7%
Oregon	10	5.6%	8	7.5%
North Carolina	9	5.5%	3	3.8%
Utah	6	5.5%	5	6.7%
Other	65	32.6%	38	28.5%
Total	152	100.0%	99	100.0%

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2015
(dollars in thousands, except share data)

5.	REAL ESTATE INVESTMENTS

	September 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value
Land	$218,816	$—	$218,816	$138,799	$—	$138,799
Building and improvements	2,437,366	(80,971)	2,356,395	1,434,200	(43,164)	1,391,036
Furniture, fixtures and equipment	109,765	(26,541)	83,224	65,930	(13,824)	52,106
Total	$2,765,947	$(107,512)	$2,658,435	$1,638,929	$(56,988)	$1,581,941

Depreciation expense was $20,020 and $12,358 for the three months ended September 30, 2015 and 2014 and $50,578 and $33,918 for the nine months ended September 30, 2015 and 2014, respectively. A loss on disposal of assets of $54 is included in "Property operating expense" in the Consolidated Statements of Operations for the nine months ended September 30, 2015.

The following table summarizes the Company’s real estate intangibles as of September 30, 2015 and December 31, 2014:

	September 30, 2015				December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Amortization Period
Above/below market lease intangibles, net	$5,868	$(313)	$5,555	52.7 years	$5,868	$(167)	$5,701	52.1 years
In-place lease intangibles	278,610	(137,355)	141,255	2.6 years	166,951	(77,889)	89,062	2.3 years
Other intangibles	5,796	(1,427)	4,369	9.3 years	5,796	(965)	4,831	9.6 years
Total intangibles	$290,274	$(139,095)	$151,179		$178,615	$(79,021)	$99,594

Amortization expense was $20,792 and $16,312 for the three months ended September 30, 2015 and 2014 and $59,965 and $40,764 for the nine months ended September 30, 2015 and 2014, respectively. Additionally, amortization of below market leases was $36 and $38 for the three months ended September 30, 2015 and 2014 and $109 and $85 for the nine months ended September 30, 2015 and 2014, respectively, and is reported as a reduction to "Rental revenue" in the Consolidated Statements of Operations.

The estimated future amortization of intangible assets is as follows:

Years Ending December 31
Remainder of 2015	$23,437
2016	73,180
2017	39,176
2018	7,910
2019	503
Thereafter	6,973
Total	$151,179

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2015
(dollars in thousands, except share data)

6.	RECEIVABLES AND OTHER ASSETS, NET

	September 30, 2015	December 31, 2014
Straight-line rent receivables	$45,339	$26,454
Escrows held by lenders (A)	22,162	10,768
Other receivables	2,773	5,845
Prepaid expenses	4,514	3,217
Resident receivables, net	2,774	3,162
Deferred tax assets	5,524	4,672
Security deposits	2,296	1,225
Income tax receivable	1,843	1,870
Interest rate caps	200	—
Other assets	1,287	1,034
Total	$88,712	$58,247

(A)	Escrows held by lenders represent amounts deposited in tax, insurance, and replacement reserve escrow accounts that are related to mortgage notes collateralized by New Senior's properties.

The following table summarizes the allowance for doubtful accounts and the related provision for resident receivables:

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Balance, beginning of period	$190	$303
Provision for bad debt	1,449	649
Write-offs, net of recoveries	(916)	(727)
Balance, end of period	$723	$225

The provision for resident receivables and related write-offs are included in "Property operating expense" in the Consolidated Statements of Operations.

7.	DEFERRED FINANCING COSTS

The deferred financing costs summarized in the following table are presented as a reduction to "Mortgage notes payable, net" in the Consolidated Balance Sheets.

	September 30, 2015	December 31, 2014
Gross carrying amount	$54,567	$45,569
Accumulated amortization	(14,932)	(9,363)
Total	$39,635	$36,206

Amortization of deferred financing costs is reported within "Interest expense" in the Consolidated Statements of Operations. In March 2015, the Company refinanced mortgage loans and wrote-off $1,208 of unamortized deferred financing costs. See Note 8 for further information.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2015
(dollars in thousands, except share data)

8.	MORTGAGE NOTES PAYABLE, NET

	September 30, 2015					December 31, 2014
	Outstanding Face Amount	Carrying Value (A)	Final Stated Maturity	Stated Interest Rate	Weighted Average Maturity (Years)	Outstanding Face Amount	Carrying Value (A)
Managed Properties
Fixed Rate (B)	$608,099	$604,092	Dec 2018 - Sep 2025	3.65% to 6.76%	8.5	$156,763	$154,696
Floating Rate (C)	705,403	697,638	Apr 2022 - May 2022	1M LIBOR + 2.20% to 1M LIBOR + 2.34%	6.5	278,424	275,689
Triple Net Lease Properties
Fixed Rate (D)	699,153	675,198	Jan 2021 - Jan 2024	3.83% to 8.00%	6.8	708,383	679,333
Floating Rate (E)	152,000	150,256	Oct 2017 - Apr 2018	3M LIBOR + 3.00% to 3M LIBOR + 3.25%	2.2	115,000	113,506
Total	$2,164,655	$2,127,184			6.8	$1,258,570	$1,223,224

(A)	The totals are reported net of deferred financing costs of $39,635 and $36,206 as of September 30, 2015 and December 31, 2014, respectively.

(B)	On August 12, 2015, the Company obtained new mortgage financing of $464,680 to partially fund the Timber acquisition. The financing carries a fixed rate of 4.25% and matures in September 2025.

(C)	All of these loans have LIBOR caps that range between 3.66% and 3.80% as of September 30, 2015.

(D)
Includes loans with an outstanding face amount of $352,041 and $308,203, as of September 30, 2015, for which the Company bought down the interest rates to 4.00% and 3.83%, respectively, through January 2019. The interest rates will increase to 4.99% and 4.56%, respectively, thereafter.

(E)	On August 31, 2015, the Company completed a partial payoff of $15,000 for a floating rate loan.

In March 2015, the Company refinanced mortgage loans of $297,030 and recognized a loss on extinguishment of debt of $5,091, which represents the write-off of related unamortized deferred financing costs, mortgage discounts, exit fees and other costs, as of the date of the refinancing, and is included in "Loss on extinguishment of debt" in the Consolidated Statements of Operations.

The carrying value of the collateral relating to the fixed rate and floating rate mortgages was $1,701,707 and $1,107,093 as of September 30, 2015 and $1,130,582 and $524,996 as of December 31, 2014, respectively.

The Company’s mortgage notes payable contain various customary financial and other covenants, and in certain cases include a Debt Service Coverage Ratio and Project Yield, as defined in the agreements. The Company was in compliance with the covenants of its mortgage notes payable agreements as of September 30, 2015.

The fair values of mortgage notes payable as of September 30, 2015 and December 31, 2014 was $2,197,524 and $1,283,109, respectively. Mortgage notes payable are not measured at fair value in the Consolidated Balance Sheets. The disclosed fair value of mortgage notes payable, classified as level 3 within the fair value hierarchy, is based on a discounted cash flow valuation model. Significant inputs in the model include amounts and timing of expected future cash flows and market yields which are constructed based on inputs implied from similar debt offerings.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2015
(dollars in thousands, except share data)

9.	DERIVATIVE INSTRUMENTS

During the nine months ended September 30, 2015, the Company entered into interest rate cap contracts to hedge future payments on floating rate debt obligations. The interest rate caps are carried at fair value and are included in "Receivables and other assets, net" in the Consolidated Balance Sheets. The Company estimates the fair value of these instruments using pricing models that consider forward yield curves, cap strike rates, cap volatility and discount rates, which are classified as level 2 inputs. Significant inputs to the valuation of level 2 derivatives can be verified to market transactions, broker or dealer quotations or other pricing sources with reasonable levels of price transparency. The Company does not apply hedge accounting. The fair value adjustment on the Company's interest rate caps was a loss of $357 and $837 for the three and nine months ended September 30, 2015, respectively, and is included in "Other expense (income)" in the Consolidated Statements of Operations.

The following table presents information related to the Company's outstanding interest rate caps:

September 30, 2015
Outstanding notional amount	$705,431
LIBOR cap range	3.66% to 3.80%
LIBOR cap effective date range	March 2015 to April 2018
Fair value	$200

10.	ACCRUED EXPENSES AND OTHER LIABILITIES

	September 30, 2015	December 31, 2014
Security deposits payable	$53,476	$50,917
Accounts payable	10,051	6,058
Mortgage interest payable	6,112	3,651
Deferred community fees, net	4,745	3,113
Rent collected in advance	3,660	2,530
Property tax payable	7,209	1,627
Contingent consideration	—	50
Other liabilities	9,267	4,295
Total	$94,520	$72,241

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2015
(dollars in thousands, except share data)

11.	TRANSACTIONS WITH AFFILIATES

Management Agreements

In conjunction with the spin-off, New Senior entered into a management agreement (the “Management Agreement”) with the Manager dated November 6, 2014 (effective November 7, 2014), under which the Manager advises the Company on various aspects of its business and manages its day-to-day operations, subject to the supervision of the Company’s board of directors. For its management services, the Manager is entitled to a base management fee of 1.5% per annum of the Company’s gross equity. Gross equity is generally defined as the equity invested by Newcastle as of the distribution date plus the aggregate offering price from stock offerings, plus certain capital contributions to subsidiaries, less capital distributions (calculated without regard to depreciation and amortization) and repurchases of common stock, calculated and payable monthly in arrears in cash. During the three and nine months ended September 30, 2015, the Company incurred management fees of $4,085 and $10,207, respectively, under the Management Agreement, which are included in “Management fee to affiliate” in the Consolidated Statements of Operations. As of September 30, 2015, the Company had a payable for management fees of $1,362 which is included in “Due to affiliates” in the Consolidated Balance Sheets.

The Manager is entitled to receive, on a quarterly basis, incentive compensation on a cumulative, but not compounding basis, in an amount equal to the product of (A) 25% of the dollar amount by which (1)(a) funds from operations (as defined in the Management Agreement) before the incentive compensation per share of common stock, plus (b) gains (or losses) from sales of property per share of common stock, plus (c) internal and third party acquisition-related expenses, plus (d) unconsummated transaction expenses, and plus (e) other non-routine items, exceed (2) an amount equal to (a) the weighted average value per share of the equity invested by Newcastle in the assets of the Company (including total cash contributed to the Company) as of the distribution date and the price per share of the Company’s common stock in any offerings by the Company (adjusted for prior capital dividends or capital distributions, which shall be calculated without regard to depreciation and amortization) multiplied by (b) a simple interest rate of 10% per annum, multiplied by (B) the weighted average number of shares of common stock outstanding. The incentive fee is payable in cash, stock or a combination of both. The Manager earned no incentive compensation during the nine months ended September 30, 2015.

Because the Manager’s employees perform certain legal, accounting, due diligence tasks and other services that outside professionals or outside consultants otherwise would perform, the Manager is paid or reimbursed, pursuant to the Management Agreement, for the cost of performing such tasks, provided that such costs and reimbursements are no greater than those which would be paid to outside professionals or consultants on an arm’s-length basis. The Company is also required to pay all operating expenses, except those specifically required to be borne by the Manager under the Management Agreement. The Company is required to pay expenses that include, but are not limited to, issuance and transaction costs incidental to the sourcing, evaluation, acquisition, management, disposition, and financing of the Company’s investments, legal, underwriting, sourcing, asset management and auditing fees and expenses, the compensation and expenses of independent directors, the costs associated with the establishment and maintenance of any credit facilities and other indebtedness of the Company (including commitment fees, legal fees, closing costs, etc.), expenses associated with other securities offerings of the Company, the costs of printing and mailing proxies and reports to the Company’s stockholders, costs incurred by employees or agents of the Manager for travel on the Company’s behalf, costs associated with any computer software or hardware that is solely used by the Company, costs to obtain liability insurance to indemnify directors and officers and the compensation and expenses of the Company’s transfer agent. During the three and nine months ended September 30, 2015, the Company reimbursed the Manager $1,955 and $6,898, respectively, for costs incurred for tasks and other services performed by the Manager under the Management Agreement, of which $1,330 and $4,606 is included in "General and administrative expense" and $625 and $2,292 is included in "Acquisition, transaction and integration expense," respectively, in the Consolidated Statements of Operations. As of September 30, 2015, the Company had a payable for Manager reimbursements of $3,336 which is included in “Due to affiliates” in the Consolidated Balance Sheets.

During the quarter ended September 30, 2015, the Company executed a plan to centralize operations in New York, New York and relocate certain personnel from the Plano, Texas office to New York, New York.  The Company has determined that this plan qualifies as a restructuring activity under ASC 420. The Company incurred costs of $731 in connection with this restructuring, which primarily consist of  severance-related costs, and are included in “Other expense (income)” in the Consolidated Statements of Operations. The Company does not expect to incur any material costs related to this restructuring in subsequent periods.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2015
(dollars in thousands, except share data)

As of, and for the periods prior to, November 6, 2014, the Company was not party to a stand-alone management agreement with the Manager. However, the Company was allocated a portion of the fees paid by Newcastle to the Manager for management services in the amount of $2,385 and $5,764 for the three and nine months ended September 30, 2014, respectively. Newcastle’s management agreement with the Manager provides that Newcastle reimburses the Manager for various expenses incurred by the Manager or its officers, employees and agents on its behalf, including costs of legal, accounting, tax, auditing, administrative and other similar services rendered for Newcastle by providers retained by the Manager or, if provided by the Manager's employees, based on amounts which are no greater than those which would be payable to outside professionals or consultants engaged to perform such services pursuant to agreements negotiated on an arm's-length basis. Newcastle’s Manager was also entitled to receive incentive compensation on a cumulative, but not compounding basis, subject to certain performance targets and contingent events. The Manager earned no incentive compensation during the nine months ended September 30, 2014.

Property Management Agreements

Within the Company’s Managed Properties segment, the Company is party to Property Management Agreements with Blue Harbor and Holiday, both affiliates of Fortress, to manage a portion of its senior housing properties. Pursuant to these Property Management Agreements, the Company pays monthly property management fees. For AL/MC properties managed by Blue Harbor and Holiday, the Company pays management fees equal to 6% of effective gross income for the first two years and 7% thereafter. For IL-only properties managed by Blue Harbor and Holiday, the Company pays management fees equal to 5% of effective gross income. For certain property management agreements, the Company may also pay an incentive fee based on operating performance of the properties. No incentive fees were incurred during the nine months ended September 30, 2015. Property management fees are included in property operating expense. Property operating expense for Property Managers affiliated with Fortress include property management fees of $4,267 and $2,505 and travel reimbursement costs of $92 and $82 for the three months ended September 30, 2015 and 2014, respectively. Property operating expense for Property Managers affiliated with Fortress include property management fees of $11,023 and $6,828 and travel reimbursement costs of $277 and $230 for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, the Company had a payable for property management fees of $1,578 which is included in “Due to affiliates” in the Consolidated Balance Sheets. The payroll expense is structured as a reimbursement to the Property Manager, who is the employer of record. The Company reimbursed the Property Managers affiliated with Fortress for property-level payroll expenses relating to the Company’s operations for approximately $23,249 and $14,940 for the three months ended September 30, 2015 and 2014 and $59,630 and $42,245 for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, the Company had a payable for property-level payroll expenses of $5,153 which is included in “Due to affiliates” in the Consolidated Balance Sheets. The Property Management Agreements with affiliated managers have initial terms of 5 or 10 years and provide for automatic one-year extensions after the initial term, subject to termination rights.

Triple Net Lease Agreements

Within the Company’s Triple Net Lease segment, the Company is party to triple net master leases with the tenant for the Holiday Portfolios. Pursuant to the leases, the tenant is required to pay base monthly rent payments in accordance with the underlying lease terms on a straight-line basis over the lease term which expires in 2031. Such payments amounted to $16,989 and $16,258 for the three months ended September 30, 2015 and 2014 and $50,968 and $48,774 for the nine months ended September 30, 2015 and 2014, respectively.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2015
(dollars in thousands, except share data)

12.	INCOME TAXES

New Senior has been operating so as to qualify as a REIT under the requirements of the Internal Revenue Code of 1986, as amended (the "Code"). However, certain of the Company’s activities are conducted through its taxable REIT subsidiaries ("TRS") and therefore are subject to federal and state income taxes at regular corporate tax rates.

The following table presents the provision for income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Current
Federal	$—	$(33)	$—	$972
State and local	83	238	187	242
Total current provision	83	205	187	1,214
Deferred
Federal	$(427)	$130	$(537)	$110
State and local	(34)	15	6	13
Total deferred provision	(461)	145	(531)	123
Total Provision for Income Taxes	$(378)	$350	$(344)	$1,337

The following table presents the significant components of deferred tax assets:

September 30, 2015
Deferred Tax Assets:
Prepaid fees and rent	$2,138
Depreciation and amortization	1,751
Net operating losses	1,402
Other	233
Total Deferred Tax Assets	5,524
Less valuation allowance	—
Net Deferred Tax Assets	$5,524

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income by the TRS during the periods in which temporary differences become deductible. The Company has not recorded a valuation allowance against its deferred tax assets as of September 30, 2015 as management believes that it is more likely than not that the deferred tax assets will be realized.

13.	EQUITY

As of September 30, 2015, 1,543,672 shares of the Company’s common stock were held by Fortress, through its affiliates, and its principals and employees.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2015
(dollars in thousands, except share data)

14.	COMMITMENTS AND CONTINGENCIES

As of September 30, 2015, management believes there are no material contingencies that would affect the Company’s results of operations, cash flows or financial position.

Certain Obligations, Liabilities and Litigation

The Company may be subject to various obligations, liabilities, investigations, inquiries and litigation assumed in connection with or arising out of its acquisitions or otherwise arising in connection with its on-going business. Some of these liabilities may be indemnified by third parties. However, if these liabilities, investigations and inquiries are greater than expected or were not known to the Company at the time of acquisition, if the Company is not entitled to indemnification, or if the responsible third party fails to indemnify the Company for these liabilities, such obligations, liabilities and litigation could have a material adverse effect on the Company. In addition, in connection with the sale or leasing of properties, the Company may incur various obligations and liabilities, including indemnification obligations, relating to the operations of those properties, which could have a material adverse effect on the Company’s financial position, cash flows and results of operations.

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

Environmental Costs

As a commercial real estate owner, the Company is subject to potential environmental costs. As of September 30, 2015, management of the Company is not aware of any environmental concerns that would have a material adverse effect on the Company’s financial position or results of operations.

Capital Improvement and Repair Commitments

The Company is committed to making $4,000 available for immediate capital improvements to the triple net lease properties under the LCS Portfolio, of which $113 has been funded as of September 30, 2015. The Company also agreed to make available an additional $11,500 at certain intervals over the 15 year lease period to be used for further capital improvements. Upon funding these further capital improvements, the Company will be entitled to a rent increase. Additionally, the Company is committed under the Watermark triple net lease property to make $1,000 available for lender mandated repairs and $1,000 available for additional capital improvements during the 15 year lease period. Upon funding the capital improvements, the Company will be entitled to a rent increase. No repairs or capital improvements under the Watermark property have been funded as of September 30, 2015. Finally, the Company has two ground leases with initial terms of 74 and 82 years that require equal annual rent payments over the life of the leases which are not material.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2015
(dollars in thousands, except share data)

15.	SUBSEQUENT EVENTS

These Consolidated Financial Statements include a discussion of material events, if any, which have occurred subsequent to September 30, 2015 (referred to as subsequent events) through the issuance of the Consolidated Financial Statements.

On October 1, 2015, the Company acquired a portfolio of two AL/MC properties located in Texas for a purchase price of $40,000. The acquisition was financed with $26,000 of mortgage debt, which carries a rate of 1-month LIBOR plus 2.70%, and the remainder was paid with cash on hand. In connection with this financing, the Company entered into two interest rate cap contracts that cap LIBOR at 3.30% and are effective from October 1, 2015 through September 30, 2020. These properties were integrated into the Managed Properties segment and are managed by Thrive.

On November 4, 2015, the Company's Board of Directors declared a cash dividend on its common stock of $0.26 per common share for the quarter ended September 30, 2015. The dividend is payable on December 2, 2015 to shareholders of record on November 18, 2015.

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

OVERVIEW

Our Business

We are a REIT primarily focused on investing in private pay senior housing properties. We have been investing in senior housing since 2012 and, as of September 30, 2015, own a diversified portfolio of 152 primarily private pay senior housing properties located across 37 states. We are listed on the NYSE under the symbol “SNR” and are headquartered in New York, New York.

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

MARKET CONSIDERATIONS

We are the only pure play, publicly traded senior housing REIT. Senior housing is a $300 billion market, and ownership of senior housing assets is highly fragmented. Given these industry fundamentals and compelling demographics that are expected to drive increased demand for senior housing, we believe the senior housing industry presents attractive investment opportunities.
We believe we are well positioned to capitalize on these opportunities, in part because of our Manager’s experience in the senior housing industry. We have pursued an acquisition strategy that targets a complementary mix of both large and smaller portfolios (generally less than $250 million purchase price). Pursuing smaller acquisitions has enabled us to reduce competition with other active REIT buyers of large portfolios.
We completed five acquisitions of senior housing portfolios comprised of 52 properties during the nine months ended September 30, 2015. Our senior housing acquisitions have been financed with a combination of fixed and floating rate debt.

We aim to generate growth in property-level net operating income by implementing operational and structural efficiencies, where possible.
Market factors that could affect our investment strategy and returns include, but are not limited to: (i) the potential for increased interest rates, which would increase the cost of our floating rate financing and negatively impact our investment returns, (ii) increased competition from other buyers of senior housing assets, which we have experienced recently and which has hampered our ability to source attractive investment opportunities, and (iii) increase construction of senior housing facilities, which could impair our ability to increase rents and thereby limit growth in property-level net operating income.

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

Segment Overview

We evaluate our business operations and allocate resources based on two segments: (i) Managed Properties and (ii) Triple Net Lease Properties. Under our Managed Properties segment, we operate 94 properties under property management agreements with the Property Managers. Under our Triple Net Lease Properties segment, we lease 58 of our properties under four triple net master leases.

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

Three months ended September 30, 2015 compared to three months ended September 30, 2014

The following table sets forth our historical results of operations for the three months ended September 30, 2015 and 2014, derived from our unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q.

(dollars in thousands)	Three months ended September 30,		Increase (Decrease)
	2015	2014	Amount	Percentage
Revenues
Resident fees and services	$76,726	$40,473	$36,253	89.6%
Rental revenue	28,259	26,672	1,587	6.0%
Total revenues	104,985	67,145	37,840	56.4%

Expenses
Property operating expense	51,760	28,776	22,984	79.9%
Depreciation and amortization	40,812	28,670	12,142	42.4%
Interest expense	20,051	14,130	5,921	41.9%
Acquisition, transaction and integration expense	2,373	4,087	(1,714)	(41.9)%
Management fee to affiliate	4,085	2,385	1,700	71.3%
General and administrative expense	3,152	1,398	1,754	125.5%
Other expense (income)	1,089	(1,500)	2,589	NM
Total expenses	$123,322	$77,946	$45,376	58.2%

Loss before income taxes	(18,337)	(10,801)	(7,536)	69.8%
Income tax (benefit) expense	(378)	350	(728)	NM
Net Loss	$(17,959)	$(11,151)	$(6,808)	61.1%
_______________
NM – Not meaningful

The following table provides a comparison of the results of operations of our segments for the three months ended September 30, 2015 and 2014:

(dollars in thousands)	Three months ended September 30,		Increase (Decrease)
	2015	2014	Amount	Percentage
Managed Properties
Resident fees and services	$76,726	$40,473	$36,253	89.6%
Property operating expense	51,760	28,776	22,984	79.9%
Segment NOI for Managed Properties	$24,966	$11,697	$13,269	113.4%

Triple Net Lease Properties
Rental revenue	28,259	26,672	1,587	6.0%
Segment NOI for Triple Net Lease Properties	$28,259	$26,672	$1,587	6.0%

The following table provides the reconciliation of our segment NOI to net loss, and compares the results of operations for the three months ended September 30, 2015 and 2014:

(dollars in thousands)	Three months ended September 30,		Increase (Decrease)
	2015	2014	Amount	Percentage
Total Revenue	$104,985	$67,145	$37,840	56.4%

Segment NOI for Managed Properties	24,966	11,697	13,269	113.4%
Segment NOI for Triple Net Lease Properties	28,259	26,672	1,587	6.0%
Total Segment NOI	53,225	38,369	14,856	38.7%
Expenses
Depreciation and amortization	40,812	28,670	12,142	42.4%
Interest expense	20,051	14,130	5,921	41.9%
Acquisition, transaction and integration expense	2,373	4,087	(1,714)	(41.9)%
Management fee to affiliate	4,085	2,385	1,700	71.3%
General and administrative expense	3,152	1,398	1,754	125.5%
Other expense (income)	1,089	(1,500)	2,589	NM
Income tax (benefit) expense	(378)	350	(728)	NM
Net Loss	$(17,959)	$(11,151)	$(6,808)	61.1%
_______________
NM – Not meaningful

Managed Properties

During the three months ended September 30, 2015, we acquired a portfolio of 28 senior housing properties bringing the total number of Managed Properties to 94 as of September 30, 2015. We accounted for each acquisition under the acquisition method, whereby all assets acquired and liabilities assumed are recognized at their acquisition-date fair value with acquisition-related costs being expensed as incurred. The results of operations from the acquisitions are reflected in our Consolidated Financial Statements from the date of the respective acquisition.

	As of and for the three months ended September 30,
	2015	2014
Total properties	94	42
Total beds	11,302	5,303
Average occupancy rate	86.9%	84.0%

Same store information, as used herein, is defined as information for 38 properties owned for the entirety of comparable periods. The following table presents same store Segment NOI, Segment NOI for non-same store properties and Total Segment NOI for the three months ended September 30, 2015 and 2014:

(dollars in thousands)	Three months ended September 30,		Increase (Decrease)
	2015	2014	Amount	Percentage
Resident fees and services	$41,219	$39,119	$2,100	5.4%
Property operating expense	29,607	27,897	1,710	6.1%
Same Store Segment NOI	11,612	11,222	390	3.5%
Segment NOI for non-Same Store properties	13,354	475	12,879	NM
Total Segment NOI	$24,966	$11,697	$13,269	113.4%
_______________
NM – Not meaningful

Resident fees and services

Resident fees and services represent residents’ monthly rental and care fees. Revenue from resident fees and services increased by $36.3 million to $76.7 million for the three months ended September 30, 2015 from $40.5 million for the three months ended September 30, 2014. For the three months ended September 30, 2015, resident fees and services include revenues derived from the additional 52 properties that were acquired after September 30, 2014. This series of acquisitions increased the total number of beds by 5,999 to bring the total bed count to 11,302 for the Managed Properties segment at September 30, 2015. Average occupancy rates for the three months ended September 30, 2015 and 2014 were 86.9% and 84.0%, respectively.

Same store resident fees and services increased by $2.1 million to $41.2 million for the three months ended September 30, 2015 from $39.1 million for the three months ended September 30, 2014. This increase was driven by an increase in rental rates and an increase in average occupancy rates on a same store basis from 83.8% as of September 30, 2014 to 85.3% as of September 30, 2015.

Property operating expense

Property operating expense increased by $23.0 million to $51.8 million for the three months ended September 30, 2015 from $28.8 million for the three months ended September 30, 2014. The increase was primarily due to increases in labor, utilities, food and other costs as a result of the additional properties that were acquired after September 30, 2014. Property operating expense as a percent of segment revenues decreased to 67.5% for the three months ended September 30, 2015 from 71.1% for the three months ended September 30, 2014.

Property operating expense includes property management fees and travel reimbursements paid to Property Managers of $4.4 million and $2.6 million for the three months ended September 30, 2015 and 2014, respectively.

Same store property operating expense increased by $1.7 million to $29.6 million from $27.9 million for the three months ended September 30, 2015 and 2014, respectively, primarily due to an increase in average occupancy rates and an increase in labor and other costs.

Segment NOI for Managed Properties

Segment NOI for Managed Properties increased by $13.3 million to $25.0 million for the three months ended September 30, 2015 from $11.7 million for the three months ended September 30, 2014, or as a percent of resident fees and services, was 32.5% and 28.9%, respectively. The increase in segment NOI primarily reflects the impact of the additional properties that were acquired after September 30, 2014.

Same store Segment NOI for the Managed Properties segment increased by $0.4 million, to $11.6 million for the three months ended September 30, 2015 from $11.2 million for the three months ended September 30, 2014, primarily due to an increase in average occupancy rates.

Triple Net Lease Properties

Rental revenue and Segment NOI for Triple Net Lease Properties

Segment NOI for Triple Net Lease Properties increased by $1.6 million to $28.3 million for the three months ended September 30, 2015 from $26.7 million for the three months ended September 30, 2014. The increase was due to the acquisition of a rental CCRC ("Watermark") in the second quarter of 2015. As a percentage of rental revenue, segment NOI was 100% of revenue for each fiscal year as the lessee operates the property and bears the related costs, including repairs, maintenance, capital expenditures, utilities, taxes, insurance and the payroll expense of property-level employees.

Expenses

Depreciation and amortization

Depreciation and amortization expense increased by $12.1 million to $40.8 million for the three months ended September 30, 2015 from $28.7 million for the three months ended September 30, 2014. The increase primarily reflects the impact of the additional properties that were acquired after September 30, 2014.

Interest expense

Interest expense increased by $5.9 million to $20.1 million for the three months ended September 30, 2015 from $14.1 million for the three months ended September 30, 2014. We incurred an additional $1,337.3 million in debt since September 30, 2014 and repaid $320.0 million of mortgage notes payable. The net increase in mortgage notes payable, related to the additional properties that were acquired after September 30, 2014, resulted in increased interest expense.

The weighted average effective interest rate for the three months ended September 30, 2015 and 2014 was 4.06% and 4.93%, respectively. The period-over-period decrease primarily relates to the refinancing of $297.0 million of mortgage loans in March 2015.

Acquisition, transaction and integration expense

Acquisition, transaction and integration expense decreased by $1.7 million to $2.4 million for the three months ended September 30, 2015 from $4.1 million for the three months ended September 30, 2014. The decrease primarily reflects a decrease in spin-off related costs, partially offset by an increase in acquisition-related costs. Acquisition, transaction and integration expense includes $2.0 million of spin-off related costs for the three months ended September 30, 2014. There were no spin-off related costs during the three months ended September 30, 2015.

Management fee to affiliate

Management fee to affiliate expense increased by $1.7 million to $4.1 million for the three months ended September 30, 2015 from $2.4 million for the three months ended September 30, 2014.

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

General and administrative expense

General and administrative expense increased by $1.8 million to $3.2 million for the three months ended September 30, 2015 from $1.4 million for the three months ended September 30, 2014. The increase was primarily driven by the reimbursement to the Manager for costs incurred for tasks and other services performed by the Manager under the Management Agreement and an increase in audit and other professional fees primarily related to Sarbanes-Oxley compliance.

Other expense (income)

Other expense was $1.1 million for the three months ended September 30, 2015 which primarily reflects restructuring costs related to the relocation of the Plano, Texas office and the change in the fair value of our interest rate caps. Other income was $1.5 million for the three months ended September 30, 2014 which reflects a fair value adjustment to the contingent consideration income associated with the purchase of assets in 2013.

Income tax (benefit) expense

We have been operating so as to qualify as a REIT under the requirements of the Code. However, certain of our activities are conducted through our TRS and therefore are subject to federal and state income taxes. During the three months ended September 30, 2015 and 2014, our TRS recorded approximately $(0.4) million and $0.4 million in income tax (benefit) expense, respectively.

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014

The following table sets forth our historical results of operations for the nine months ended September 30, 2015 and 2014, derived from our unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q.

(dollars in thousands)	Nine months ended September 30,		Increase (Decrease)
	2015	2014	Amount	Percentage
Revenues
Resident fees and services	$187,384	$113,287	$74,097	65.4%
Rental revenue	82,661	71,316	11,345	15.9%
Total revenues	270,045	184,603	85,442	46.3%

Expenses
Property operating expense	128,855	80,531	48,324	60.0%
Depreciation and amortization	110,543	74,682	35,861	48.0%
Interest expense	52,346	41,532	10,814	26.0%
Acquisition, transaction and integration expense	11,490	12,323	(833)	(6.8)%
Management fee to affiliate	10,207	5,764	4,443	77.1%
General and administrative expense	10,691	3,053	7,638	NM
Loss on extinguishment of debt	5,091	—	5,091	NM
Other expense (income)	1,569	(1,500)	3,069	NM
Total expenses	$330,792	$216,385	$114,407	52.9%

Loss before income taxes	(60,747)	(31,782)	(28,965)	91.1%
Income tax (benefit) expense	(344)	1,337	(1,681)	NM
Net Loss	$(60,403)	$(33,119)	$(27,284)	82.4%
_______________
NM – Not meaningful

The following table provides a comparison of the results of operations of our segments for the nine months ended September 30, 2015 and 2014:

(dollars in thousands)	Nine months ended September 30,		Increase (Decrease)
	2015	2014	Amount	Percentage
Managed Properties
Resident fees and services	$187,384	$113,287	$74,097	65.4%
Property operating expense	128,855	80,531	48,324	60.0%
Segment NOI for Managed Properties	$58,529	$32,756	$25,773	78.7%

Triple Net Lease Properties
Rental revenue	82,661	71,316	11,345	15.9%
Segment NOI for Triple Net Lease Properties	$82,661	$71,316	$11,345	15.9%

The following table provides the reconciliation of our segment NOI to net loss, and compares the results of operations for the nine months ended September 30, 2015 and 2014:

(dollars in thousands)	Nine months ended September 30,		Increase (Decrease)
	2015	2014	Amount	Percentage
Total Revenue	$270,045	$184,603	$85,442	46.3%

Segment NOI for Managed Properties	58,529	32,756	25,773	78.7%
Segment NOI for Triple Net Lease Properties	82,661	71,316	11,345	15.9%
Total Segment NOI	141,190	104,072	37,118	35.7%
Expenses
Depreciation and amortization	110,543	74,682	35,861	48.0%
Interest expense	52,346	41,532	10,814	26.0%
Acquisition, transaction and integration expense	11,490	12,323	(833)	(6.8)%
Management fee to affiliate	10,207	5,764	4,443	77.1%
General and administrative expense	10,691	3,053	7,638	NM
Loss on extinguishment of debt	5,091	—	5,091	NM
Other expense (income)	1,569	(1,500)	3,069	NM
Income tax (benefit) expense	(344)	1,337	(1,681)	NM
Net Loss	$(60,403)	$(33,119)	$(27,284)	82.4%
_______________
NM – Not meaningful

Managed Properties

During the nine months ended September 30, 2015, we acquired 51 senior housing properties in four different portfolios bringing the total number of Managed Properties to 94 as of September 30, 2015. We accounted for each acquisition under the acquisition method, whereby all assets acquired and liabilities assumed are recognized at their acquisition-date fair value with acquisition-related costs being expensed as incurred. The results of operations from the acquisitions are reflected in our Consolidated Financial Statements from the date of the respective acquisition.

	As of and for the nine months ended September 30,
	2015	2014
Total properties	94	42
Total beds	11,302	5,303
Average occupancy rate	85.8%	83.5%

Same store information, as used herein, is defined as information for 33 properties owned for the entirety of comparable periods. The following table presents same store Segment NOI, Segment NOI for non-same store properties and Total Segment NOI for the nine months ended September 30, 2015 and 2014:

(dollars in thousands)	Nine months ended September 30,		Increase (Decrease)
	2015	2014	Amount	Percentage
Resident fees and services	$109,895	$104,798	$5,097	4.9%
Property operating expense	78,573	74,662	3,911	5.2%
Same Store Segment NOI	31,322	30,136	1,186	3.9%
Segment NOI for non-Same Store properties	27,207	2,620	24,587	NM
Total Segment NOI	$58,529	$32,756	$25,773	78.7%
_______________
NM – Not meaningful

Resident fees and services

Resident fees and services represent residents’ monthly rental and care fees. Revenue from resident fees and services increased by $74.1 million to $187.4 million for the nine months ended September 30, 2015 from $113.3 million for the nine months ended September 30, 2014. For the nine months ended September 30, 2015, resident fees and services include revenues derived from the additional 52 properties that were acquired after September 30, 2014. This series of acquisitions increased the total number of beds by 5,999 to bring the total bed count to 11,302 for the Managed Properties segment at September 30, 2015. Average occupancy rates for the nine months ended September 30, 2015 and 2014 were 85.8% and 83.5%, respectively.

Same store resident fees and services increased by $5.1 million to $109.9 million for the nine months ended September 30, 2015 from $104.8 million for the nine months ended September 30, 2014. This increase was driven by an increase in rental rates and an increase in average occupancy rates on a same store basis from 83.1% as of September 30, 2014 to 83.8% as of September 30, 2015.

Property operating expense

Property operating expense increased by $48.3 million to $128.9 million for the nine months ended September 30, 2015 from $80.5 million for the nine months ended September 30, 2014. The increase was primarily due to increases in labor, utilities, food and other costs as a result of the additional properties that were acquired after September 30, 2014. Property operating expense as a percent of segment revenues decreased to 68.8% for the nine months ended September 30, 2015 from 71.1% for the nine months ended September 30, 2014.

Property operating expense includes property management fees and travel reimbursements paid to Property Managers of $11.3 million and $7.1 million for the nine months ended September 30, 2015 and 2014, respectively.

Same store property operating expense increased by $3.9 million to $78.6 million from $74.7 million for the nine months ended September 30, 2015 and 2014, respectively, primarily due to an increase in average occupancy rates and an increase in labor and other costs.

Segment NOI for Managed Properties

Segment NOI for Managed Properties increased by $25.8 million to $58.5 million for the nine months ended September 30, 2015 from $32.8 million for the nine months ended September 30, 2014, or as a percent of resident fees and services, was 31.2% and 28.9%, respectively. The increase in segment NOI primarily reflects the impact of the additional properties that were acquired after September 30, 2014.

Same store Segment NOI for the Managed Properties segment increased by $1.2 million to $31.3 million for the nine months ended September 30, 2015 from $30.1 million for the nine months ended September 30, 2014, primarily due to an increase in average occupancy rates.

Triple Net Lease Properties

Rental revenue and Segment NOI for Triple Net Lease Properties

Segment NOI for Triple Net Lease Properties increased by $11.3 million to $82.7 million for the nine months ended September 30, 2015 from $71.3 million for the nine months ended September 30, 2014. The increase was due to the acquisitions of the LCS portfolio in the second quarter of 2014 and Watermark in the second quarter of 2015. As a percentage of rental revenue, segment NOI was 100% of revenue for each fiscal year as the lessee operates the property and bears the related costs, including repairs, maintenance, capital expenditures, utilities, taxes, insurance and the payroll expense of property-level employees.

Expenses

Depreciation and amortization

Depreciation and amortization expense increased by $35.9 million to $110.5 million for the nine months ended September 30, 2015 from $74.7 million for the nine months ended September 30, 2014. The increase primarily reflects the impact of the additional properties that were acquired after September 30, 2014.

Interest expense

Interest expense increased by $10.8 million to $52.3 million for the nine months ended September 30, 2015 from $41.5 million for the nine months ended September 30, 2014. We incurred an additional $1,337.3 million in debt since September 30, 2014 and repaid $320.0 million of mortgage notes payable. The net increase in mortgage notes payable, related to the additional properties that were acquired after September 30, 2014, resulted in increased interest expense.

The weighted average effective interest rate for the nine months ended September 30, 2015 and 2014 was 4.25% and 5.02%, respectively. The period-over-period decrease primarily relates to the refinancing of $297.0 million of mortgage loans in March 2015.

Acquisition, transaction and integration expense

Acquisition, transaction and integration expense decreased by $0.8 million to $11.5 million for the nine months ended September 30, 2015 from $12.3 million for the nine months ended September 30, 2014. The decrease primarily reflects a decrease in spin-off related costs, partially offset by an increase in acquisition-related costs. Acquisition, transaction and integration expense includes $7.8 million of spin-off related costs for the nine months ended September 30, 2014. Spin-off related costs were not material for the nine months ended September 30, 2015.

Management fee to affiliate

Management fee to affiliate expense increased by $4.4 million to $10.2 million for the nine months ended September 30, 2015 from $5.8 million for the nine months ended September 30, 2014.

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

General and administrative expense

General and administrative expense increased by $7.6 million to $10.7 million for the nine months ended September 30, 2015 from $3.1 million for the nine months ended September 30, 2014. The increase was primarily driven by the reimbursement to the Manager for costs incurred for tasks and other services performed by the Manager under the Management Agreement, an increase in audit and other professional fees primarily related to Sarbanes-Oxley compliance and an increase in franchise taxes due to the additional properties acquired after September 30, 2014.

Loss on extinguishment of debt

During the nine months ended September 30, 2015, we refinanced mortgage loans of $297.0 million at a lower interest rate and recognized a loss on extinguishment of debt of $5.1 million.

Other expense (income)

Other expense was $1.6 million for the nine months ended September 30, 2015 which primarily reflects restructuring costs related to the relocation of the Plano, Texas office and the change in the fair value of our interest rate caps. Other income was $1.5 million for the nine months ended September 30, 2014 which reflects a fair value adjustment to the contingent consideration income associated with the purchase of assets in 2013.

Income tax (benefit) expense

We have been operating so as to qualify as a REIT under the requirements of the Code. However, certain of our activities are conducted through our TRS and therefore are subject to federal and state income taxes. During the nine months ended September 30, 2015 and 2014, our TRS recorded approximately $(0.3) million and $1.3 million in income tax (benefit) expense, respectively.

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

The following table summarizes the geographic locations of our senior housing portfolios as of September 30, 2015:

	Managed Properties		Triple Net Lease Properties		Total
Location	Number of Communities	Number of Beds	Number of Communities	Number of Beds	Number of Communities	Number of Beds
Arizona	1	108	1	115	2	223
Arkansas	1	111	—	—	1	111
California	10	1,110	2	235	12	1,345
Colorado	1	120	4	439	5	559
Connecticut	—	—	2	276	2	276
Florida	23	3,085	3	370	26	3,455
Georgia	2	183	—	—	2	183
Hawaii	1	114	—	—	1	114
Idaho	1	121	—	—	1	121
Illinois	1	66	1	111	2	177
Indiana	1	116	—	—	1	116
Iowa	—	—	2	215	2	215
Kansas	1	115	2	238	3	353
Kentucky	—	—	1	117	1	117
Louisiana	1	117	1	103	2	220
Massachusetts	2	244	—	—	2	244
Michigan	3	416	1	121	4	537
Mississippi	1	67	1	93	2	160
Missouri	—	—	3	320	3	320
Montana	1	124	1	115	2	239
Nebraska	1	115	—	—	1	115
Nevada	1	123	1	121	2	244
New Hampshire	4	261	—	—	4	261
New York	1	118	2	234	3	352
North Carolina	7	903	2	240	9	1,143
Ohio	3	349	—	—	3	349
Oklahoma	1	120	—	—	1	120
Oregon	4	387	6	600	10	987
Pennsylvania	3	463	4	808	7	1,271
South Carolina	1	116	—	—	1	116
South Dakota	1	111	—	—	1	111
Tennessee	3	232	1	109	4	341
Texas	3	587	14	2,204	17	2,791
Utah	5	590	1	117	6	707
Virginia	2	228	1	120	3	348
Washington	2	270	—	—	2	270
Wisconsin	1	112	1	116	2	228
Total	94	11,302	58	7,537	152	18,839

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity needs are to (i) fund operating expenses, (ii) meet debt service requirements, (iii) fund recurring capital expenditures and acquisition activities and (iv) make dividend distributions. As of September 30, 2015, we had approximately $156.9 million in liquidity, consisting of unrestricted cash and cash equivalents. Essentially, our cash flow provided by operations is equal to (i) revenues received from our senior housing portfolios, less (ii) operating expenses (primarily management fees, property operating expense, professional fees, insurance and taxes), less (iii) interest on the mortgage notes payable. Net cash provided by operating activities was $53.9 million and $46.0 million for the nine months ended September 30, 2015 and 2014, respectively.

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

Debt Obligations

Mortgage notes related to certain senior housing properties contain various customary loan covenants, and in certain cases include a Debt Service Coverage Ratio and Project Yield, as defined in the agreements. We were in compliance with all of the covenants as of September 30, 2015.

See Note 8 to the Consolidated Financial Statements for further information related to our non-recourse mortgage notes as of September 30, 2015.

Capital Expenditures

For our Managed Properties segment, we anticipate that capital expenditures will be funded through operating cash flows from the Managed Properties along with additional borrowings. However, our borrowing capability may be limited or restricted in certain circumstances by our existing contractual debt obligations and, therefore, limit our ability to fund capital expenditures. During the nine months ended September 30, 2015, we funded $7.8 million of capital expenditures.

With respect to our Triple Net Lease Properties segment, the terms of these arrangements typically require the tenants to fund all necessary capital expenditures in order to maintain and improve the applicable senior housing properties. To the extent that our tenants are unwilling or unable to fund these capital expenditure obligations under the existing lease arrangements, we may fund capital expenditures with additional borrowings or cash flow from the operations of these senior housing properties. We may also provide corresponding loans or advances to tenants which would increase the rent payable to us. For further information regarding capital expenditures related to our triple net lease properties, see "Contractual Obligations" below.

Cash Flows

The following table provides a summary of our cash flows for the nine months ended September 30, 2015 and 2014:

(dollars in thousands)	Nine Months Ended September 30,
	2015	2014
Net cash provided by (used in)
Operating activities	$53,916	$46,010
Investing activities	(1,233,315)	(306,243)
Financing activities	1,109,948	272,389
Net (Decrease) Increase in Cash and Cash Equivalents	(69,451)	12,156
Cash and Cash Equivalents, Beginning of Period	226,377	30,393
Cash and Cash Equivalents, End of Period	$156,926	$42,549

Operating activities

Net cash provided by operating activities was $53.9 million and $46.0 million for the nine months ended September 30, 2015 and 2014, respectively. The period-over-period increase was primarily due to a net increase in operating cash flows generated by the additional properties that were acquired after September 30, 2014 and same store growth across our portfolio, partially offset by transaction costs associated with the refinancing of $297.0 million of debt in March 2015.

Investing activities

Net cash used in investing activities was $1,233.3 million and $306.2 million for the nine months ended September 30, 2015 and 2014, respectively. The period-over-period increase was primarily driven by a net increase in cash paid of $924.1 million for the acquisition of additional properties.

Financing activities

Net cash provided by financing activities was $1,109.9 million and $272.4 million for the nine months ended September 30, 2015 and 2014, respectively. The period-over-period increase was primarily driven by an increase in net proceeds of $1,142.1 million from the issuance of mortgage debt and net proceeds of $266.5 million from the issuance of common stock, partially offset by repayments and principal payments of mortgage debt of $316.2 million and capital contributions of $247.5 million from Newcastle prior to the spin-off.

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

Income Tax

We have been operating so as to qualify as a REIT under the requirements of the Code. Currently, certain of our activities are conducted through our TRS and therefore are subject to federal and state income taxes at regular corporate tax rates. Our TRS leases properties from our REIT entities for which the TRS is charged rent based on market rates following the terms of the lease agreements between the TRS and the REIT entities. As of September 30, 2015, the Company is in the process of reviewing these agreements and we may modify certain provisions in order to clarify existing terms. Any modification to the timing or extent of lease payments between our REIT entities and the TRS would result in a change to our taxable income, although our pre-tax income would remain unchanged due to the fact that our REIT entities and the TRS are consolidated and transactions between consolidated entities are eliminated.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2015, we do not have any off-balance sheet arrangements. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, special purpose or variable interest entities established to facilitate off-balance sheet arrangements. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intend to provide additional funding to any such entities.

CONTRACTUAL OBLIGATIONS

In addition to mortgage notes payable, we are a party to the Management Agreement with the Manager and property management agreements with Property Managers. We also committed to making $4.0 million available for immediate capital improvements to the triple net lease properties under the LCS portfolio, of which $0.1 million has been funded as of September 30, 2015. We also agreed to make available an additional $11.5 million at certain intervals over the 15 year lease period to be used for further capital improvements. Upon funding these further capital improvements, we will be entitled to a rent increase. Additionally, we have committed under the Watermark triple net lease property to make $1.0 million available for lender mandated repairs and $1.0 million available for additional capital improvements during the 15 year lease period. Upon funding the capital improvements, we will be entitled to a rent increase. No repairs or capital improvements under the Watermark property have been funded as of September 30, 2015. Finally, we have two ground leases with initial terms of 74 and 82 years that require equal annual rent payments over the life of the leases which are not material. We do not have any supplier contracts or other material commitments at this time.

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

We use the National Association of Real Estate Investment Trusts ("NAREIT") definition of FFO. NAREIT defines FFO as net income (computed in accordance with GAAP) excluding gains (losses) from sales of depreciable real estate assets, impairment charges of depreciable real estate, plus real estate depreciation and amortization, and after adjustments for unconsolidated entities and joint ventures to reflect FFO on the same basis. We define Normalized FFO as FFO excluding the following income and expense items (which may be recurring in nature) as applicable: (a) acquisition, transaction and integration related costs and expenses; (b) the write off of unamortized deferred financing costs, or additional costs, make whole payments, penalties or premiums incurred as the result of early repayment of debt (collectively, "Loss on extinguishment of debt") and (c) amounts reported in "Other expense (income)" in the Consolidated Statements of Operations.

The following table sets forth a reconciliation of net loss to FFO and Normalized FFO for the three and nine months ended September 30, 2015 and 2014:

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Loss	$(17,959)	$(11,151)	$(60,403)	$(33,119)
Depreciation and amortization	40,812	28,670	110,543	74,682
FFO	22,853	17,519	50,140	41,563
Acquisition, transaction and integration expense	2,373	4,087	11,490	12,323
Loss on extinguishment of debt	—	—	5,091	—
Other expense (income) (A)	1,089	(1,500)	1,569	(1,500)
Normalized FFO	$26,315	$20,106	$68,290	$52,386

(A)	Primarily includes changes in the fair value of contingent consideration and financial instruments and restructuring expenses.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization

We consider Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) as an important supplemental measure to net income because it provides additional information with which to evaluate our operating performance on an unleveraged basis. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, excluding acquisition, transaction and integration expense, gains (losses) on sales of real estate, impairment charges, write offs of unamortized deferred financing costs, or additional costs, make whole payments, penalties or premiums incurred as the result of early repayment of debt (collectively, "Loss on extinguishment of debt") and amounts reported in "Other expense (income)" in the Consolidated Statements of Operations. Adjusted EBITDA does not represent, and should not be considered as an alternative to, net income as determined in accordance with GAAP.

The following table sets forth a reconciliation of net loss to Adjusted EBITDA for the three and nine months ended September 30, 2015 and 2014:

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Loss	$(17,959)	$(11,151)	$(60,403)	$(33,119)
Interest expense	20,051	14,130	52,346	41,532
Income tax (benefit) expense	(378)	350	(344)	1,337
Depreciation and amortization	40,812	28,670	110,543	74,682
Acquisition, transaction and integration expense	2,373	4,087	11,490	12,323
Loss on extinguishment of debt	—	—	5,091	—
Other expense (income) (A)	1,089	(1,500)	1,569	(1,500)
Adjusted EBITDA	$45,988	$34,586	$120,292	$95,255

(A)	Primarily includes changes in the fair value of contingent consideration and financial instruments and restructuring expenses.

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

We estimate the fair value of in-place leases as (i) the present value of the estimated rental revenue that would have been forgone, offset by variable costs that would have otherwise been incurred during a reasonable lease-up period, as if the acquired units were vacant and (ii) the estimated absorption costs, such as additional marketing costs that would have been incurred during the lease-up period. The acquisition fair value of the in-place lease intangibles is amortized over the average length of stay of the residents at the senior housing properties on a straight-line basis.

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

Contingent consideration, if any, is measured at fair value on the date of acquisition. In subsequent reporting periods, the fair value of the contingent consideration is remeasured at each reporting date, with any change recorded in "Other expense (income)" in the Consolidated Statements of Operations.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB and the International Accounting Standards Board ("IASB") issued ASU 2014-09 Revenues from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date which defers the effective date by one year. The effective date of this standard will be for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted beginning after December 15, 2016. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance in the ASU. We are currently evaluating the new guidance to determine the impact it may have on our Consolidated Financial Statements.

In February 2015, the FASB issued ASU 2015-02 which amends the consolidation guidance in ASC 810. The standard eliminates the deferral of FAS 167, per ASC 810-10-65-2(a), that has allowed certain investment funds to follow the previous consolidation guidance in FIN 46 (R). The standard changes whether (1) fees paid to a decision maker or service provider represent a variable interest, (2) a limited partnership or similar entity has the characteristics of a VIE and (3) a reporting entity is the primary beneficiary of a VIE. This ASU is effective in the first quarter of 2016 and adoption is not expected to have an impact on our Consolidated Financial Statements.

In April 2015, the FASB issued ASU 2015-03 Simplifying the Presentation of Debt Issuance Costs. The standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The effective date of the standard will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 for public companies, and early adoption is permitted. We have elected to early adopt the provisions of this ASU and it requires retrospective application to all prior periods. Accordingly, "Mortgage notes payable, net" is reported net of deferred financing costs of $39.6 million and $36.2 million as of September 30, 2015 and December 31, 2014, respectively, in the Consolidated Balance Sheets.

In September 2015, the FASB issued ASU 2015-16 Business Combinations: Simplifying the Accounting for Measurement Period Adjustments. This standard eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The effective date of the standard will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, and early adoption is permitted. We are currently evaluating the new guidance to determine the impact it may have on our Consolidated Financial Statements.

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

As of September 30, 2015 we had $857.4 million of floating rate debt, representing approximately 39.6% of our total indebtedness, with a weighted average rate of 2.69%. A 100 basis point change in interest rates would change annual interest expense by $8.6 million on an annualized basis.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We may be involved in litigation matters, including regulatory investigations and inquiries, in the ordinary course of our business. Although we will be unable to predict with certainty the eventual outcome of any litigation, regulatory investigation or inquiry, in the opinion of management, our current and any threatened legal proceedings are not expected to have a material adverse effect on our financial position or results of operations.
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
Our tenants are subject to various financial covenants pursuant to the lease agreements, including compliance with a lease coverage ratio. Under certain leases, our tenants are permitted to post and have posted “shortfall deposits” or similar obligations to cure a failure to satisfy certain financial covenants. In addition, we may waive compliance with a lease coverage ratio on the posting of “shortfall deposits” or similar obligations. We cannot assure you that our tenants will remain in compliance with any required financial covenants or that they will have the ability or desire to use such cure provisions in the future if needed. A failure to comply with or cure a financial covenant would generally give rise to an event of a default under a lease, and such event of default could result in an event of default under the financing for the applicable property. If any of our tenants are not able to satisfy their obligations to us, we would be entitled, among other remedies, to use any funds of such tenants then held by us and to seek recourse against the guarantor under its guaranty of the applicable master lease. Such guaranty includes certain financial covenants of the guarantor, including maintaining a minimum net worth, a minimum fixed charge coverage ratio ranging between 1.05 and 1.20 and a maximum leverage ratio. There can be no assurance that a guarantor will have the resources necessary to satisfy its obligations to us under its guaranty of a master lease in the event that a Master Tenant fails to satisfy its lease obligations to us in full, which could have a material adverse effect on us.
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
As of September 30, 2015, either Blue Harbor, Holiday, JEA or Thrive managed all of our Managed Properties. Our property managers do not lease our properties and, therefore, we are not directly exposed to their credit risk in the same manner or to the same extent as a triple net lease tenant. However, we rely on our property managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our senior housing operations efficiently and effectively. We also rely on our property managers to set appropriate resident fees and to otherwise operate our senior housing communities in compliance with the terms of our property management agreements and all applicable laws and regulations. Although we have various rights as the property owner under our property management agreements, including various rights to set budget guidelines and to terminate and exercise remedies under those agreements as provided therein, any failure, inability or unwillingness on the part of our property managers to satisfy their respective obligations under those agreements, to efficiently and effectively manage our properties or to provide timely and accurate accounting information with respect thereto, could have a material adverse effect on us.

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
As of September 30, 2015, approximately 18.3% and 14.8% of the beds in our senior housing portfolios were located in Florida and Texas, respectively. In addition, as of September 30, 2015, 21.4% and 14.0% of total revenue for our Managed Properties segment and our Triple Net Lease Properties segment, respectively, was derived from our properties in Florida and Texas. As a result of this concentration, a material portion of our portfolios are significantly exposed to the effects of economic and real estate conditions in those particular markets, such as the supply of competing properties, home prices, income levels, the financial condition of our tenants, and general levels of employment and economic activity, which may be adversely affected by the recent decline in oil prices. To the extent that weak economic or real estate conditions affect Florida or Texas more severely than other areas of the country, our financial performance could be negatively impacted.
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
There are conflicts of interest inherent in our relationship with our Manager insofar as our Manager and its affiliates—including investment funds, private investment funds, or businesses managed by our Manager—invest in senior housing properties and whose investment objectives overlap with our investment objectives. Certain investments appropriate for us may also be appropriate for one or more of these other investment vehicles. Certain members of our board of directors and employees of our Manager who are our officers also serve as officers and/or directors of these other entities. Although we have the same Manager, we may compete with entities affiliated with our Manager or Fortress for certain target assets.  Fortress has two funds that were primarily focused on investing in senior housing properties. The first, raised in 2006 with $650 million in commitments at closing had its final liquidation in December 2014. The second, also raised in 2006, had $1.6 billion in capital commitments as of September 30, 2015 and is in the process of selling its investments, including its investments in Holiday. Certain of Fortress’s other funds also hold significant  investments in senior housing. All of these funds are outside their respective investment periods, although one of these funds has approximately $120 million in unfunded commitments, which may be drawn for follow-on investments. Fortress funds generally have a fee structure similar to ours, but the fees actually paid will vary depending on the size, terms and performance of each fund.  From time to time, affiliates of Fortress focus on investments in assets with a similar profile as our target assets that we may seek to acquire.  These affiliates may have meaningful purchasing capacity, which may change over time depending upon a variety of factors, including, but not limited to, available equity capital and debt financing, market conditions and cash on hand. Fortress had approximately $74.3 billion of assets under management as of September 30, 2015. In addition, with respect to funds in the process of selling investments, our Manager may be incentivized to regard the sale of such assets to New Senior positively, particularly if a sale to an unrelated third party would result in a loss of fees to our Manager.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 16, 2015, a former employee of the Manager exercised options in respect of 12,499 shares of the Company’s common stock. The option holder’s exercise of the options was accomplished pursuant to a cashless exercise, whereby the option holder surrendered 4,635 shares of common stock based on the closing market price on July 16, 2015, which was $13.40 per share, to cover the per share exercise price of the options. The options had a weighted average exercise price of $8.43 per share.

The Company offered and sold all the shares of common stock described above in reliance upon Section 4(a)(2) of the Securities Act of 1933 for offerings not involving a public offering. At the time of the option holder’s investment decisions, the option holder was knowledgeable about the Company and its prospects, was a highly sophisticated professional who was able to understand the merits and risks of the investment decision, was an accredited investor, and the transaction involved did not involve any public offering.

Set forth below is information regarding the Company’s stock repurchases during the three months ended September 30, 2015:

Period	Total Number of Shares (or Units) Purchased (#)	Average Price Paid per Share (or Unit) ($)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (#)	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs ($)
July 1 - July 31, 2015	4,635	$13.40	—	$—
August 1 - August 31, 2015	—	—	—	—
September 1 - September 30, 2015	—	—	—	—
Total	4,635	$13.40	—	$—

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

10.10
Multifamily Loan and Security Agreement - Seniors Housing dated as of August 12, 2015, by and between SNR 27 Alexis Gardens Owner LLC, a Delaware limited liability company, as Borrower (“Borrower”), and Walker & Dunlop, LLC, as Lender (“Lender”) (incorporated by reference to New Senior’s report on Form 8-K, Exhibit 10.1, filed August 17, 2015).

10.11
Multifamily Note - Fixed Rate Defeasance, dated as of August 12, 2015, executed by Borrower in favor of Lender, as defined in Exhibit 10.10 (incorporated by reference to New Senior’s report on Form 8-K, Exhibit 10.2, filed August 17, 2015).

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

Master Lease, dated December 23, 2013, by and among the Landlords named therein and NCT Master Tenant II LLC.
Guaranty of Lease, dated December 23, 2013, by Holiday AL Holdings LP in favor of the Landlords named therein.
In accordance with Instruction 2 to Item 601 of Regulation S-K, the Company has filed only one of 52 Multifamily Loan and Security Agreements dated as of March 27, 2015 and the related Multifamily Notes as Exhibit 10.8 and Exhibit 10.9, respectively, as the omitted Multifamily Loan and Security Agreements and the related Multifamily Notes are substantially identical in all material respects to the loan and note included as Exhibit 10.8 and Exhibit 10.9, respectively, except as to the borrower thereto, the principal amount and certain property-specific provisions.

In accordance with Instruction 2 to Item 601 of Regulation S-K, the Company has filed only one of 28 Multifamily Loan and Security Agreements dated as of August 12, 2015 and the related Multifamily Notes as Exhibit 10.10 and Exhibit 10.11, respectively, as the omitted Multifamily Loan and Security Agreements and the related Multifamily Notes are substantially identical in all material respects to the loan and note included as Exhibit 10.10 and Exhibit 10.11, respectively, except as to the borrower thereto, the principal amount and certain property-specific provisions.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NEW SENIOR INVESTMENT GROUP INC.

By:	/s/ Susan Givens
Susan Givens
Chief Executive Officer

November 5, 2015

By:	/s/ Justine A. Cheng
Justine A. Cheng
Chief Financial Officer and Treasurer

November 5, 2015

By:	/s/ Julien P. Hontang
Julien P. Hontang
Principal Accounting Officer

November 5, 2015