Form 10-K
period 2015-12-31
New Senior Investment Group Inc.
filed 2016-02-26
CIK 1610114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the annual period ended December 31, 2015
or

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

(212) 479-3140
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class:	Name of exchange on which registered:
Common stock, $0.01 par value per share: 85,447,551 shares.	New York Stock Exchange ("NYSE")
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
☐ Yes ☒ No

The aggregate market value of the common stock held by non-affiliates as of June 30, 2015 (computed based on the closing price on such date as reported on the NYSE) was $1.14 billion.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.
Common stock, $0.01 par value per share: 82,114,218 shares outstanding as of February 19, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, 13 and 14) will be incorporated by reference from the registrant’s Definitive Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of New Senior Investment Group Inc.’s (“New Senior,” the “Company,” “we,” “us” or "our") investments, the stability of our earnings, and our financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual outcome of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	our ability to successfully operate as a standalone public company;

•	access to financing on favorable terms and our ability to comply with the terms of our financings;

•	our dependence on our property managers and tenants;

•	the relative spreads between the yield on the assets we invest in and the cost of financing;

•	reductions in cash flows received from our real estate investments;

•	our ability to take advantage of investment opportunities at attractive risk-adjusted prices;

•	the ability of our property managers and tenants to comply with laws, rules and regulations in the operation of our properties;

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

•
the ability and willingness of our tenants to renew their leases with us upon expiration of the leases and competition for tenants, including with respect to new leases and the renewal or rollover of existing leases;

•	our ability to reposition our properties on the same or better terms in the event of nonrenewal;

•	in the event we exercise our right to replace an existing tenant, the obligations, including indemnification obligations, we may incur in connection with the replacement of an existing tenant;

•	our ability to sell properties on favorable terms, and to realize the anticipated benefits from any such dispositions;

•	availability of suitable properties to acquire at favorable prices and the competition for the acquisition and financing of those properties;

•	our ability and the ability of our property managers and tenants to obtain and maintain adequate property, liability and other insurance from reputable, financially stable providers;

•
changes of federal, state and local laws and regulations relating to fraud and abuse practices, Medicaid reimbursement and licensure, etc., including those affecting the healthcare industry that affect our costs of compliance or increase the costs, or otherwise affect the operations or our property managers or tenants;

•
the ability of our property managers, tenants and their respective guarantors to maintain the financial strength and liquidity necessary to satisfy their respective obligations and liabilities to third parties;

•	a lack of liquidity surrounding our investments which could impede our ability to vary our portfolio in an appropriate manner;

•	changes in economic conditions generally and the real estate, senior housing and bond markets specifically;

•	the quality and size of the investment pipeline and the rate at which we can invest our cash;

•	changes in interest rates and/or credit spreads, as well as the success of any hedging strategy we may undertake in relation to such changes;

•	the impact of any current or further legal proceedings and regulatory investigations and inquiries;

•	the impact of any material transactions with the Manager or one of its affiliates, including the impact of any actual, potential or perceived conflicts of interest;

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.  Additional information about the Company may be found elsewhere in this Annual Report on Form 10-K and the Company’s other public filings, which are available without charge through the Securities and Exchange Commission's ("SEC") website at http://www.sec.gov.

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
We have a differentiated strategy of concentrating our investment activities on acquiring private pay senior housing and, as a result, are one of the largest owners of senior housing properties in the United States. Our portfolio as of December 31, 2015 was comprised of 154 primarily private pay senior housing properties located across 37 states. We divide our properties into two reportable segments: (1) Managed Properties, which are operated by property managers pursuant to property management agreements and (2) Triple Net Lease Properties, which we lease to tenants through long-term triple net leases. See our Consolidated Financial Statements and the related notes for additional information.
The majority of our portfolio is managed or leased by some of the largest and most experienced operators in the United States. Currently, our managed properties are managed by affiliates or subsidiaries of Holiday Acquisitions Holdings LLC (“Holiday” or "Holiday Retirement"), FHC Property Management LLC (together with its subsidiaries, “Blue Harbor”), Jerry Erwin Associates, Inc. (“JEA”), and Thrive Senior Living LLC ("Thrive"). Our Triple Net Lease properties are leased to Holiday, Life Care Services (“LCS”) or Watermark Castle Investments LLC ("Watermark"). Holiday and LCS are among the top three largest senior housing operators in the United States. The assets in our portfolio are described in more detail below under “Our Portfolio.”
Our investment strategy is focused on acquiring private pay senior housing properties which we believe is unique compared to our publicly traded peers. However, our investment guidelines are purposefully broad to enable us to make investments in a wide array of assets, and we actively explore new business opportunities and asset categories as part of our business strategy. For more information about our investment guidelines, see “Investment Guidelines” below.

Pursuant to a management agreement (the “Management Agreement”), we are externally managed and advised by FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC (“Fortress”), which is a leading global investment management firm with $70.5 billion of assets under management as of December 31, 2015. Fortress, through the private equity funds managed by its affiliates, is a large investor in the senior housing sector. We intend to leverage Fortress’s over 15 years of experience in the senior housing industry to assist us in retaining best-in-class property managers and sourcing and completing attractive acquisitions. Affiliates of our Manager and Fortress manage private equity funds that currently own a majority of Holiday. Blue Harbor is an affiliate of our Manager.

ACQUIRED PROPERTIES
The following table summarizes the acquisitions that we completed during 2015:

Acquisition Date	Number of Properties	Property Type	Total Consideration (in thousands)	Debt Issued for Acquisition (in thousands)	Debt Terms	Segment	Property Manager
Jan 22, 2015	4	IL	$36,299	$28,470	7 year floating at 1M LIBOR + 2.34%	Managed Properties	Holiday (2) Blue Harbor (2)
Mar 27, 2015	17	IL	461,499	326,815	7 year floating at 1M LIBOR + 2.34%	Managed Properties	Holiday
Apr 23, 2015	2	AL/MC	25,145	17,850	7 year floating at 1M LIBOR + 2.29%	Managed Properties	Thrive
May 1, 2015	1	Rental CCRC	71,799	52,000	3 year floating at 3M LIBOR + 3.00%	Triple Net Lease Properties	N/A
Aug 12, 2015	28	IL	632,238	464,680	10 year fixed at 4.25%	Managed Properties	Holiday
Oct 1, 2015	2	AL/MC	39,573	26,000	5 year floating at 1M LIBOR + 2.70%	Managed Properties	Thrive
	54		$1,266,553	$915,815
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
MARKET OPPORTUNITY

Opportunity to Consolidate Large and Fragmented Industry

We believe there are significant investment opportunities in the U.S. senior housing market driven by three factors: (i) growing demand from significant increases in the senior citizen population, (ii) highly fragmented ownership of senior housing properties among many smaller local (“mom and pop”) and regional owner/operators and (iii) operational improvement opportunities to increase property-level net operating income leveraging the experience and economies of scale of our Manager. We estimate the size of the senior housing industry in the United States to be approximately $300 billion, and, according to the 2015 American Seniors Housing Association 50 Report, approximately 58% of these senior housing facilities are owned by mom and pop operators with 5 or fewer properties. Given our strong track record of external growth, we believe an opportunity exists to continue to participate in the consolidation of this fragmented industry as many of these smaller owner/operators may decide to sell their portfolios. An attractive investment opportunity exists to acquire high quality properties where operational performance can be improved by leveraging the experience of our Manager. While the acquisition environment is more competitive, we believe these properties are still too small to attract many larger REIT and other institutional investors, affording us the opportunity to acquire properties at attractive prices in a less competitive environment than larger portfolios. We expect to structure these investments as either triple net leases or managed properties by entering into a management agreement with a REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”) compliant structure allowing us to participate directly in the cash flows of the facilities.

Attractive Demand - Supply Fundamentals to Drive Organic Growth

We believe that the rapidly growing senior citizen population in the U.S. will result in a substantially increased demand for senior housing properties as the baby boomer generation ages, life expectancies lengthen and more health-related services are demanded. The U.S. Census Bureau estimates that the total number of Americans aged 65 and older is expected to increase from approximately 47.8 million in 2015 to 79.2 million by 2035, with the number of citizens aged 65 and older expected to grow at four times the rate of the overall population by 2035. Healthcare is the largest private-sector industry in the U.S., with healthcare expenditures in the U.S. accounting for approximately 17% of gross domestic product in December 2013. According to the Center for Medicare and Medicaid Services (“CMS”), the average annual compounded growth rate for national healthcare expenditures from 2014 through 2029 is expected to be 5.8%. Additionally, senior citizens are the largest consumers of healthcare services. The target age group for our properties is Americans over 70 years old while a typical resident is 80 to 85 years of age. According to CMS, average per capita healthcare expenditures by those 65 years and older continue to be about three times more than the average spent by those 19 to 64 years old. Demand for senior housing is driven both by growth of an aging population and by an increasing array of services and support required by residents. According to the U.S. Census Bureau, the percentage of Americans between ages 75 and 79 seeking assistance with basic and instrumental activities of daily living is 15%, increasing to 30% for Americans over 80 years of age. According to the Alzheimer’s Association, over one-third of individuals over age 85 have Alzheimer’s disease. To address these resident needs, senior housing provides varying and flexible levels of services. While our target population is growing, the rate of supply growth has also increased in recent years. However, according to the National Investment Center for Seniors Housing and Care ("NIC"), the projected growth in new supply for 2016 is expected to be absorbed by incremental demand and lead to increased occupancy for 2016.

Differentiated Strategy Focused on Private Pay Senior Housing

We generally seek investments in senior housing facilities that have an emphasis on private pay sources of revenue which is considered more stable and predictable compared to government reimbursed property types and believe this strategy is more focused than many of our publicly traded peers. Private pay residents are individuals who are personally obligated to pay the costs of their housing and services without relying significantly on reimbursement payments from Medicaid or Medicare. Sources for these private payments include: (i) pensions, savings and retirement funds; (ii) proceeds from the sale of real estate and personal property; (iii) assistance from residents’ families; and (iv) private insurance. While our investments may have some level of revenues related to government reimbursements, we focus on investments with high levels of private pay revenue and, for the year ended December 31, 2015, private pay sources represented 98% of the property level revenue from the residents at our facilities. Private pay facilities are not subject to governmental rate setting and, accordingly, we believe they provide for more predictable and higher rental rates from residents than facilities primarily reliant on government-funded sources.

The senior housing industry offers a full continuum of care to seniors with product types that range from “mostly housing” (i.e., senior apartments) to “mostly healthcare” (i.e., skilled nursing, hospitals, etc.). We primarily focus on product types at the center of this continuum, namely independent living facilities ("IL-only") properties and assisted living/memory care ("AL/MC") properties. Many of our peers have significant exposure to skilled nursing facilities and hospitals providing higher acuity levels of healthcare. Accordingly, these peers have higher levels of exposure to revenues derived from Medicaid and Medicare reimbursements. Our facilities are predominantly reliant on private pay sources of revenue and have limited risk exposure to regulatory changes in the healthcare arena. We believe that our focused portfolio of primarily IL-only and AL/MC properties will allow investors to participate in the positive fundamentals of the senior housing sector without similar levels of risk exposure associated with higher acuity types of healthcare real estate.

Attractive Portfolio Diversified by Product Type, Operating Model and Geography

Since we started building this platform in July 2012, we have invested $3.1 billion to acquire 154 senior housing properties through December 31, 2015. Our portfolio is diversified in terms of product type, operating model and geography. As of December 31, 2015, we have 105 IL-only properties, 44 AL/MC properties and five rental Continuing Care Retirement Communities ("CCRC") properties across 37 states. Our portfolio provides an attractive mix of triple net lease and managed properties. At December 31, 2015, our triple net lease portfolio totaled 58 properties (52 IL-only properties, one AL/MC property and five rental CCRC properties), and our managed properties portfolio totaled 96 properties (53 IL-only properties and 43 AL/MC properties).

Manager Expertise Owning and Operating Senior Housing

We are externally managed and advised by an affiliate of Fortress, a large investor with over 15 years of experience in the senior housing sector. Our Manager and its affiliates have a far-reaching presence in consumer-facing industries across the United States through Fortress’s investments in healthcare, leisure, gaming, real estate and transportation companies. Private equity funds managed by an affiliate of Fortress and our Manager currently own a majority of Holiday Retirement, the largest independent living operator in the United States with over 300 properties in 43 states as of December 31, 2015, and Blue Harbor is an affiliate of our Manager. Due to this presence, we believe we are able to achieve volume discounts for services and products at many of our properties, such as insurance and food and beverage. These types of benefits often allow us to be a more competitive bidder for small- and mid-sized managed properties than other potential buyers. Furthermore, we intend to leverage our Manager’s deep experience and industry relationships to provide us with growth opportunities.

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

OUR PORTFOLIO
The key characteristics of our high quality senior housing portfolio are set forth in the tables below:

(dollars in thousands)			Real Estate Investments (A) as of December 31, 2015			Revenues for the Year Ended December 31, 2015
Operating Model	Number of Communities	Number of Beds	Real Estate Investments	Percent of Total Real Estate Investment	Real Estate Investment per Bed	Total Revenues (B)	Percent of Total Revenues	Number of States
Managed Properties	96	11,544	$1,841,636	59.4%	$160	$277,324	71.4%	33
Triple Net Lease Properties	58	7,538	1,258,209	40.6%	$167	111,154	28.6%	24
Total	154	19,082	$3,099,845	100.0%		$388,478	100.0%	37

(dollars in thousands)			Real Estate Investments (A) as of December 31, 2014			Revenues for the Year Ended December 31, 2014
Operating Model	Number of Communities	Number of Beds	Real Estate Investments	Percent of Total Real Estate Investment	Real Estate Investment per Bed	Total Revenues (B)	Percent of Total Revenues	Number of States
Managed Properties	43	5,362	$632,486	34.8%	$118	$156,993	61.6%	17
Triple Net Lease Properties	57	7,074	1,185,058	65.2%	$168	97,992	38.4%	24
Total	100	12,436	$1,817,544	100.0%		$254,985	100.0%	27

(A)	Real estate investments represent the carrying value of real estate excluding accumulated depreciation and amortization.

(B)	Revenues relate to the period the properties were owned by us in a calendar year and, therefore, are not indicative of full-year results for all properties.

For the years ended December 31, 2015 and 2014 the average occupancy rate of our managed portfolio was 86.6% and 83.5%, respectively, and the average occupancy rate for our triple net portfolio was 88.7% and 88.8%, respectively.
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

Operating Model

Managed Properties: We have entered into long-term property management agreements for our managed properties with Blue Harbor, Holiday, JEA and Thrive. Holiday’s property management agreements have initial five-year or ten-year terms, with successive, automatic one-year renewal periods and we pay property management fees of 5% to 7% of effective gross income. For our other property managers, the property management agreements have initial terms of five to ten years with successive, automatic one-year renewal periods. We pay property management fees of 3% to 7% of gross revenues and, for certain property management agreements, a property management fee based on a percentage of net operating income. As the owner of the Managed Properties, we are responsible for the properties’ operating costs, including repairs, maintenance, capital expenditures, utilities, taxes, insurance and the payroll expense of property-level employees. The payroll expense, which is included in property operating expense in our Consolidated Statement of Operations, is structured as a reimbursement to the property manager, who is the employer of record. We have various rights as the property owner under our property management agreements, including rights to set budget guidelines and to terminate and exercise remedies under those agreements as provided therein. However, we rely on our property managers’ personnel, expertise, technical accounting resources and information systems, proprietary information, good faith and judgment to manage our senior housing operations efficiently and effectively. We also rely on our property managers to otherwise operate our properties in compliance with the terms of the management agreements, although we have various rights as the property owner to terminate and exercise remedies under the management agreements.
Triple Net Lease Properties: These properties are leased to tenants pursuant to triple net leases. Our triple net lease arrangements have initial terms of 15 and 17 years and include renewal options and periodic rent increases ranging from 2.5% to 4.5% based on changes in the consumer price index (“CPI”). Under each triple net master lease, the respective tenant is typically responsible for (i) operating its portion of the portfolio and bearing the related costs, including repairs, maintenance, capital expenditures, utilities, taxes, insurance and the payroll expense of property-level employees, and (ii) complying with the terms of the mortgage financing documents. The obligations of the tenant under the triple net master leases for a portfolio of properties (the “Holiday Portfolios”) are guaranteed to us by a subsidiary of Holiday. Both the tenant and the guarantor of the Holiday Portfolios are affiliates of Fortress. The obligations of the tenant under the triple net master leases for the LCS Portfolio, are guaranteed to us by LCS.

Our portfolio of senior housing properties is broadly diversified by geographic location throughout the United States. The following table shows the geographic location of our senior housing properties, and the percentage of total revenues by geographic location for the year ended December 31, 2015.

	Managed Properties			Triple Net Lease Properties			Total
Location	Number of Communities	Number of Beds	% of Revenue	Number of Communities	Number of Beds	% of Revenue	Number of Communities	Number of Beds	% of Revenue
Arizona	1	108	1.2%	1	115	0.3%	2	223	1.5%
Arkansas	1	113	0.3%	—	—	—%	1	113	0.3%
California	10	1,121	8.2%	2	235	1.1%	12	1,356	9.3%
Colorado	1	119	0.3%	4	439	1.5%	5	558	1.8%
Connecticut	—	—	—%	2	276	1.3%	2	276	1.3%
Florida	23	3,099	19.4%	3	370	1.5%	26	3,469	20.9%
Georgia	2	194	0.9%	—	—	—%	2	194	0.9%
Hawaii	1	122	0.5%	—	—	—%	1	122	0.5%
Idaho	1	121	1.7%	—	—	—%	1	121	1.7%
Illinois	1	66	0.9%	1	111	0.4%	2	177	1.3%
Indiana	1	114	0.3%	—	—	—%	1	114	0.3%
Iowa	—	—	—%	2	215	0.6%	2	215	0.6%
Kansas	1	117	0.3%	2	238	0.9%	3	355	1.2%
Kentucky	—	—	—%	1	117	0.6%	1	117	0.6%
Louisiana	1	117	0.5%	1	103	0.2%	2	220	0.7%
Massachusetts	2	253	1.0%	—	—	—%	2	253	1.0%
Michigan	3	420	1.9%	1	121	0.4%	4	541	2.3%
Mississippi	1	67	0.6%	1	93	0.2%	2	160	0.8%
Missouri	—	—	—%	3	320	1.5%	3	320	1.5%
Montana	1	127	0.3%	1	115	0.4%	2	242	0.7%
Nebraska	1	115	0.5%	—	—	—%	1	115	0.5%
Nevada	1	174	0.4%	1	121	0.5%	2	295	0.9%
New Hampshire	4	261	2.8%	—	—	—%	4	261	2.8%
New York	1	118	1.0%	2	234	1.2%	3	352	2.2%
North Carolina	7	911	4.5%	2	240	1.2%	9	1,151	5.7%
Ohio	3	352	2.0%	—	—	—%	3	352	2.0%
Oklahoma	1	120	0.6%	—	—	—%	1	120	0.6%
Oregon	4	388	3.3%	6	600	2.2%	10	988	5.5%
Pennsylvania	3	406	3.6%	4	808	2.7%	7	1,214	6.3%
South Carolina	1	120	0.3%	—	—	—%	1	120	0.3%
South Dakota	1	114	0.3%	—	—	—%	1	114	0.3%
Tennessee	3	235	1.1%	1	109	0.3%	4	344	1.4%
Texas	5	744	5.5%	14	2,205	8.0%	19	2,949	13.5%
Utah	5	590	4.7%	1	117	0.5%	6	707	5.2%
Virginia	2	232	0.9%	1	120	0.6%	3	352	1.5%
Washington	2	270	1.3%	—	—	—%	2	270	1.3%
Wisconsin	1	116	0.3%	1	116	0.5%	2	232	0.8%
Total	96	11,544	71.4%	58	7,538	28.6%	154	19,082	100.0%

FINANCING STRATEGY
Our ability to access capital in a timely and cost effective manner is critical to the success of our business strategy because it affects our ability to make future investments. Our access to and cost of external capital are dependent on various factors, including general market conditions, interest rates, credit ratings on our securities, expectations of our potential future earnings and cash distributions and the trading price of our common stock.
We employ leverage as part of our investment strategy. We do not have a predetermined target debt to equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality of those assets. We utilize leverage for the sole purpose of financing our portfolio and not for the purpose of speculating on changes in interest rates. We strive to maintain our financial strength and invest profitably by actively managing our leverage, continuing to lower our cost of capital and developing our access to multiple sources of liquidity. Historically, we have relied primarily on non-recourse mortgage notes to finance a portion of our real estate investments. We intend, over time, to obtain access to additional sources of liquidity, including revolving credit agreements, bank debt, U.S. government agency financing and the unsecured public debt and equity markets. Generally, we attempt to match the long-term duration of our investments in senior housing properties with staggered maturities of long-term debt and equity. As of December 31, 2015, approximately 40.4% of our consolidated debt was variable rate debt.
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
Management Agreement
In connection with the spin-off from Newcastle, we entered into a Management Agreement with the Manager, an affiliate of Fortress, pursuant to which the Manager provides a management team and other professionals who are responsible for implementing our business strategy, subject to the supervision of our board of directors. Our Manager is responsible for, among other things, (i) setting investment criteria in accordance with broad investment guidelines adopted by our board of directors, (ii) sourcing, analyzing and executing acquisitions, (iii) providing financial and accounting management services and (iv) performing other duties as specified in the Management Agreement. Our Management Agreement has an initial ten-year term and will be automatically renewed for one-year terms thereafter unless terminated either by us or our Manager. Our Manager is also entitled to receive a termination fee from us under certain circumstances. See Note 11 to the Consolidated Financial Statements for further information related to the terms of the Management Agreement.
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
CONFLICTS OF INTEREST
Although we have established certain policies and procedures designed to mitigate conflicts of interest, there can be no assurance that these policies and procedures will be effective in doing so. Actual, potential or perceived conflicts of interest have given, and in the future could give, rise to investor dissatisfaction, settlements with stockholders, litigation or regulatory inquiries or enforcement actions. Below is a summary of certain factors that could result in conflicts of interest.
One or more of our officers and directors have responsibilities and commitments to entities other than us, including, but not limited to, Newcastle and Fortress. In addition, we do not have a policy that expressly prohibits our directors, officers, security holders or affiliates from engaging for their own account in business activities of the types conducted by us. Moreover, our certificate of incorporation provides that if any of the officers, directors or employees of Newcastle or Fortress acquire knowledge of a potential transaction that could be a corporate opportunity for us, they have no duty, to the fullest extent permitted by law, to offer such corporate opportunity to us. In the event that any of our directors and officers who is also a director, officer or employee of Newcastle or Fortress acquires knowledge of a corporate opportunity or is offered a corporate opportunity, provided that this knowledge was not acquired solely in such person’s capacity as a director or officer of us and such person acts in good faith, then such person is deemed to have fully satisfied such person’s fiduciary duties owed to us and is not liable to us, to the fullest extent permitted by law, if Newcastle or Fortress or their affiliates, pursues or acquires the corporate opportunity or if such person does not present the corporate opportunity to us. See “Risk Factors-Risks Related to Our Manager-There are conflicts of interest in our relationship with our Manager.”
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
We may compete with entities affiliated with our Manager or Fortress for certain assets that we may seek to acquire. From time to time, affiliates of Fortress may focus on investments in assets with a similar profile as our target assets. These affiliates may have meaningful purchasing capacity, which may change over time depending upon a variety of factors, including, but not limited to, available equity capital and debt financing, market conditions and cash on hand. Fortress manages two private equity funds that were primarily focused on investing in senior housing properties with approximately $1.6 billion in capital commitments in aggregate, as well as other funds with significant investments in senior housing. All of these private equity funds are outside their respective investment periods (including one that is in liquidation), although one of these funds has approximately $120 million in unfunded commitments that may be drawn for follow-on investments. Fortress private equity funds generally have a fee structure similar to the structure of the fees in our Management Agreement, but the fees actually paid will vary depending on the size, terms and performance of each fund. Consistent with well-established standard practice in the alternative asset management industry, the Chairman of our Board of Directors, Wesley Edens, has made meaningful personal investments in each of the private equity funds that Fortress manages, including the funds that own a majority of Holiday.
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

OPERATIONAL AND REGULATORY STRUCTURE
REIT Qualification
We are organized and conduct our operations to qualify as a REIT for U.S. federal income tax purposes for the taxable year ending December 31, 2015. Our qualification as a REIT depends upon our ability to meet, on a continuing basis, various complex requirements under the Internal Revenue Code (“Code”), relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels to our stockholders and the concentration of ownership of our capital stock. Commencing with our initial taxable year ending December 31, 2014, we have been organized in conformity with the requirements for qualification and taxation as a REIT under the Code and we believe that our intended manner of operation will continue to enable us to meet the requirements for qualification and taxation as a REIT.
COMPETITION
We generally compete for investments in senior housing with other market participants, such as other REITs, real estate partnerships, private equity and hedge fund investors, banks, insurance companies, finance and investment companies, government-sponsored agencies, healthcare operators, developers and other investors. Many of our anticipated competitors are significantly larger than we are, have access to greater capital and other resources and may have other advantages over us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could lead them to offer higher prices for assets that we might be interested in acquiring and cause us to lose bids for those assets. In addition, other potential purchasers of senior housing properties may be more attractive to sellers of senior housing properties if the sellers believe that these potential purchasers could obtain any necessary third party approvals and consents more easily than us.
Our property managers and tenants compete on a local and regional basis with operators of properties that provide comparable services. Operators compete for residents based on a number of factors including quality of care, reputation, physical appearance of properties, location, services offered, family preferences, staff and price. We also face competition from other healthcare facilities for residents, such as physicians and other healthcare providers that provide comparable properties and services, as well as home care options, including technology-enabled home health care options.
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
As the owner of managed properties, we are responsible for the payroll expense of property-level employees (as well as the properties’ other operating costs). The payroll expense is structured as a reimbursement to the property manager, who is the employer of record.

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
We did not operate as a separate, standalone company for the entirety of the historical periods presented in the financial information included in this Form 10-K, which has been derived from Newcastle’s historical financial statements. Therefore, the financial information in this Form 10-K does not necessarily reflect what our financial condition, results of operations or cash flows would have been had we been a separate, stand-alone public company prior to our spin-off from Newcastle. This is primarily a result of the following factors:

•	certain of the financial results in this Form 10-K do not reflect all of the expenses we will incur as a public company;

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

•	the stability in the market value of our properties;

•	the financial performance and general market perception of our property managers and tenants;

•	changes in the credit ratings on United States government debt securities or default or delay in payment by the United States of its obligations; and

•	issues facing the healthcare industry, including, but not limited to, healthcare reform and changes in government reimbursement policies.
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

We are dependent on our operators, and, as REIT, we are not able to operate our AL/MC properties.
We are not permitted to operate our AL/MC properties, and we are dependent on the property managers of our AL/MC properties and on the tenants of our Triple Net Lease Properties.
Because U.S. federal income tax laws generally restrict REITs and their subsidiaries from operating healthcare properties, we do not manage our AL/MC senior housing properties. Instead, AL/MC investments are structured to be compliant with the REIT Investment Diversification and Empowerment Act of 2007 ("RIDEA").
The RIDEA structure permits a REIT to lease properties to a taxable REIT subsidiary ("TRS") if the TRS hires an “eligible independent contractor” (“EIK”) to manage the property. Under this structure, the REIT leases healthcare properties to the TRS and receives rent while the TRS earns income from the properties’ operations, and pays a management fee to the EIK and rent to the REIT property owner.
Accordingly, our TRS has retained Holiday, Blue Harbor, JEA and Thrive to manage properties owned by us. Although we have various rights pursuant to our property management agreements, we rely upon our property managers’ personnel, expertise, technical resources and information systems, compliance procedures and programs, proprietary information, good faith and judgment to manage our senior housing operations efficiently and effectively. We also rely on our property managers to provide accurate property-level financial results for our properties in a timely manner and to otherwise operate our properties in compliance with the terms of our property management agreements and all applicable laws and regulations. We rely on Holiday, Blue Harbor, JEA and Thrive to attract and retain skilled management personnel and property level personnel who are responsible for the day-to-day operations of our properties. A failure to effectively manage property operating expense, including labor costs, or significant changes in Holiday’s, Blue Harbor’s, JEA’s or Thrive's ability to manage our properties efficiently and effectively, could adversely affect the income we receive from our properties and have a material adverse effect on us. As managers, our property managers do not lease our properties, and, therefore, we are not directly exposed to their credit risk in the same manner or to the same extent as our tenants. However, any adverse developments in Holiday’s, Blue Harbor’s, JEA’s or Thrive's business and affairs or financial condition could impair its ability to manage our properties efficiently and effectively and could have a material adverse effect on us.
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
Increases in labor costs at our properties may have a material adverse effect on our business, financial condition and results of operations.
Wages and employee benefits represent a significant part of the expense structure at our managed properties. Our AL/MC properties are particularly labor intensive. We rely on our property managers to attract and retain skilled management personnel and property level personnel who are responsible for the day-to-day operations of our properties, but, as the owner, we are responsible for the payroll expense of property-level employees (as well as the properties’ other operating costs). The payroll expense is structured as a reimbursement to the property manager, who is the employer of record.

Our property managers may be required to pay increased compensation or offer other incentives to retain key personnel and other employees. The market for qualified nurses and healthcare professionals is highly competitive. Periodic and geographic area shortages of nurses or other trained personnel may require our property managers to increase the wages and benefits offered to their employees in order to attract and retain these personnel or to hire temporary personnel, which are generally more expensive than regular employees. Employee benefits costs, including employee health insurance and workers’ compensation insurance costs, have materially increased in recent years. Increasing employee health and workers’ compensation insurance costs may materially and negatively affect the net operating income of our properties.

With respect to lesser skilled workers, our property managers may have to compete with numerous other employers, which could also place upward pressure on wages. In addition, certain States have recently increased or proposed to increase the minimum wage, which could increase our property operating expenses and adversely affect our results of operations.

We cannot assure you that labor costs at our properties will not increase or that any increase will be matched by corresponding increases in rates charged to residents. Any significant failure by our property managers to control labor costs or to pass on any such increased labor costs to residents through rate increases could have a material adverse effect on our business, financial condition and results of operations. In addition, if our tenants fail to attract and retain qualified personnel, their ability to satisfy their obligations to us could be impaired.

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
We cannot predict whether our tenants will renew their leases at the end of their lease terms, which expire at various times. If these leases are not renewed, we would be required to find other tenants to occupy those properties or sell them. There can be no assurance that we would be able to identify suitable replacement tenants or enter into leases with new tenants on terms as favorable to us as the current leases or that we would be able to lease those properties at all.
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
Various governmental authorities mandate certain physical characteristics of senior housing properties. Changes in laws and regulations relating to these matters may require significant expenditures. Our property management agreements and triple net leases generally require our operators to maintain our properties in compliance with applicable laws and regulations, and we expend resources to monitor their compliance. However, our monitoring efforts may fail to detect weaknesses in our operators’ performance on the clinical and other aspects of their duties, which could expose us to the risk of penalties, license suspension or revocation, criminal sanctions and civil litigation. Any such actions, even if ultimately dismissed or decided in our favor, could have a material adverse effect on our reputation and results of operations. In addition, our operators may neglect maintenance of our properties if they suffer financial distress. In the case of our triple net lease properties, we may agree to fund capital expenditures in return for rent increases or other concessions. Our available financial resources or those of our tenants may be insufficient to fund the expenditures required to operate our properties in accordance with applicable laws and regulations. If we fund these expenditures, our tenants’ financial resources may be insufficient to satisfy their increased rental payments to us or other incremental obligations. Failure to obtain a license or registration, or loss of a required license or registration, would prevent a property from operating in the manner intended by the property managers or tenants, which could have a material adverse effect on our property managers’ ability to generate income for us or our tenants’ ability to make rent payments to us. Any compliance issues could also make it more difficult to obtain or maintain required licenses and registrations.
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
Our tenants are subject to various financial covenants pursuant to the lease agreements, including compliance with a lease coverage ratio. Under certain leases, our tenants are permitted to post and have posted “shortfall deposits” or similar obligations to cure a failure to satisfy certain financial covenants. In addition, we may waive compliance with a lease coverage ratio on the posting of “shortfall deposits” or similar obligations. We cannot assure you that our tenants will remain in compliance with any required financial covenants or that they will have the ability or desire to use such cure provisions in the future if needed. A failure to comply with or cure a financial covenant would generally give rise to an event of a default under a lease, and such event of default could result in an event of default under the financing for the applicable property. If any of our tenants are not able to satisfy their obligations to us, we would be entitled, among other remedies, to use any funds of such tenants then held by us and to seek recourse against the guarantor under its guaranty of the applicable master lease. Such guaranty includes certain financial covenants of the guarantor, including maintaining a minimum net worth, a minimum fixed charge coverage ratio ranging between 1.05 and 1.20 and a maximum leverage ratio. There can be no assurance that a guarantor will have the resources necessary to satisfy its obligations to us under its guaranty of a master lease in the event that a tenant fails to satisfy its lease obligations to us in full, which could have a material adverse effect on us.
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
The healthcare industry is also highly competitive, and our operators may encounter increased competition for residents and patients, including with respect to the scope and quality of care and services provided, reputation and financial condition, physical appearance of the properties, price and location. The operations of our RIDEA AL/MC properties and our IL-only properties depend on the competiveness and financial viability of the properties. If our managers are unable to successfully compete with other operators and managers by maintaining profitable occupancy and rate levels, their ability to generate income for us may be materially adversely affected. The operations of our triple net lease tenants also depend upon their ability to successfully compete with other operators and managers. If our tenants are unable to successfully compete, their ability to fulfill their obligations to us, including the ability to make rent payments to us, may be materially adversely affected. Future changes in government regulation may adversely affect the healthcare industry, including our senior housing properties and healthcare operations, property managers and tenants, and our property managers and tenants may not achieve and maintain occupancy and rate levels that will enable them to satisfy their obligations to us. Any adverse changes in the regulation of the healthcare industry or the competitiveness of our property managers and tenants could have a more pronounced effect on us than if we had investments outside the senior housing and healthcare industries.

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
Under federal and state environmental laws and regulations, a current or former owner of real property may be liable for costs related to the investigation, removal and remediation of hazardous or toxic substances or petroleum that are released from or are present at or under, or that are disposed of in connection with such property. Owners of real property may also face other environmental liabilities, including government fines and penalties imposed by regulatory authorities and damages for injuries to persons, property or natural resources. Environmental laws and regulations often impose liability without regard to whether the owner was aware of, or was responsible for, the presence, release or disposal of hazardous or toxic substances or petroleum. In certain circumstances, environmental liability may result from the activities of a current or former operator of the property. Although we are generally indemnified by our property managers and tenants of our properties for contamination caused by them, these indemnities may not adequately cover all environmental costs.
All of our revenue is attributable to properties managed or leased by a small group of operators.
As of December 31, 2015, our Managed Properties were managed by Blue Harbor, Holiday, JEA or Thrive. Our property managers do not lease our properties and, therefore, we are not directly exposed to their credit risk in the same manner or to the same extent as a triple net lease tenant. However, we rely on our property managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our senior housing operations efficiently and effectively. We also rely on our property managers to set appropriate resident fees and to otherwise operate our senior housing communities in compliance with the terms of our property management agreements and all applicable laws and regulations. Although we have various rights as the property owner under our property management agreements, including various rights to set budget guidelines and to terminate and exercise remedies under those agreements as provided therein, any failure, inability or unwillingness on the part of our property managers to satisfy their respective obligations under those agreements, to efficiently and effectively manage our properties or to provide timely and accurate accounting information with respect thereto, could have a material adverse effect on us.
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
As of December 31, 2015, approximately 18.2% and 15.5% of the beds in our senior housing portfolios were located in Florida and Texas, respectively. In addition, as of December 31, 2015, total revenue for our Managed Properties segment and our Triple Net Lease Properties segment derived from our properties in Florida and Texas was 20.9% and 13.5%, respectively. As a result of this concentration, a material portion of our portfolios are significantly exposed to the effects of economic and real estate conditions in those particular markets, such as the supply of competing properties, home prices, income levels, the financial condition of our tenants, and general levels of employment and economic activity, which may be adversely affected by the recent decline in oil prices. To the extent that weak economic or real estate conditions affect Florida or Texas more severely than other areas of the country, our financial performance could be negatively impacted. Some or all of these properties could be affected if these regions experience severe weather or natural disasters; delays in obtaining regulatory approvals; delays or decreases in the availability of personnel or services; and/or changes in the regulatory, political or fiscal environment.

We and our operators rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.
We and our operators rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information and to manage or support a variety of our business processes, including financial transactions and maintenance of records, which may include personal identifying information of the residents at our properties. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing this confidential information, such as individually identifiable information relating to financial accounts. Although we and our operators have taken steps to protect the security of the data maintained in our information systems, it is possible that such security measures will not be able to prevent the systems’ improper functioning, or the improper disclosure of personally identifiable information such as in the event of cyber-attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could materially and adversely affect our business, financial condition and results of operations.
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
As has been widely publicized, the SEC, the Financial Accounting Standards Board (“FASB”) and other regulatory bodies that establish the accounting rules applicable to us have recently proposed or enacted a wide array of changes to accounting rules. Moreover, in the future these regulators may propose additional changes that we do not currently anticipate. Changes to accounting rules that apply to us could significantly impact our business or our reported financial performance in negative ways that we cannot predict or protect against. We cannot predict whether any changes to current accounting rules will occur or what impact any codified changes will have on our business, results of operations, liquidity or financial condition.

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
Our Management Agreement with our Manager was not negotiated between unaffiliated parties, and its terms, including fees payable, although approved by the independent directors of Newcastle as fair, may not be as favorable to us as if they had been negotiated with an unaffiliated third party.
There are conflicts of interest inherent in our relationship with our Manager insofar as our Manager and its affiliates—including investment funds, private investment funds, or businesses managed by our Manager—invest in senior housing properties and whose investment objectives overlap with our investment objectives. Certain investments appropriate for us may also be appropriate for one or more of these other investment vehicles. Certain members of our board of directors and employees of our Manager who are our officers also serve as officers and/or directors of Fortress and these other entities. Although we have the same Manager, we may compete with entities affiliated with our Manager or Fortress for certain target assets.  Fortress has raised two funds primarily focused on investing in senior housing properties. The first, raised in 2006 with $650 million in commitments at closing had its final liquidation in December 2014. The second, also raised in 2006, had $1.6 billion in capital commitments as of December 31, 2015 and is in the process of selling its investments, including its investments in Holiday. Certain of Fortress’s other funds also hold significant  investments in senior housing. All of these funds are outside their respective investment periods, although one of these funds has approximately $120 million in unfunded commitments, which may be drawn for follow-on investments. Fortress funds generally have a fee structure similar to ours, but the fees actually paid will vary depending on the size, terms and performance of each fund.  From time to time, affiliates of Fortress focus on investments in assets with a similar profile as our target assets that we may seek to acquire.  These affiliates may have meaningful purchasing capacity, which may change over time depending upon a variety of factors, including, but not limited to, available equity capital and debt financing, market conditions and cash on hand. Fortress had approximately $70.5 billion of assets under management as of December 31, 2015. In addition, with respect to funds in the process of selling investments, our Manager may be incentivized to regard the sale of such assets to New Senior positively, particularly if a sale to an unrelated third party would result in a loss of fees to our Manager.
Our Management Agreement with our Manager generally does not limit or restrict our Manager or its affiliates from engaging in any business or managing other pooled investment vehicles that invest in investments that meet our investment objectives. Our Manager may engage in additional investment opportunities related to senior housing in the future, which may cause our Manager to compete with us for investments or result in a change in our current investment strategy. In addition, our certificate of incorporation provides that if Fortress or an affiliate or any of their officers, directors or employees acquire knowledge of a potential transaction that could be a corporate opportunity, they have no duty, to the fullest extent permitted by law, to offer such corporate opportunity to us, our stockholders or our affiliates. In the event that any of our directors and officers who is also a director, officer or employee of Fortress or its affiliates acquires knowledge of a corporate opportunity or is offered a corporate opportunity, provided that this knowledge was not acquired solely in such person’s capacity as a director or officer of ours and such person acts in good faith, then to the fullest extent permitted by law such person is deemed to have fully satisfied such person’s fiduciary duties owed to us and is not liable to us if Fortress or its affiliates pursues or acquires the corporate opportunity or if such person did not present the corporate opportunity to us.
The ability of our Manager and its officers and employees to engage in other business activities, subject to the terms of our Management Agreement with our Manager, may reduce the amount of time our Manager, its officers or other employees spend managing us. In addition, we may engage (subject to our investment guidelines) in material transactions with our Manager or another entity managed by our Manager or one of its affiliates, such as our acquisitions of sizeable portfolios of assets from Holiday, which may present an actual, potential or perceived conflict of interest. Actual, potential or perceived conflicts have given, and in the future could give, rise to investor dissatisfaction, settlements with stockholders, litigation or regulatory inquiries or enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential, actual or perceived conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest could have a material adverse effect on our reputation, which could materially adversely affect our business in a number of ways, including causing an inability to raise additional funds, a reluctance of counterparties to do business with us, a decrease in the prices of our equity securities and a resulting increased risk of litigation and regulatory enforcement actions.

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

We are organized and conduct our operations to qualify as a REIT for U.S. federal income tax purposes. Our ability to satisfy the REIT asset tests depends upon our analysis of the fair market values of our assets, some of which are not susceptible to a precise determination, and for which we do not obtain independent appraisals. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Moreover, the proper classification of one or more of our investments may be uncertain in some circumstances, which could affect the application of the REIT qualification requirements. Accordingly, there can be no assurance that the Internal Revenue Service (“IRS”) will not contend that our investments violate the REIT requirements.

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
In order for us to maintain our qualification as a REIT under the Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year after our first taxable year. Our certificate of incorporation, with certain exceptions, authorizes our board of directors to take the actions that are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, no person may own more than 9.8% of the aggregate value of our outstanding capital stock, treating classes and series of our stock in the aggregate. Our board of directors may grant an exemption in its sole discretion, subject to such conditions, representations and undertakings as it may determine in its sole discretion. These ownership limits could delay or prevent a transaction or a change in our control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.
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
ITEM 3. LEGAL PROCEEDINGS
We are and may become involved in legal proceedings, including regulatory investigations and inquiries, in the ordinary course of our business. Although we are unable to predict with certainty the eventual outcome of any litigation, regulatory investigation or inquiry, in the opinion of management, we do not expect our current and any threatened legal proceedings to have a material adverse effect on our financial position or results of operations. Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material adverse effect on our financial results.
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

	Period Ending
Index	11/07/14	12/31/14	03/31/15	06/30/15	09/30/15	12/31/15
New Senior Investment Group Inc.	100.00	86.42	87.37	72.44	56.67	54.93
S&P 500 Index	100.00	101.64	102.61	102.90	96.27	103.05
MSCI US REIT Index	100.00	104.12	109.06	97.67	99.69	106.74
SNL US REIT Healthcare Index	100.00	104.84	108.13	92.69	94.75	97.21

We have one class of common stock which trades on the NYSE under the trading symbol “SNR.” A “when-issued” trading market for our common stock on the NYSE began on October 27, 2014 and “regular-way” trading of our common stock began on November 7, 2014. Prior to October 27, 2014, there was no public market for our common stock. The following tables set forth, for the periods indicated, the high, low and last sale prices on the NYSE for our common stock and the distributions we declared with respect to the periods indicated.

2015	High	Low	Last Sale	Distributions Declared
First Quarter	$17.65	$16.25	$16.63	$—
Second Quarter	16.72	13.24	13.37	0.49
Third Quarter	13.75	9.95	10.46	—
Fourth Quarter	$11.53	$8.68	$9.86	$0.26

2014	High	Low	Last Sale	Distributions Declared
Fourth Quarter (A)	$19.30	$16.45	$16.45	$0.23

(A)	On November 6, 2014, we completed our spin-off from Newcastle. The November 7, 2014 closing price of our common stock on the NYSE was $19.30.
We may declare quarterly distributions on our common stock. No assurance, however, can be given that any future distributions will be made or, if made, as to the amounts or timing of any future distributions as such distributions are subject to our earnings, financial condition, liquidity, capital requirements, REIT requirements and such other factors as our board of directors deems relevant.
On December 31, 2015, the closing sale price for our common stock, as reported on the NYSE, was $9.86. As of December 31, 2015, there were approximately 35 record holders of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.
Share Repurchase Program

On December 1, 2015, our board of directors authorized the repurchase of up to $100.0 million of our common stock ("Share Repurchase Program") over the next 12 months. Subsequently, on December 17, 2015, our board of directors authorized us to commence a modified “Dutch auction” self-tender offer ("Tender Offer") to repurchase up to $30.0 million in cash of shares of our common stock to upsize the original repurchase authorization to an aggregate of $130.0 million. On January 19, 2016, the Tender Offer expired, and we subsequently incurred approximately $30.8 million, including transaction costs, to repurchase shares of our common stock. See Note 17 to the Consolidated Financial Statements for further information related to the Tender Offer. Under the Share Repurchase Program, we may purchase our shares from time to time in the open market or in privately negotiated transactions. During December 2015, we repurchased 1,112,000 shares at an average price of $9.22 per share for a total cost, including transaction costs, of $10.3 million. The shares were subsequently retired.

Manager Employee Option Exercises

On July 16, 2015 and November 6, 2015, former and current employees of the Manager exercised options in respect of 12,499 and 162,492 shares, respectively, of our common stock. In each case, the exercise of the options was accomplished pursuant to a cashless exercise, whereby the option holders surrendered 7,864 and 137,081 shares, respectively, of common stock based on the closing market prices on July 16, 2015 and November 5, 2015, which were $13.40 and $9.99 per share, respectively, to cover the per share exercise price of the options. The options had a weighted average exercise price of $8.43 per share.

We offered and sold all the shares of common stock described above in reliance upon Section 4(a)(2) of the Securities Act of 1933 for offerings not involving a public offering. At the time of the option holder’s investment decisions, the option holder was knowledgeable about us and our prospects, was a highly sophisticated professional who was able to understand the merits and risks of the investment decision, was an accredited investor, and the transaction involved did not involve any public offering.

Set forth below is information regarding our stock repurchases during the three months ended December 31, 2015:

Period	Total Number of Shares (or Units) Purchased (#)	Average Price Paid per Share (or Unit) ($)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (#)	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs ($)
October 1 - October 31, 2015	—	$—	—	$—
November 1 - November 30, 2015	25,411	9.99	—	—
December 1 - December 31, 2015	1,112,000	9.22	1,112,000	89,747,360
Total	1,137,411	$9.24	1,112,000	$89,747,360

Nonqualified Stock Option and Incentive Award Plan

The Plan provides for the grant of equity-based awards including restricted stock, stock options, stock appreciation rights, performance awards, tandem awards and other equity-based and non-equity based awards, in each case to the Manager, and to the directors, officers, employees, service providers, consultants and advisors of the Manager who perform services for New Senior and to New Senior’s directors, officers, service providers, consultants and advisors. See Note 13 to the Consolidated Financial Statements for information related to our Nonqualified Stock Option and Incentive Award Plan.
The following table summarizes the total number of outstanding securities in the Plan and the number of securities remaining for future issuance, as well as the weighted average strike price of all outstanding securities as of December 31, 2015.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (A)	Weighted Average Strike Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under the Plan (B)
Equity compensation plans approved by security holders:
Nonqualified stock option and incentive award plan	2,031,409	$13.78	27,967,221
Total approved	2,031,409	$13.78	27,967,221

(A)
The number of securities to be issued upon exercise of outstanding options does not include 5,500,599 options that were converted into New Senior options at the spin-off. The options in the table include 2,011,409 options granted to the Manager in connection with the public equity offering in June 2015 and 20,000 options granted to our non-employee directors in 2014. See Note 13 to the Consolidated Financial Statements for additional information.

(B)
No awards shall be granted on or after November 6, 2024 (but awards granted may extend beyond this date). The number of securities remaining available for future issuance is net of an aggregate of 1,370 shares of our common stock issued to a director as compensation.

Equity Compensation Plans Not Approved by Security Holders
None.

ITEM 6. SELECTED FINANCIAL DATA

The Company’s initial acquisition of senior care facilities on July 18, 2012 was accounted for as a business combination which gave rise to a new basis of accounting. Activities prior to and including July 17, 2012 are referred to as the “Predecessor” period and are prepared on a combined basis. Activities on and after July 18, 2012 are referred to as the “Successor” period and are prepared on a consolidated basis. The financial data as of and for the years ended December 31, 2015, 2014 and 2013 has been derived from our audited financial statements for those dates included elsewhere in this Form 10-K. The financial data for the period from July 18, 2012 to December 31, 2012 and the period from January 1, 2012 to July 17, 2012 has been derived from our audited financial statements that are not included in this Form 10-K. The financial data as of December 31, 2012 and the financial data as of and for the year ended December 31, 2011 has been derived from our historical Consolidated and Combined Financial Statements that are not included in this Form 10-K. The selected financial data provided below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical Consolidated and Combined Financial Statements and related notes.

We applied acquisition accounting as of July 18, 2012 in connection with the acquisition of the initial portfolio of senior housing properties by Newcastle. As a result, the financial data for the Successor periods is not comparable to that of our Predecessor.

Operating results for the periods presented are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2016 or for any future period. The data should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included herein.

Operating Data

(dollars in thousands, except share data)	Successor				Predecessor
	Year Ended December 31,			Period from July 18, 2012 to December 31, 2012	Period from January 1, 2012 to July 17, 2012	Year Ended December 31, 2011
	2015	2014	2013
Revenues
Resident fees and services	$277,324	$156,993	$83,218	$18,000	$19,680	$36,419
Rental revenue	111,154	97,992	1,918	—	—	—
Total revenues	388,478	254,985	85,136	18,000	19,680	36,419
Expenses
Property operating expense	189,543	112,242	59,726	13,011	13,778	25,512
Depreciation and amortization	160,318	103,279	26,933	5,784	1,203	2,418
Interest expense	75,021	57,026	10,589	1,767	2,534	—
Acquisition, transaction, and integration expense	13,444	14,295	13,294	6,037	—	4,699
Management fee to affiliate	14,279	8,470	1,796	464	—	—
General and administrative expense	15,233	7,416	2,188	274	20	16
Loss on extinguishment of debt	5,091	—	—	—	—	—
Other expense (income)	1,629	(1,500)	—	—	—	—
Total expenses	$474,558	$301,228	$114,526	$27,337	$17,535	$32,645

(Loss) Income Before Income Taxes	(86,080)	(46,243)	(29,390)	(9,337)	2,145	3,774
Income tax (benefit) expense	(3,655)	160	656	150	—	—
Net (Loss) Income	$(82,425)	$(46,403)	$(30,046)	$(9,487)	$2,145	$3,774

(Loss) income per share of common stock, basis and diluted	$(1.08)	$(0.70)	$(0.45)	$(0.14)	$0.03	$0.06

Weighted average number of shares of common stock outstanding, basic and diluted	76,601,161	66,400,914	66,399,857	66,399,857	66,399,857	66,399,857

Dividends declared per share of common stock	$0.75	$0.23	$—	$—	$—	$—

Cash Flow Data

(dollars in thousands)	Successor				Predecessor
	Year Ended December 31,			Period from July 18, 2012 to December 31, 2012	Period from January 1, 2012 to July 17, 2012	Year Ended December 31, 2011
	2015	2014	2013
Net cash provided by (used in):
Operating activities	$69,502	$46,611	$42,532	$(1,486)	$3,076	$6,973
Investing activities	(1,277,278)	(331,858)	(1,253,174)	(44,411)	(251)	(1,092)
Financing activities	$1,098,280	$481,231	$1,231,315	$55,617	$(2,955)	$(6,331)

Balance Sheet Data

(dollars in thousands)	Successor				Predecessor
	December 31,				December 31, 2011
	2015	2014	2013	2012
Total assets	$3,017,459	$1,966,159	$1,507,616	$194,080	$46,124
Total mortgage notes payable, net	2,151,317	1,223,224	1,035,193	118,275	69,810
Total liabilities	2,250,134	1,317,623	1,099,781	124,376	73,309
Total equity	$767,325	$648,536	$407,835	$69,704	$(27,185)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand the results of operations and financial condition of New Senior. The following should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 8 within this Annual Report on Form 10-K. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those included in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K.

OVERVIEW

Our Business

We are a REIT primarily focused on investing in private pay senior housing properties. We have been investing in senior housing since 2012 and, as of December 31, 2015, own a diversified portfolio of 154 primarily private pay senior housing properties located across 37 states. We are listed on the NYSE under the symbol “SNR” and are headquartered in New York, New York.

We conduct our business through two reportable segments: Managed Properties and Triple Net Lease Properties. See our Consolidated Financial Statements and the related notes, including Note 1 included in Part II, Item 8 of this Annual Report on Form 10-K.

We are externally managed by the Manager and advised by Fortress on various aspects of our business and our operations, subject to the supervision of our board of directors. For its services, the Manager is entitled to an annual management fee and incentive compensation, both as defined in, and in accordance with the terms of, the Management Agreement.

Acquisitions

For a discussion of acquisitions made in the current year, see Part I, Item 1 - “Business—Acquired Properties” of this Annual Report on Form 10-K.

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

We completed six acquisitions of senior housing portfolios comprised of 54 properties during the year ended December 31, 2015. Our senior housing acquisitions have been financed with a combination of fixed and floating rate debt and cash on hand.

We aim to generate growth in property-level net operating income by implementing operational and structural efficiencies, where possible.

Market factors that could affect our investment strategy and returns include, but are not limited to: (i) the potential for increased interest rates, which would increase the cost of our floating rate financing and negatively impact our investment returns, (ii) increased competition from other buyers of senior housing assets, which we have experienced recently and which has hampered our ability to source attractive investment opportunities, and (iii) increased construction of senior housing facilities, which could impair our ability to increase rents and thereby limit growth in property-level net operating income.

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

Segment Overview

We evaluate our business operations and allocate resources based on two segments: (i) Managed Properties and (ii) Triple Net Lease Properties. Under our Managed Properties segment, we operate 96 properties under property management agreements with the Property Managers. Under our Triple Net Lease Properties segment, we lease 58 of our properties under four triple net master leases.

We evaluate performance of these reportable business segments based on segment net operating income (“NOI”). We consider NOI as an important supplemental measure used to evaluate the operating performance of our segments because it allows investors, analysts and our management to assess our unleveraged property-level operating results and to compare our operating results between periods and to the operating results of other real estate companies on a consistent basis. We define NOI as total revenue less property operating expense.

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

Year ended December 31, 2015 compared to the year ended December 31, 2014

The following table sets forth our historical results of operations derived from our audited Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K.

(dollars in thousands)	Year Ended December 31,		Increase (Decrease)
	2015	2014	Amount	Percentage
Revenues
Resident fees and services	$277,324	$156,993	$120,331	76.6%
Rental revenue	111,154	97,992	13,162	13.4%
Total revenues	388,478	254,985	133,493	52.4%

Expenses
Property operating expense	189,543	112,242	77,301	68.9%
Depreciation and amortization	160,318	103,279	57,039	55.2%
Interest expense	75,021	57,026	17,995	31.6%
Acquisition, transaction and integration expense	13,444	14,295	(851)	(6.0)%
Management fee to affiliate	14,279	8,470	5,809	68.6%
General and administrative expense	15,233	7,416	7,817	105.4%
Loss on extinguishment of debt	5,091	—	5,091	NM
Other expense (income)	1,629	(1,500)	3,129	NM
Total expenses	$474,558	$301,228	$173,330	57.5%

Loss before income taxes	(86,080)	(46,243)	(39,837)	86.1%
Income tax (benefit) expense	(3,655)	160	(3,815)	NM
Net loss	$(82,425)	$(46,403)	$(36,022)	77.6%
_______________
NM – Not meaningful

The following table provides a comparison of the results of operations of our segments:

(dollars in thousands)	Year Ended December 31,		Increase (Decrease)
	2015	2014	Amount	Percentage
Managed Properties
Resident fees and services	$277,324	$156,993	$120,331	76.6%
Property operating expense	189,543	112,242	77,301	68.9%
Segment NOI for Managed Properties	87,781	44,751	43,030	96.2%

Triple Net Lease Properties
Rental revenue	111,154	97,992	13,162	13.4%
Segment NOI for Triple Net Lease Properties	$111,154	$97,992	$13,162	13.4%

The following table provides a reconciliation of our segment NOI to net loss, and compares the results of operations for the respective periods:

(dollars in thousands)	Year Ended December 31,		Increase (Decrease)
	2015	2014	Amount	Percentage
Total revenue	$388,478	$254,985	$133,493	52.4%

Segment NOI for Managed Properties	87,781	44,751	43,030	96.2%
Segment NOI for Triple Net Lease Properties	111,154	97,992	13,162	13.4%
Total Segment NOI	198,935	142,743	56,192	39.4%
Expenses
Depreciation and amortization	160,318	103,279	57,039	55.2%
Interest expense	75,021	57,026	17,995	31.6%
Acquisition, transaction and integration expense	13,444	14,295	(851)	(6.0)%
Management fee to affiliate	14,279	8,470	5,809	68.6%
General and administrative expense	15,233	7,416	7,817	105.4%
Loss on extinguishment of debt	5,091	—	5,091	NM
Other expense (income)	1,629	(1,500)	3,129	NM
Income tax (benefit) expense	(3,655)	160	(3,815)	NM
Net loss	$(82,425)	$(46,403)	$(36,022)	77.6%
_______________
NM – Not meaningful

Managed Properties

During 2015, we acquired 53 senior housing properties in five different portfolios bringing the total number of Managed Properties to 96 as of December 31, 2015. We accounted for each acquisition under the acquisition method, whereby all assets acquired and liabilities assumed are recognized at their acquisition-date fair value with acquisition-related costs being expensed as incurred. The results of operations from the acquisitions are reflected in our Consolidated Financial Statements from the date of respective acquisition.

	As of and for the year ended December 31,
	2015	2014
Total properties	96	43
Total beds	11,544	5,362
Average occupancy rate	86.6%	83.5%

Same store information, as used herein, is defined as information for the 33 properties owned for the entirety of the comparable periods. The following table presents Same Store Segment NOI, Segment NOI for non-Same Store properties and Total Segment NOI:

(dollars in thousands)	Year Ended December 31,		Increase (Decrease)
	2015	2014	Amount	Percentage
Resident fees and services	$147,664	$140,667	$6,997	5.0%
Property operating expense	106,789	100,579	6,210	6.2%
Same Store Segment NOI	40,875	40,088	787	2.0%
Segment NOI for non-Same Store properties	46,906	4,663	42,243	NM
Total Segment NOI	$87,781	$44,751	$43,030	96.2%
_______________
NM – Not meaningful

Resident fees and services

Resident fees and services represent residents’ monthly rental and care fees. Revenue from resident fees and services increased by $120.3 million to $277.3 million for the year ended December 31, 2015 from $157.0 million for the year ended December 31, 2014. For the year ended December 31, 2015, resident fees and services include revenues derived from the additional 53 properties that were acquired after December 31, 2014. This series of acquisitions increased the total number of beds by 6,182 to bring the total bed count to 11,544 as of December 31, 2015. Average occupancy rates for the years ended December 31, 2015 and 2014 were 86.6% and 83.5%, respectively.

Same store resident fees and services increased by $7.0 million to $147.7 million for the year ended December 31, 2015 from $140.7 million for the year ended December 31, 2014. This increase was driven by an increase in rental rates and an increase of 0.9% in average occupancy rates on a same store basis from 83.1% as of December 31, 2014 to 84.0% as of December 31, 2015.

Property operating expense

Property operating expense increased by $77.3 million to $189.5 million for the year ended December 31, 2015 from $112.2 million for the year ended December 31, 2014. The increase was primarily due to increases in labor, property management fees, utilities, food and property taxes as a result of the additional properties that were acquired after December 31, 2014. Property operating expense as a percent of segment revenues decreased to 68.3% from 71.5% for the years ended December 31, 2015 and 2014, respectively.

Property operating expense includes property management fee and travel reimbursements paid to Property Managers of $17.0 million and $9.7 million for the years ended December 31, 2015 and 2014, respectively.

Same store property operating expense increased by $6.2 million to $106.8 million from $100.6 million for the years ended December 31, 2015 and 2014, respectively, primarily due to an increase in average occupancy rates and an increase in labor and other costs.

Segment NOI for Managed Properties

Segment NOI increased by $43.0 million to $87.8 million for the year ended December 31, 2015 from $44.8 million for the year ended December 31, 2014, or as a percent of resident fees and services, was 31.7% and 28.5%, respectively. The increase in segment NOI primarily reflects the impact of the additional properties that were acquired after December 31, 2014.

Same store Segment NOI increased by $0.8 million to $40.9 million for the year ended December 31, 2015 from $40.1 million for the year ended December 31, 2014, primarily due to an increase in average occupancy rates.

Triple Net Lease Properties

Rental revenue and Segment NOI for Triple Net Lease Properties

Segment NOI was $111.2 million and $98.0 million for the years ended December 31, 2015 and 2014, respectively. The increase was due to the acquisitions of the LCS portfolio in the second quarter of 2014 and Watermark in the second quarter of 2015. As a percentage of rental revenue, segment NOI was 100% of revenue for each fiscal year as the lessee operates the property and bears the related costs, including repairs, maintenance, capital expenditures, utilities, taxes, insurance and the payroll expense of property-level employees.

Expenses

Depreciation and amortization

Depreciation and amortization expense increased by $57.0 million to $160.3 million for the year ended December 31, 2015 from $103.3 million for the year ended December 31, 2014. The increase primarily reflects the impact of the additional properties that were acquired after December 31, 2014.

Interest expense

Interest expense increased by $18.0 million to $75.0 million for the year ended December 31, 2015 from $57.0 million for the year ended December 31, 2014. We incurred an additional $1,248.3 million in debt since December 31, 2014 and repaid $320.1 million of mortgage notes payable. The net increase in mortgage notes payable, related to the additional properties that were acquired after December 31, 2014, resulted in increased interest expense.

The weighted average effective interest rate for the years ended December 31, 2015 and 2014 was 4.20% and 5.00%, respectively. The period-over-period decrease primarily relates to the refinancing of $297.0 million of mortgage loans in March 2015.

Acquisition, transaction and integration expense

Acquisition, transaction and integration expense decreased by $0.9 million to $13.4 million for the year ended December 31, 2015 from $14.3 million for the year ended December 31, 2014. The decrease primarily reflects a decrease in spin-off related costs, partially offset by an increase in acquisition-related costs. Acquisition, transaction and integration expense includes $9.3 million of spin-off related costs for the year ended December 31, 2014.

Management fee to affiliate

Management fee to affiliate expense increased by $5.8 million to $14.3 million for the year ended December 31, 2015 from $8.5 million for the year ended December 31, 2014. The increase is primarily attributable to the equity offering in June 2015.

Pursuant to the management agreement with our Manager, we pay a base management fee equal to 1.5% per annum of our gross equity, which is generally the equity invested by Newcastle as of the distribution date, plus the aggregate offering price from stock offerings, less capital distributions (calculated without regard to depreciation and amortization) and repurchases of common stock. The Manager is also eligible to receive, on a quarterly basis, incentive compensation, to the extent that the performance threshold specified in the management agreement is satisfied. Prior to our spin-off from Newcastle, we were allocated a portion of the base management fee payable by Newcastle pursuant to its management agreement with our Manager.

General and administrative expense

General and administrative expense increased by $7.8 million to $15.2 million for the year ended December 31, 2015 from $7.4 million for the year ended December 31, 2014. The increase was primarily driven by the reimbursement to the Manager for costs incurred for tasks and other services performed by the Manager under the Management Agreement, an increase in costs associated with becoming a standalone public company and an increase in franchise taxes due to the additional properties acquired after December 31, 2014.

Loss on extinguishment of debt

During the year ended December 31, 2015, we refinanced mortgage loans of $297.0 million at a lower interest rate and recognized a loss on extinguishment of debt of $5.1 million.

Other expense (income)

Other expense was $1.6 million for the year ended December 31, 2015 which primarily reflects the change in the fair value of our interest rate caps and restructuring costs related to the relocation of the Plano, Texas office. Other income was $1.5 million for the year ended December 31, 2014 which reflects a fair value adjustment to the contingent consideration attributable to a portfolio of senior housing facilities in 2013.

Income tax (benefit) expense

We are organized and conduct our operations to qualify as a REIT under the requirements of the Code. However, certain of our activities are conducted through our TRS and therefore are subject to federal and state income taxes. During the years ended December 31, 2015 and 2014, our TRS recorded approximately $3.7 million in income tax benefit and $0.2 million in income tax expense, respectively. Results of operations for 2015 include $2.2 million in out of period adjustments which primarily relate to a $2.2 million tax benefit recognized in the fourth quarter for deferred tax assets originating in our TRS which should have been recognized in prior years. We do not believe these out of period adjustments are material to our financial position or results of operations for any prior periods, nor to the year ended December 31, 2015.

Year ended December 31, 2014 compared to the year ended December 31, 2013

The following table sets forth our historical results of operations derived from our audited Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K.

(dollars in thousands)	Year Ended December 31,		Increase (Decrease)
	2014	2013	Amount	Percentage
Revenues
Resident fees and services	$156,993	$83,218	$73,775	88.7%
Rental revenue	97,992	1,918	96,074	NM
Total revenues	254,985	85,136	169,849	NM

Expenses
Property operating expense	112,242	59,726	52,516	87.9%
Depreciation and amortization	103,279	26,933	76,346	NM
Interest expense	57,026	10,589	46,437	NM
Acquisition, transaction and integration expense	14,295	13,294	1,001	7.5%
Management fee to affiliate	8,470	1,796	6,674	NM
General and administrative expense	7,416	2,188	5,228	NM
Other expense (income)	(1,500)	—	(1,500)	NM
Total expenses	$301,228	$114,526	$186,702	NM

Loss before income taxes	(46,243)	(29,390)	(16,853)	57.3%
Income tax expense	160	656	(496)	(75.6)%
Net loss	$(46,403)	$(30,046)	$(16,357)	54.4%
_______________
NM – Not meaningful

The operating results shown above include both the Managed Properties and Triple Net Lease Properties segments. Our initial Triple Net Lease Properties were acquired in December 2013. As these properties were acquired in December 2013, they had a negligible impact on operating results for the year ended December 31, 2013. A significant portion of the changes in revenues and expenses between the years ended December 31, 2014 and 2013 are a direct result of owning the 51 Triple Net Lease Properties that were acquired in December 2013 for the full year ended December 31, 2014.

The following table provides a comparison of the results of operations of our segments:

(dollars in thousands)	Year Ended December 31,		Increase (Decrease)
	2014	2013	Amount	Percentage
Managed Properties
Resident fees and services	$156,993	$83,218	$73,775	88.7%
Property operating expense	112,242	59,726	52,516	87.9%
Segment NOI for Managed Properties	44,751	23,492	21,259	90.5%

Triple Net Lease Properties
Rental revenue	97,992	1,918	96,074	NM
Segment NOI for Triple Net Lease Properties	$97,992	$1,918	$96,074	NM
_______________
NM – Not meaningful

The following table provides a reconciliation of our segment NOI to net loss, and compares the results of operations for the respective periods:

(dollars in thousands)	Year Ended December 31,		Increase (Decrease)
	2014	2013	Amount	Percentage
Total revenue	$254,985	$85,136	$169,849	NM

Segment NOI for Managed Properties	44,751	23,492	21,259	90.5%
Segment NOI for Triple Net Lease Properties	97,992	1,918	96,074	NM
Total Segment NOI	142,743	25,410	117,333	NM
Expenses
Depreciation and amortization	103,279	26,933	76,346	NM
Interest expense	57,026	10,589	46,437	NM
Acquisition, transaction and integration expense	14,295	13,294	1,001	7.5%
Management fee to affiliate	8,470	1,796	6,674	NM
General and administrative expense	7,416	2,188	5,228	NM
Other expense (income)	(1,500)	—	(1,500)	NM
Income tax expense	160	656	(496)	(75.6)%
Net loss	$(46,403)	$(30,046)	$(16,357)	54.4%
_______________
NM – Not meaningful

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

	As of and for the year ended December 31,
	2014	2013
Total properties	43	33
Total beds	5,362	4,453
Average occupancy rate	83.5%	82.5%

Resident fees and services

Resident fees and services represent residents’ monthly rental and care fees. Revenue from resident fees and services increased by $73.8 million to $157.0 million for the year ended December 31, 2014 from $83.2 million for the year ended December 31, 2013. For the year ended December 31, 2014, resident fees and services include revenues derived from the additional 10 properties that were acquired after December 31, 2013. This series of acquisitions increased the total number of beds by 909, and brought the total bed count to 5,362 as of December 31, 2014. Average occupancy rates for the years ended December 31, 2014 and 2013 were 83.5% and 82.5%, respectively.

Property operating expense

Property operating expense increased by $52.5 million to $112.2 million for the year ended December 31, 2014 from $59.7 million for the year ended December 31, 2013. The increase was primarily due to increases in labor, food, utilities, marketing and other costs as a result of the additional properties that were acquired after December 31, 2013. Property operating expense as a percentage of segment revenues decreased to 71.5% from 71.8% for the years ended December 31, 2014 and 2013, respectively.

Property operating expense includes property management fees and travel reimbursements paid to property managers of $9.7 million and $5.2 million for the years ended December 31, 2014 and 2013, respectively.

Segment NOI for Managed Properties

Segment NOI increased by $21.3 million to $44.8 million for the year ended December 31, 2014 from $23.5 million for the year ended December 31, 2013, or as a percent of resident fees and services, was 28.5% and 28.2%, respectively. The increase in segment NOI primarily reflects the impact of the additional properties that were acquired after December 31, 2013.

Triple Net Lease Properties

Rental revenue and Segment NOI for Triple Net Lease Properties

Segment NOI was $98.0 million and $1.9 million for the years ended December 31, 2014 and 2013, respectively. The Holiday Portfolios, our initial Triple Net Lease Properties, were acquired in December 2013. Therefore, a significant portion of the increase in revenues between the years ended December 31, 2014 and 2013 is directly related to the 51 Triple Net Lease Properties that were acquired in December 2013. As a percentage of rental revenue, segment NOI was 100% of revenue for each fiscal year as the lessee operates the property and bears the related costs, including repairs, maintenance, capital expenditures, utilities, taxes, insurance and the payroll expense of property-level employees.

Expenses

Depreciation and amortization

Depreciation and amortization expense increased by $76.3 million to $103.3 million for the year ended December 31, 2014 from $26.9 million for the year ended December 31, 2013. The increase primarily reflects the impact of the Holiday Portfolios acquisition in December 2013 and the additional properties that were acquired during 2014.

Interest expense

Interest expense increased by $46.4 million to $57.0 million for the year ended December 31, 2014 from $10.6 million for the year ended December 31, 2013. The increase primarily reflects the impact of the Holiday Portfolios acquisition in December 2013. Also, we incurred an additional $195.1 million in debt and repaid $13.7 million of mortgage notes payable during 2014. The net increase in mortgage notes payable, related to the additional properties that were acquired during 2014, resulted in increased interest expense.

The weighted average effective interest rate for the years ended December 31, 2014 and 2013 was 5.00% and 4.15%, respectively.

Acquisition, transaction and integration expense

Acquisition, transaction and integration expense increased by $1.0 million to $14.3 million for the year ended December 31, 2014 from $13.3 million for the year ended December 31, 2013. Acquisition, transaction and integration expense includes $9.3 million and $1.7 million of spin-off related costs and $0.4 million and $0.7 million of integration costs for the years ended December 31, 2014 and 2013, respectively.

Management fee to affiliate

Management fee to affiliate expense increased by $6.7 million to $8.5 million for the year ended December 31, 2014 from $1.8 million for the year ended December 31, 2013.

Pursuant to the management agreement with our Manager, we pay a base management fee equal to 1.5% per annum of our gross equity, which is generally the equity invested by Newcastle as of the distribution date, plus the aggregate offering price from stock offerings, less capital distributions (calculated without regard to depreciation and amortization) and repurchases of common stock. The Manager is also eligible to receive, on a quarterly basis, incentive compensation, to the extent that the performance threshold specified in the management agreement is satisfied. Prior to our spin-off from Newcastle, we were allocated a portion of the base management fee payable by Newcastle pursuant to its management agreement with our Manager.

General and administrative expense

General and administrative expense increased by $5.2 million to $7.4 million for the year ended December 31, 2014 from $2.2 million for the year ended December 31, 2013. The increase was primarily driven by growth in the portfolio, coupled with expenses associated with the implementation of Sarbanes-Oxley compliant accounting policies and procedures as part of becoming a standalone public company.

Other income

Other income was $1.5 million for the year ended December 31, 2014 which reflects a fair value adjustment to the contingent consideration attributable to a portfolio of senior housing facilities in 2013.

Income tax expense

We are organized and conduct our operations to qualify as a REIT under the requirements of the Code. However, certain of our activities are conducted through our TRS and therefore are subject to federal and state income taxes. During the years ended December 31, 2014 and 2013, our TRS recorded approximately $0.2 million and $0.7 million in income tax expense, respectively.

OUR PORTFOLIO
See Item 1, “Business - Our Portfolio” for a description of our senior housing portfolio.

TRANSACTIONS WITH AFFILIATES AND AFFILIATED ENTITIES

Management Agreements

See Item 1, "Business - Management Agreements" and Note 11 to the Consolidated Financial Statements for more information on the Management Agreement.

Property Management Agreements

We enter into long-term property management agreements for our managed properties. See Note 1 and Note 11 to the Consolidated Financial Statements for information related to our property management agreements.

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity needs are to (i) fund operating expenses, (ii) meet debt service requirements, (iii) fund recurring capital expenditures and acquisition activities, if applicable, and (iv) make dividend distributions. As of December 31, 2015, we had approximately $116.9 million in liquidity, consisting of unrestricted cash and cash equivalents. On January 19, 2016, the Tender Offer expired and we subsequently incurred approximately $30.8 million, including transaction costs, to repurchase shares of our common stock, effectively reducing our cash and cash equivalents by the same amount. Repurchases affect the calculation of fees paid to our Manager. See Note 17 to the Consolidated Financial Statements for further information related to the Tender Offer.

During 2015, our principal sources of liquidity were (i) cash flows from operations, (ii) proceeds from acquisition financing in the form of mortgage debt, and (iii) proceeds from the issuance of equity securities. Our cash flow provided by operations is primarily driven by (i) rental revenues received from residents of our managed senior housing portfolios, and (ii) rental revenues from the tenants of our triple net lease properties, less (i) operating expenses (primarily management fees to our Manager, property operating expense of our managed properties, professional fees, insurance and taxes) and (ii) interest on the mortgage notes payable. Net cash provided by operating activities was $69.5 million, $46.6 million and $42.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

These expectations are forward-looking and subject to a number of uncertainties and assumptions, which are described below under “Factors That Could Impact Our Liquidity, Capital Resources and Capital Obligations” as well as "Risk Factors." If our expectations about our liquidity prove to be incorrect, we could be subject to a shortfall in liquidity in the future, and this shortfall may occur rapidly and with little or no notice, which would limit our ability to address the shortfall on a timely basis.

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

•
Impact of Expected Additional Borrowings or Sales of Assets on Cash Flows: The availability and timing of and proceeds from additional borrowings may be different than expected or may not occur as expected. The timing of any sale of assets, and the proceeds from any such sales, are unpredictable and may vary materially from an asset's estimated fair value and carrying value.

•
Compliance with Debt Obligations: Our financings subject us to a number of obligations, and a failure to satisfy certain obligations could give rise to a requirement to prepay outstanding debt or result in an event of default and the acceleration of the maturity date for repayment.

Debt Obligations

Mortgage notes related to certain senior housing properties contain various customary loan covenants, in some cases including a Debt Service Coverage Ratio, Project Yield or Minimum Net Worth provision, as defined in the agreements. We were in compliance with all of the covenants as of December 31, 2015.

See Note 8 to the Consolidated Financial Statements for further information related to our mortgage notes as of December 31, 2015.

Capital Expenditures

For our Managed Properties segment, we anticipate that capital expenditures will be funded through operating cash flows from the Managed Properties along with additional borrowings. However, our borrowing capability may be limited or restricted in certain circumstances by our existing contractual debt obligations and, therefore, limit our ability to fund capital expenditures. During the year ended December 31, 2015, we funded $11.4 million of capital expenditures.

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

Cash Flows

The following table provides a summary of our cash flows:

(dollars in thousands)	Year Ended December 31,
	2015	2014	2013
Net cash provided by (used in)
Operating activities	$69,502	$46,611	$42,532
Investing activities	(1,277,278)	(331,858)	(1,253,174)
Financing activities	1,098,280	481,231	1,231,315
Net (Decrease) Increase in Cash and Cash Equivalents	(109,496)	195,984	20,673
Cash and Cash Equivalents, Beginning of Period	226,377	30,393	9,720
Cash and Cash Equivalents, End of Period	$116,881	$226,377	$30,393

Operating activities

Net cash provided by operating activities was $69.5 million, $46.6 million and $42.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The increase of $22.9 million from 2014 to 2015 was primarily driven by a net increase in operating cash flows generated by the additional properties that were acquired after December 31, 2014, partially offset by a loss on extinguishment of debt associated with the debt refinancing in March 2015.

The increase of $4.1 million from 2013 to 2014 was primarily driven by a net increase in operating cash flows generated by the additional properties that were acquired after December 31, 2013.

Investing activities

Net cash used in investing activities was $1,277.3 million, $331.9 million and $1,253.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The increase of $945.4 million from 2014 to 2015 was primarily driven by relatively larger acquisitions in 2015 compared to 2014. During 2015, we acquired 54 properties for $1,266.6 million, whereas during 2014, we acquired 16 properties for $314.9 million.

The decrease of $921.3 million from 2013 to 2014 was primarily driven by relatively smaller acquisitions in 2014 compared to 2013. During 2014, we acquired 16 properties for $314.9 million, whereas during 2013, we acquired 72 properties for $1,249.2 million.

Financing activities

Net cash provided by financing activities was $1,098.3 million, $481.2 million and $1,231.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The increase of $617.1 million from 2014 to 2015 was primarily driven by relatively larger acquisitions in 2015 compared to 2014. The acquisitions were financed primarily by an increase in net proceeds of $1,053.1 million from the issuance of mortgage debt and net proceeds of $266.5 million from the issuance of common stock. These increases were partially offset by repayments and principal payments of mortgage debt of $320.1 million, a decrease in net capital contributions of $302.2 million from Newcastle prior to the spin-off and dividend payments of $70.3 million.

The decrease of $750.1 million from 2013 to 2014 was primarily driven by relatively smaller acquisitions in 2014 compared to 2013. During 2014, we acquired 16 properties financed with $195.1 million in long term debt, whereas during 2013, we acquired 72 properties financed with $904.5 million in long-term debt. Additionally, there was a decrease of $65.9 million in net contributions from Newcastle during 2014 compared to 2013.

REIT Compliance Requirements

We are organized and conduct our operations to qualify as a REIT for U.S. federal income tax purposes. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, excluding net capital gains. We intend to pay dividends greater than all of our REIT taxable income to holders of our common stock in 2016, if, and to the extent, authorized by our board of directors. We note that a portion of this requirement may be able to be met in future years with stock dividends, rather than cash distributions, subject to limitations. We expect that our operating cash flows will exceed REIT taxable income due to depreciation and other non-cash deductions in computing REIT taxable income. However, before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our obligations. If we do not have sufficient liquid assets to enable us to satisfy the 90% distribution requirement, or if we decide to retain cash, we may sell assets, issue additional equity securities or borrow funds to make cash distributions, or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

All of the dividends paid to common stockholders in 2015 are considered return of capital for tax purposes.

Income Tax
We are organized and conduct our operations to qualify as a REIT under the requirements of the Code. Currently, certain of our activities are conducted through our TRS and therefore are subject to federal and state income taxes at regular corporate tax rates. Our TRS leases properties from our REIT entities for which the TRS is charged rent based on market rates following the terms of the lease agreements between the TRS and the REIT entities. As of December 31, 2015, the Company is in the process of reviewing these agreements and we may modify certain provisions in order to clarify existing terms. Any modification to the timing or extent of lease payments between our REIT entities and the TRS would result in a change to our taxable income, although our consolidated pre-tax income would remain unchanged due to the fact that our REIT entities and the TRS are consolidated and transactions between consolidated entities are eliminated.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2015, we do not have any off-balance sheet arrangements. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, special purpose or variable interest entities established to facilitate off-balance sheet arrangements. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intend to provide additional funding to any such entities.

CONTRACTUAL OBLIGATIONS

As of December 31, 2015, we had the following material contractual obligations (dollars in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total
Mortgage notes payable (A)	$16,240	127,312	114,826	128,593	66,124	1,733,644	$2,186,739

(A)	These amounts include only scheduled principal repayments. See Note 8 to the Consolidated Financial Statements for further information about interest rates.

In addition to mortgage notes payable, we are a party to the Management Agreement with the Manager and property management agreements with Property Managers. See Note 8 to the Consolidated Financial Statements for information related to our capital improvement, repair and lease commitments.

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

NON-GAAP FINANCIAL MEASURES

We believe that net income, as defined by U.S. Generally Accepted Accounting Principles ("GAAP"), is the most appropriate earnings measurement. However, we consider certain non-GAAP financial measures to be useful supplemental measures of our operating performance. A non-GAAP financial measure is a measure of historical or future financial performance, financial position or cash flows that excludes or includes amounts that are not excluded from or included in the most comparable GAAP measure. The following describes the non-GAAP financial measures based on which management evaluates our operating performance and that we consider most useful to investors, and sets forth reconciliations of these measures to the most directly comparable GAAP financial measures.

The non-GAAP financial measures we present in this Form 10-K may not be identical to those presented by other real estate companies due to the fact that not all real estate companies use the same definitions. You should not consider these measures as alternatives to net income (determined in accordance with GAAP), which is an indicator of our financial performance or as alternatives to cash flow from operating activities (determined in accordance with GAAP), which is a liquidity measure, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs. In order to facilitate a clear understanding of our consolidated historical operating results, you should examine these measures in conjunction with net income as presented in our Consolidated Financial Statements and other financial data included elsewhere in this Form 10-K.

Funds From Operations and Normalized Funds From Operations

Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. However, since real estate values historically have risen or fallen with market conditions, many industry investors deem presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Therefore, we consider Funds From Operations ("FFO") and Normalized FFO to be appropriate measures of operating performance of an equity REIT. In particular, we believe that Normalized FFO is useful because it allows investors, analysts and our management to compare our operating performance between periods and to the operating performance of other real estate companies on a consistent basis without having to account for differences caused by period specific items and events such as transaction costs.

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

The following table sets forth a reconciliation of net loss to FFO and Normalized FFO:

(dollars in thousands)	Year Ended December 31,
	2015	2014	2013
Net loss	$(82,425)	$(46,403)	$(30,046)
Depreciation and amortization	160,318	103,279	26,933
FFO	77,893	56,876	(3,113)
Acquisition, transaction and integration expense	13,444	14,295	13,294
Loss on extinguishment of debt	5,091	—	—
Other expense (income) (A)	1,629	(1,500)	—
Normalized FFO	$98,057	$69,671	$10,181

(A)	Primarily includes changes in the fair value of contingent consideration and financial instruments and restructuring expenses.

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
The following table sets forth a reconciliation of net loss to Adjusted EBITDA:

(dollars in thousands)	Year Ended December 31,
	2015	2014	2013
Net loss	$(82,425)	$(46,403)	$(30,046)
Interest expense	75,021	57,026	10,589
Income tax (benefit) expense	(3,655)	160	656
Depreciation and amortization	160,318	103,279	26,933
Acquisition, transaction and integration expense	13,444	14,295	13,294
Loss on extinguishment of debt	5,091	—	—
Other expense (income) (A)	1,629	(1,500)	—
Adjusted EBITDA	$169,423	$126,857	$21,426

(A)	Primarily includes changes in the fair value of contingent consideration and financial instruments and restructuring expenses.

APPLICATION OF CRITICAL ACCOUNTING POLICIES
Management’s discussion and analysis of financial condition and results of operations is based upon our historical financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Our estimates are based on information available to management at the time of preparation of the financial statements, including the result of historical analysis, our understanding and experience of our operations, our knowledge of the industry and market-participant data available to us.

Actual results have historically been in line with management’s estimates and judgments used in applying each of the accounting policies described below, and management periodically re-evaluates accounting estimates and assumptions. Actual results could differ from these estimates and materially impact our consolidated financial statements. However, we do not expect our assessments and assumptions below to materially change in the future.

A summary of our significant accounting policies in presented in Note 2 to our Consolidated Financial Statements. The following is a summary of our accounting policies that are most effected by judgments, estimates and assumptions.

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

Acquisition Accounting

We have determined that all of our acquisitions should be accounted for under the acquisition method. The accounting for acquisitions requires the identification and measurement of all acquired tangible and intangible assets and assumed liabilities at their respective fair values, as of the respective transaction dates. The determination of the fair value of net assets acquired involves significant judgment and estimates, such as our estimates of future cash flows based on a number of factors including property operating results, known and anticipated trends, as well as market and economic conditions.

In measuring the fair value of tangible and identified intangible assets acquired and liabilities assumed, management uses information obtained as a result of pre-acquisition due diligence, marketing, leasing activities and independent appraisals. In the case of real property, the fair value of the tangible assets acquired is determined by valuing the property as if it were vacant. Significant estimates impacting the measurement at fair value of our real estate property include expected future rental rates and occupancy, construction cost data and qualitative selection of comparable market transactions as well as the assessment of the relative quality and condition of our acquired properties.

Recognized intangible assets primarily include the fair value of in-place resident leases. We estimate the fair value of in-place leases as (i) the present value of the estimated rental revenue that would have been forgone, offset by variable costs that would have otherwise been incurred during a reasonable lease-up period (which we generally estimate to range between 18 and 24 months), as if the acquired units were vacant and (ii) the estimated absorption costs, such as additional marketing costs that would have been incurred during the lease-up period. The acquisition fair value of the in-place lease intangibles is amortized over the average length of stay of the residents at the senior housing properties on a straight-line basis, which is estimated to be 24 months for AL/MC and CCRC properties and 33 months for IL-only properties.

Contingent consideration, if any, is measured at fair value on the date of acquisition. In subsequent reporting periods, the fair value of the contingent consideration is remeasured at each reporting date, with any change recorded in other income and expense in the Consolidated Statements of Operations.

Provision for Uncollectible Receivables

We assess the collectability of our rent receivables, including that of our straight-line rent receivable, on an ongoing basis. We base our assessment on several qualitative and quantitative factors, including and as appropriate, resident and triple net lease payment history, the financial strength of the resident and of guarantors, the value of the underlying collateral or deposit, if any, and current economic conditions. If our evaluation of these factors indicates it is probable that we will not be able to recover the full value of the receivable, we provide for a specific reserve against the portion of the receivable that we estimate may not be recoverable. Any unrecovered amount adversely impacts our cash flows, liquidity and results of operations on a dollar-for-dollar basis.

Impairment of Long Lived Assets

We periodically evaluate long-lived assets, including definite lived intangible assets, primarily consisting of our real estate investments, for impairment indicators. If indicators of impairment are present, we evaluate the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying operations. In performing this evaluation, market conditions and our current intentions with respect to holding or disposing of the asset are considered. If the sum of the expected future undiscounted cash flows is less than book value, we recognize an impairment loss equal to the amount by which the asset’s carrying value exceeds its fair value. An impairment loss is recognized at the time any such determination is made. No impairment loss has been recognized by us since inception.

Income Taxes

As a REIT, we are generally not subject to federal income tax on income that we distribute as dividends to our stockholders. Our determination that we qualify as a REIT is based on interpretation of tax laws and our conclusion has an impact on the measurement and recognition of income tax expense. If we were to fail to qualify as a REIT in any taxable year, we would be subject to U.S. federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates and distributions to stockholders would not be deductible by us in computing our taxable income. Failing to qualify as a REIT could materially and adversely affect our financial position, performance and liquidity.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements for information about recent accounting pronouncements.

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

As of December 31, 2015, we had $883.3 million of floating rate debt, representing approximately 40.4% of our total indebtedness, with a weighted average rate of 2.71%. A 100 basis point change in interest rates would change our annual interest expense by $8.8 million on an annualized basis.

Credit Risk

We derive a portion of our revenue from long-term triple net leases in which the minimum rental payments are fixed with scheduled periodic increases. We also earn revenue from senior housing properties operated pursuant to property management agreements. For these properties, rental rates may fluctuate due to lease rollovers and renewals and economic or market conditions.

The properties we lease to Holiday account for a significant portion of our total revenues and net operating income, and such concentration creates credit risk. We could be adversely affected if Holiday becomes unable or unwilling to satisfy its obligations to us. There is no assurance that Holiday will have sufficient assets, income and access to financing to enable it to satisfy its obligations to us.

Furthermore, although our leases, financing arrangements and other agreements with our tenants and managers generally provide us the right under specified circumstances to terminate a lease or management agreement, or demand immediate repayment of certain obligations to us, the bankruptcy and insolvency laws afford certain rights to a party that has filed for bankruptcy or reorganization that may render certain of these remedies unenforceable, or delay our ability to pursue such remedies.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
New Senior Investment Group Inc.

We have audited the accompanying consolidated balance sheets of New Senior Investment Group Inc. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Senior Investment Group Inc. and Subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), New Senior Investment Group Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 26, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
New Senior Investment Group Inc.

We have audited New Senior Investment Group Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway (2013 framework) (the COSO criteria). New Senior Investment Group Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, New Senior Investment Group Inc. and Subsidiaries’ maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of New Senior Investment Group Inc. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in equity and cash flows for each of the three years in the period ended December 31, 2015 of New Senior Investment Group Inc. and Subsidiaries and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 26, 2016

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	December 31,
Assets	2015	2014
Real estate investments:
Land	$222,795	$138,799
Buildings, improvements and other	2,568,133	1,500,130
Accumulated depreciation	(129,788)	(56,988)
Net real estate property	2,661,140	1,581,941
Acquired lease and other intangible assets	308,917	178,615
Accumulated amortization	(166,714)	(79,021)
Net real estate intangibles	142,203	99,594
Net real estate investments	2,803,343	1,681,535

Cash and cash equivalents	116,881	226,377
Straight-line rent receivables	51,916	26,454
Receivables and other assets, net	45,319	31,793
Total Assets	$3,017,459	$1,966,159

Liabilities and Equity
Liabilities
Mortgage notes payable, net	$2,151,317	$1,223,224
Due to affiliates	9,644	6,882
Dividends payable	—	15,276
Accrued expenses and other liabilities	89,173	72,241
Total Liabilities	$2,250,134	$1,317,623

Commitments and contingencies

Equity
Preferred Stock $0.01 par value, 100,000,000 shares authorized and none outstanding as of both December 31, 2015 and 2014	$—	$—
Common stock $0.01 par value, 2,000,000,000 shares authorized, 85,447,551 and 66,415,415 shares issued and outstanding as of December 31, 2015 and 2014, respectively	854	664
Additional paid-in capital	928,654	672,587
Accumulated deficit	(162,183)	(24,715)
Total Equity	$767,325	$648,536

Total Liabilities and Equity	$3,017,459	$1,966,159

See notes to Consolidated Financial Statements.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share data)

	Year Ended December 31,
	2015	2014	2013
Revenues
Resident fees and services	$277,324	$156,993	$83,218
Rental revenue	111,154	97,992	1,918
Total revenues	388,478	254,985	85,136

Expenses
Property operating expense	189,543	112,242	59,726
Depreciation and amortization	160,318	103,279	26,933
Interest expense	75,021	57,026	10,589
Acquisition, transaction, and integration expense	13,444	14,295	13,294
Management fee to affiliate	14,279	8,470	1,796
General and administrative expense	15,233	7,416	2,188
Loss on extinguishment of debt	5,091	—	—
Other expense (income)	1,629	(1,500)	—
Total expenses	$474,558	$301,228	$114,526

Loss Before Income Taxes	(86,080)	(46,243)	(29,390)
Income tax (benefit) expense	(3,655)	160	656
Net Loss	$(82,425)	$(46,403)	$(30,046)

Loss Per Share of Common Stock
Basic and diluted	$(1.08)	$(0.70)	$(0.45)

Weighted Average Number of Shares of Common Stock Outstanding
Basic and diluted	76,601,161	66,400,914	66,399,857

Dividends Declared Per Share of Common Stock	$0.75	$0.23	$—

See notes to Consolidated Financial Statements.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands, except share data)

	Common Stock
	Shares	Amount	Accumulated Deficit	Additional Paid-in Capital	Total Equity
Equity at December 31, 2012	—	$—	$—	$69,704	$69,704
Capital contributions	—	—	—	397,015	397,015
Capital distributions	—	—	—	(28,838)	(28,838)
Net loss	—	—	—	(30,046)	(30,046)
Equity at December 31, 2013	—	$—	$—	$407,835	$407,835
Capital contributions	—	—	—	461,218	461,218
Capital distributions	—	—	—	(158,980)	(158,980)
Net loss	—	—	—	(36,964)	(36,964)
Effect of New Senior spin-off	66,399,857	664	—	(664)	—
Equity at November 7, 2014	66,399,857	$664	$—	$672,445	$673,109
Exercise of stock options	14,188	—	—	119	119
Director's shares issued	1,370	—	—	23	23
Dividends declared	—	—	(15,276)	—	(15,276)
Net loss	—	—	(9,439)	—	(9,439)
Equity at December 31, 2014	66,415,415	$664	$(24,715)	$672,587	$648,536
Issuance of common stock, net	20,114,090	201	—	266,312	266,513
Repurchase of common stock	(1,112,000)	(11)	—	(10,262)	(10,273)
Exercise of stock options	30,046	—	—	—	—
Fair value of stock options issued	—	—	—	17	17
Dividends declared	—	—	(55,043)	—	(55,043)
Net loss	—	—	(82,425)	—	(82,425)
Equity at December 31, 2015	85,447,551	$854	$(162,183)	$928,654	$767,325

See notes to Consolidated Financial Statements.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash Flows From Operating Activities
Net loss	$(82,425)	$(46,403)	$(30,046)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of tangible assets and amortization of intangible assets	160,460	103,398	26,933
Amortization of deferred financing costs	9,320	8,331	896
Amortization of deferred community fees	(1,141)	(1,420)	(404)
Amortization of premium on mortgage notes payable	77	850	344
Non-cash straight-line rent	(25,462)	(25,932)	(522)
Change in fair value of contingent consideration	—	(1,500)	—
Loss on extinguishment of debt	5,091	—	—
Equity-based compensation	17	—	—
Provision for bad debt	2,105	922	314
Unrealized loss on interest rate caps	964	—	—
Changes in:
Receivables and other assets, net	(14,868)	(6,053)	(9,087)
Due to affiliates	2,762	989	4,011
Accrued expenses and other liabilities	12,602	13,429	50,093
Net cash provided by operating activities	$69,502	$46,611	$42,532
Cash Flows From Investing Activities
Cash paid for acquisitions, net of deposits	$(1,251,343)	$(314,935)	$(1,249,167)
Capital expenditures	(11,411)	(8,538)	(3,502)
Funds reserved for future capital expenditures	(3,169)	(3,530)	—
Deposits paid for real estate investments	(11,355)	(4,855)	(505)
Net cash used in investing activities	$(1,277,278)	$(331,858)	$(1,253,174)
Cash Flows From Financing Activities
Proceeds from mortgage notes payable	$1,248,252	$195,144	$904,509
Principal payments of mortgage notes payable	(15,599)	(13,736)	(746)
Repayments of mortgage notes payable	(304,484)	—	—
Payment of exit fee on extinguishment of debt	(1,499)	—	—
Payment of deferred financing costs	(13,065)	(2,557)	(40,625)
Payment of common stock dividend	(70,318)	—	—
Purchase of interest rate caps	(1,247)	—	—
Proceeds from issuance of common stock and exercise of options	276,569	142	—
Costs related to issuance of common stock	(10,056)	—	—
Repurchase of common stock	(10,273)	—	—
Contributions from Newcastle	—	461,218	397,015
Distributions to Newcastle	—	(158,980)	(28,838)
Net cash provided by financing activities	$1,098,280	$481,231	$1,231,315
Net (Decrease) Increase in Cash and Cash Equivalents	(109,496)	195,984	20,673
Cash and Cash Equivalents, Beginning of Year	226,377	30,393	9,720
Cash and Cash Equivalents, End of Year	$116,881	$226,377	$30,393

Continued on next page

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest expense	$62,870	$45,026	$9,252
Cash paid during the year for income taxes	190	1,357	899
Supplemental Schedule of Non-Cash Investing and Financing Activities
Common stock dividend declared but not paid	—	15,276	—
Recognized contingent consideration at fair value	—	50	1,500
Issuance of common stock and exercise of options	316	23	—
Other liabilities assumed with acquisitions	651	—	—
Assumption of mortgage notes payable at fair value	—	—	43,128
Issuance of seller financing for acquisition at fair value	—	—	9,407

See notes to Consolidated Financial Statements.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013
(dollars in thousands, except share data)

1.	ORGANIZATION
New Senior Investment Group Inc. ("New Senior" or the "Company") is a Real Estate Investment Trust ("REIT") primarily focused on investing in private pay senior housing properties. The Company was formed as Newcastle Senior Living Holdings LLC, a Delaware limited liability company, in 2012 and converted to a Delaware corporation on May 30, 2014 and changed its name to New Senior Investment Group Inc. on June 16, 2014.

On November 6, 2014, the spin-off of New Senior was completed with the distribution of all of the outstanding shares of New Senior to the holders of Newcastle Investment Corp. (“Newcastle”) common stock. As of December 31, 2015, the Company owns a diversified portfolio of 154 primarily private pay senior housing properties located across 37 states. The Company is listed on the New York Stock Exchange (“NYSE”) under the symbol “SNR” and is headquartered in New York, New York.

The Company operates in two reportable segments: (1) Managed Properties and (2) Triple Net Lease Properties.

Managed Properties – The Company has engaged property managers to manage 96 of its properties on a day-to-day basis under the Managed Properties segment. These properties consist of 53 dedicated independent living facilities (“IL-only”) and 43 properties with a combination of assisted living/memory care (“AL/MC”) facilities. The Company’s Managed Properties are managed by Holiday Acquisition Holdings LLC (“Holiday”), a portfolio company that is majority owned by private equity funds managed by an affiliate of FIG LLC (the “Manager”), a subsidiary of Fortress Investment Group LLC (“Fortress”), FHC Property Management LLC (together with its subsidiaries, “Blue Harbor”), an affiliate of the Manager, Jerry Erwin Associates, Inc. (“JEA”) and Thrive Senior Living LLC ("Thrive"), collectively, the “Property Managers,” under property management agreements (the “Property Management Agreements”). Under the Property Management Agreements, the Property Managers are responsible for the day-to-day operations of the Company’s senior housing properties and are entitled to a management fee in accordance with the terms of the Property Management Agreements.

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

Triple Net Lease Properties – The Company has also invested in 58 properties (substantially all of which are included in the “Holiday Portfolio” and the LCS Portfolio) subject to triple net lease arrangements under the Triple Net Lease Properties segment. These properties consist of 52 IL-only properties, five rental Continuing Care Retirement Communities (“CCRC”) properties and one AL/MC property. In a triple net lease arrangement, the Company purchases property and leases it back to the seller or to a third party, and the lessee agrees to operate and maintain the property at its own expense, including repairs, maintenance, capital expenditures, utilities, taxes, insurance and the payroll expense of property-level employees. The Company’s triple net lease agreements have initial terms of approximately 15 or 17 years and include renewal options and periodic rent increases ranging from 2.5% to 4.5%.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013
(dollars in thousands, except share data)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation

The accompanying Consolidated Financial Statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP’’) with the instructions to Form 10-K and Article 10 of Regulation S-X. The Consolidated Financial Statements include the accounts of New Senior and its consolidated subsidiaries. All significant intercompany transactions and balances have been eliminated. New Senior consolidates those entities in which it has control over significant operating, financial and investing decisions of the entity. As of December 31, 2015 and 2014, the Company did not have any investments in Variable Interest Entities (“VIEs”). VIEs are defined as entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

Prior to November 7, 2014, the Company was not operated as a stand-alone business from Newcastle. Information in the Consolidated Financial Statements for periods prior to November 7, 2014 has been prepared on a stand-alone basis from the consolidated financial statements and accounting records of Newcastle and does not necessarily reflect what New Senior’s consolidated results of operations, financial position and cash flows would have been had New Senior operated as an independent company prior to the spin-off. Management believes the assumptions and methods of allocation used in the accompanying Consolidated Financial Statements are reasonable.

The Consolidated Financial Statements reflect all revenues, expenses and cash flows directly attributable to the Company. Certain expenses of Newcastle, comprised primarily of a portion of its management fee, acquisition and transaction costs and general and administrative costs, have been allocated to New Senior to the extent they were directly associated with the Company for periods prior to the spin-off. The portion of the management fee allocated to New Senior prior to the spin-off represents the product of the management fee rate payable by Newcastle of 1.5% and New Senior’s gross equity, which management believes is a reasonable method for allocating the cost of the services provided by the employees of the Manager to the Company. New Senior and Newcastle have not shared any costs subsequent to the spin-off. See Note 11 for details related to management agreement terms.

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

Rental Revenue - Rental revenue from the Triple Net Lease Properties segment is recognized on a straight-line basis over the applicable term of the lease when collectability is reasonably assured. Recognizing rental revenue on a straight-line basis typically results in recognizing revenue in excess of cash amounts contractually due from the Company’s tenants during the first half of the lease term, creating a straight-line rent receivable. As of December 31, 2015 and 2014, straight-line rent receivables were $51,916 and $26,454, respectively.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013
(dollars in thousands, except share data)

Acquisition Accounting

The Company has determined that all of its acquisitions should be accounted for under the acquisition method. The accounting for acquisitions requires the identification and measurement of all acquired tangible and intangible assets and assumed liabilities at their respective fair values, as of the respective transaction dates. The determination of the fair value of net assets acquired involves significant judgment and estimates, such as the Company's estimates of future cash flows based on a number of factors including property operating results, known and anticipated trends, as well as market and economic conditions.

In measuring the fair value of tangible and identified intangible assets acquired and liabilities assumed, management uses information obtained as a result of pre-acquisition due diligence, marketing, leasing activities and independent appraisals. In the case of buildings, the fair value of the tangible assets acquired is determined by valuing the property as if it were vacant. Significant estimates impacting the measurement at fair value of the Company's real property include construction cost data and qualitative selection of comparable market transactions as well as the assessment of the relative quality and condition of the acquired properties.

Recognized intangible assets primarily include the fair value of in-place resident leases. The Company estimates the fair value of in-place leases as (i) the present value of the estimated rental revenue that would have been forgone, offset by variable costs that would have otherwise been incurred during a reasonable lease-up period, as if the acquired units were vacant and (ii) the estimated absorption costs, such as additional marketing costs that would have been incurred during the lease-up period. The acquisition fair value of the in-place lease intangibles is amortized over the average length of stay of the residents on a straight-line basis.

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

Impairment of Long Lived Assets

The Company periodically evaluates long-lived assets, including definite lived intangible assets, primarily consisting of the Company’s real estate investments, for impairment indicators. If indicators of impairment are present, the Company evaluates the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying operations. In performing this evaluation, market conditions and the Company’s current intentions with respect to holding or disposing of the asset are considered. If the sum of the expected future undiscounted cash flows is less than book value, the Company recognizes an impairment loss equal to the amount by which the asset’s carrying value exceeds its fair value. An impairment loss is recognized at the time any such determination is made. No impairment loss has been recognized by the Company since inception.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and all highly liquid short term investments with maturities of 90 days or less, when purchased.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013
(dollars in thousands, except share data)

Deferred Financing Costs

The Company amortizes deferred financing costs as a component of interest expense over the terms of the related borrowings using the effective interest rate method. Deferred financing costs are presented as a direct deduction from the carrying amount of the related debt liability.

Collectability of Straight-line Rent Receivables, Receivables and Other Assets, Net

Receivables and other assets, net consists primarily of escrows held by lenders and resident receivables, net of allowance and prepaid expenses. The Company assesses the collectability of rent receivables, including straight-line rent receivables, on an ongoing basis. This assessment is based on several qualitative and quantitative factors, including and as appropriate, resident and triple net lease payment history, the financial strength of the resident and of guarantors, the value of the underlying collateral or deposit, if any, and current economic conditions. If the evaluation of these factors indicates it is probable that the Company will not be able to recover the full value of the receivable, the Company provides a specific reserve against the portion of the receivable that the Company estimates may not be recovered.

Deferred Revenue

Deferred revenue primarily includes non-refundable community fees received by the Company when residents move in. Deferred revenue amounts are amortized into income on a straight-line basis over the average length of stay of the resident, and are included within "Accrued expenses and other liabilities" in the Consolidated Balance Sheets.

Income Taxes

New Senior is organized and conducts its operations to qualify as a REIT under the requirements of the Internal Revenue Code of 1986, as amended (“Code”). Requirements for qualification as a REIT include various restrictions on ownership of stock, requirements concerning distribution of taxable income and certain restrictions on the nature of assets and sources of income. A REIT must distribute at least 90% of its taxable income to its stockholders of which 85% plus any undistributed amounts from the prior year must be distributed within the taxable year in order to avoid the imposition of an excise tax. Distribution of the remaining balance may extend until timely filing of New Senior’s tax return in the subsequent taxable year. Qualifying distributions of taxable income are deductible by a REIT in computing taxable income.

Certain activities are conducted through a taxable REIT subsidiary (“TRS”) and therefore are subject to federal and state income taxes. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases upon the change in tax status. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of the enactment date.

New Senior recognizes tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes in the Consolidated Statements of Operations. As of December 31, 2015 and 2014, the Company had no uncertain tax positions.

The Company’s Consolidated Financial Statements have been prepared based upon the operations of the Company separate from those of Newcastle and include current and deferred income taxes calculated in accordance with the operations of the spin-off.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013
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

Derivative Instruments

In the normal course of business, the Company may use derivative instruments to manage, or hedge, interest rate risk. The Company does not use derivative instruments for trading or speculative purposes. The Company recognizes all derivatives as either assets or liabilities at fair value and they are recorded in "Receivables and other assets, net" or "Accrued expenses and other liabilities," respectively, in the Consolidated Balance Sheets. The valuation of derivatives requires the Company to make estimates and judgments that affect the fair value of the instruments. The Company estimates the fair value of derivatives based on pricing models that consider level 2 inputs including forward yield curves, cap strike rates, cap volatility and discount rates. The Company does not apply hedge accounting and fair value adjustments, if any, are recorded in "Other expense (income)" in the Consolidated Statements of Operations.

The Company has exposure to counterparty credit risk for its derivative transactions. Credit risk represents the potential for loss due to the default of a counterparty. The Company performs due diligence including reviewing the counterparty's credit quality prior to entering into derivative transactions. As of December 31, 2015, the Company's outstanding derivatives were executed with investment grade counterparties.

Stock Options

Options granted to New Senior’s directors are measured at fair value at the grant date with the related expense recognized over the service term, if any.

Equity

Net loss incurred prior to the spin-off is included in additional paid-in capital instead of accumulated deficit since the accumulation of deficit began as of the date of spin-off from Newcastle.

Expense Recognition

Management Fee to Affiliate – During the period prior to the spin-off from Newcastle, this represents an amount of the management fee charged to Newcastle by the Manager and allocated to the Company. During the period after the spin-off, this represents amounts due to the Manager pursuant to the Management Agreement between the Manager and New Senior (as defined in Note 11).

Advertising Costs – The Company expenses advertising costs as incurred. Advertising costs were $1,758, $495 and $336 for the years ended December 31, 2015, 2014 and 2013, respectively, and are included in property operating expense in the Consolidated Statements of Operations.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013
(dollars in thousands, except share data)

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") and the International Accounting Standards Board ("IASB") issued Accounting Standards Update ("ASU") 2014-09 Revenues from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date which defers the effective date by one year. The effective date of this standard will be for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted beginning after December 15, 2016. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance in the ASU. The Company is currently evaluating the new guidance to determine the impact it may have on its Consolidated Financial Statements.

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

In April 2015, the FASB issued ASU 2015-03 Simplifying the Presentation of Debt Issuance Costs. The standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The effective date of the standard is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and early adoption is permitted. The Company early adopted the provisions of this ASU in the first quarter of 2015 and it requires retrospective application to all prior periods. Accordingly, "Mortgage notes payable, net" is reported net of deferred financing costs of $37,435 and $36,206 as of December 31, 2015 and 2014, respectively, in the Consolidated Balance Sheets.

In September 2015, the FASB issued ASU 2015-16 Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments. This standard eliminates the requirement for an acquirer in a business combination to account for measurement period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The effective date of the standard is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, and early adoption is permitted. The Company does not expect adoption of this ASU to have a material impact on its Consolidated Financial Statements.

In January 2016, the FASB issued ASU 2016-01 Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The standard addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The effective date of the standard will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is currently evaluating the new guidance to determine the impact it may have on its Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02 Leases. This standard amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The effective date of the standard will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, and early adoption is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the new guidance to determine the impact it may have on its Consolidated Financial Statements.

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

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013
(dollars in thousands, except share data)

3.	ACQUISITIONS
During the year ended December 31, 2015, the Company completed the acquisitions of six portfolios representing 54 senior housing properties for total consideration of $1,266,553 (which includes deposits of $10,355 and $4,855 paid in 2015 and 2014, respectively), of which $915,815 was financed through debt issued in connection with the acquisitions, and the remainder was paid with cash on hand. These acquisitions include 53 properties (49 IL-only and 4 AL/MC) that were integrated into the Managed Properties segment, of which, Holiday, Thrive and Blue Harbor manage 47, 4 and 2, respectively. The remaining property is a rental CCRC and was integrated into the Triple Net Lease segment.

During the year ended December 31, 2015, the Company paid deposits of $1,000 for future acquisitions that had not closed as of December 31, 2015.

Resident fees and services, Rental revenue and Net loss were $95,375, $4,185 and $28,205, respectively, for the acquisitions made during the year ended December 31, 2015.

During the year ended December 31, 2014, the Company completed the acquisitions of eight portfolios representing 16 senior housing properties. These acquisitions include ten properties (nine AL/MC properties and one IL-only property) that were integrated into the Managed Properties segment. The remaining six properties (four CCRC, one AL/MC and one IL-only), which represent the LCS portfolio, were integrated into the Triple Net Lease segment.

The following table summarizes the acquisition date fair value of identifiable assets acquired and liabilities assumed in connection with the acquisitions completed in the years ended December 31, 2015 and 2014, in accordance with the acquisition method of accounting:

	2015 Acquisitions			2014 Acquisitions
	Managed Properties	Triple Net Lease Properties	Total	Managed Properties (C)	Triple Net Lease Properties	Total
Real estate investments	$1,073,826	$67,070	$1,140,896	$116,674	$143,869	$260,543
In-place lease intangibles	124,233	6,081	130,314	15,301	39,894	55,195
Above/below market lease intangibles	—	—	—	—	819	819
Liabilities, net of other assets	(3,305)	(1,352)	(4,657)	(70)	(1,552)	(1,622)
Total consideration	1,194,754	71,799	1,266,553	131,905	183,030	314,935

Mortgage notes payable (A)	863,815	52,000	915,815	80,144	115,000	195,144
Net assets	$330,939	$19,799	$350,738	$51,761	$68,030	$119,791

Total acquisition-related expenses (B)	$4,616	$1,828	$6,444	$2,105	$993	$3,098

(A)	Represents new debt issued in connection with the acquisitions.

(B)	Included in "Acquisition, transaction and integration expense" in the Consolidated Statements of Operations.

(C)	Includes $50 for the fair value of earn-out consideration. The earn-out is limited to $750 as per the agreement.

The Company's acquisition accounting for transactions completed during the year ended December 31, 2015 is still preliminary, pending the completion of various analyses and the finalization of estimates used in the determination of fair values. During the measurement period, additional assets or liabilities may be recognized if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets or liabilities as of that date. The preliminary measurement of net assets acquired may be adjusted after obtaining additional information regarding, among other things, asset valuations (including market and other information with which to determine fair values), liabilities assumed, the analysis of assumed contracts. These adjustments may be significant.

During the year ended December 31, 2015, measurement period adjustments were made based on the valuation of assets acquired and liabilities assumed. The adjustments included a decrease of $192 in real estate investments, an increase of $523 for in-place lease intangibles and an increase of $331 in other liabilities. None of the measurement period adjustments had a material impact on the Company's previously reported results of operations.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013
(dollars in thousands, except share data)

The following table illustrates the pro forma effect of the acquisitions completed during the years ended December 31, 2015 and 2014 on revenues and pre-tax net loss as if they had been consummated as of January 1, 2014:

	Year Ended December 31,
	2015	2014
Revenues	$463,755	$446,421
Pre-tax net loss	$108,782	$104,913

The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred as of January 1, 2014, nor are they necessarily indicative of future operating results.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013
(dollars in thousands, except share data)

4.	SEGMENT REPORTING
As of December 31, 2015, the Company operated in two reportable business segments: Managed Properties and Triple Net Lease Properties. Under its Managed Properties segment, the Company invests in senior housing properties throughout the United States and engages property managers to manage those senior housing properties. Under its Triple Net Lease Properties segment, the Company invests in senior housing and healthcare properties throughout the United States and leases those properties to healthcare operating companies under triple net leases that obligate the tenants to pay all property-related expenses, including repairs, maintenance, capital expenditures, utilities, taxes, insurance and the payroll expense of property-level employees.

The Company evaluates performance of the combined properties in each reportable business segment based on segment net operating income (“NOI”). The Company defines NOI as total revenues less property-level operating expenses, which include property management fees and travel cost reimbursements to affiliates. The Company believes that net income, as defined by GAAP, is the most appropriate earnings measurement. However, the Company believes that segment NOI serves as a useful supplement to net income because it allows investors, analysts and management to measure unlevered property-level operating results and to compare the Company’s operating results between periods and to the operating results of other real estate companies on a consistent basis. Segment NOI should not be considered as an alternative to net income as determined in accordance with GAAP.

Interest expense, depreciation and amortization, general and administrative expense, acquisition, transaction and integration expense, management fee to affiliate, income tax (benefit) expense, other expense (income) and discontinued operations (if any) are not allocated to individual segments for purposes of assessing segment performance. There are no intersegment sales or transfers.

	Year Ended December 31, 2015			Year Ended December 31, 2014			Year Ended December 31, 2013
	Triple Net Lease Properties	Managed Properties	Consolidated	Triple Net Lease Properties	Managed Properties	Consolidated	Triple Net Lease Properties	Managed Properties	Consolidated
Revenues
Resident fees and services	$—	$277,324	$277,324	$—	$156,993	$156,993	$—	$83,218	$83,218
Rental revenue	111,154	—	111,154	97,992	—	97,992	1,918	—	1,918
Less: Property operating expense	—	189,543	189,543	—	112,242	112,242	—	59,726	59,726
Segment NOI	$111,154	$87,781	$198,935	$97,992	$44,751	$142,743	$1,918	$23,492	$25,410

Depreciation and amortization			160,318			103,279			26,933
Interest expense			75,021			57,026			10,589
Acquisition, transaction and integration expense			13,444			14,295			13,294
Management fee to affiliate			14,279			8,470			1,796
General and administrative expense			15,233			7,416			2,188
Loss on extinguishment of debt			5,091			—			—
Other expense (income)			1,629			(1,500)			—
Income tax (benefit) expense			(3,655)			160			656
Net loss			$(82,425)			$(46,403)			$(30,046)

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013
(dollars in thousands, except share data)

Property operating expense includes property management fees and travel reimbursement costs. The Company also reimbursed the Property Managers for property-level payroll expenses. See Note 11 for additional information on these expenses related to Blue Harbor and Holiday.

Assets by reportable business segment are reconciled to total assets as follows:

	December 31, 2015		December 31, 2014
Assets:	Amount	Percentage	Amount	Percentage
Triple Net Lease Properties	$1,196,578	39.7%	$1,175,690	59.8%
Managed Properties	1,744,540	57.8%	598,193	30.4%
All Other Assets (A)	76,341	2.5%	192,276	9.8%
Total Assets	$3,017,459	100.0%	$1,966,159	100.0%

(A)	Primarily consists of corporate cash which is not directly attributable to the Company's reportable business segments.

Capital expenditures, including investments in real estate property, for the Managed Properties segment were $11,411, $8,538 and $3,502 for the years ended December 31, 2015, 2014 and 2013, respectively.

The tenant for the Holiday Portfolio accounted for 23.0% and 35.0% of total revenues for the years ended December 31, 2015 and 2014, respectively.

The following table presents the percentage of total revenues by geographic location:

	Year Ended December 31, 2015		Year Ended December 31, 2014
	Number of Communities	% of Revenue	Number of Communities	% of Revenue
Florida	26	20.9%	19	25.3%
Texas	19	13.5%	16	12.9%
California	12	9.3%	5	8.3%
Pennsylvania	7	6.3%	5	7.4%
North Carolina	9	5.7%	3	3.7%
Oregon	10	5.5%	8	7.3%
Utah	6	5.2%	5	6.5%
Other	65	33.6%	39	28.6%
Total	154	100.0%	100	100.0%

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013
(dollars in thousands, except share data)

5.	REAL ESTATE INVESTMENTS

	December 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value
Land	$222,795	$—	$222,795	$138,799	$—	$138,799
Building and improvements	2,455,170	(97,485)	2,357,685	1,434,200	(43,164)	1,391,036
Furniture, fixtures and equipment	112,963	(32,303)	80,660	65,930	(13,824)	52,106
Total	$2,790,928	$(129,788)	$2,661,140	$1,638,929	$(56,988)	$1,581,941

Depreciation expense was $72,767, $46,622 and $8,984 for the years ended December 31, 2015, 2014 and 2013, respectively. A loss on disposal of assets of $33 is included in "Property operating expense" in the Consolidated Statements of Operations for the year ended December 31, 2015.

The following table summarizes the Company’s real estate intangibles:

	December 31, 2015				December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Amortization Period
Above/below market lease intangibles, net	$5,868	$(361)	$5,507	52.8 years	$5,868	$(167)	$5,701	52.1 years
In-place lease intangibles	297,253	(164,772)	132,481	2.6 years	166,951	(77,889)	89,062	2.3 years
Other intangibles	5,796	(1,581)	4,215	9.4 years	5,796	(965)	4,831	9.6 years
Total intangibles	$308,917	$(166,714)	$142,203		$178,615	$(79,021)	$99,594

Amortization expense was $87,551, $56,657 and $17,949 for the years ended December 31, 2015, 2014 and 2013, respectively. Additionally, amortization of below market leases was $142, $119 and $3 for the years ended December 31, 2015, 2014 and 2013, respectively, and is reported as a reduction to "Rental revenue" in the Consolidated Statements of Operations.

Estimated future amortization of intangible assets is as follows:

Years Ending December 31
2016	$80,575
2017	45,753
2018	8,396
2019	503
2020	503
Thereafter	6,473
Total	$142,203

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013
(dollars in thousands, except share data)

6.	RECEIVABLES AND OTHER ASSETS, NET

	December 31, 2015	December 31, 2014
Escrows held by lenders (A)	$19,694	$10,768
Other receivables	2,996	5,845
Prepaid expenses	4,828	3,217
Resident receivables, net	2,594	3,162
Deferred tax assets	8,757	4,672
Security deposits	2,932	1,225
Income tax receivable	1,920	1,870
Interest rate caps	283	—
Other assets	1,315	1,034
Total	$45,319	$31,793

(A)	Escrows held by lenders represent amounts deposited in tax, insurance, and replacement reserve escrow accounts that are related to mortgage notes collateralized by New Senior's properties.

The following table summarizes the allowance for doubtful accounts and the related provision for resident receivables:

	Year Ended December 31,
	2015	2014	2013
Balance, beginning of period	$190	$303	$9
Provision for bad debt	2,105	922	314
Write-offs, net of recoveries	(1,786)	(1,035)	(20)
Balance, end of period	$509	$190	$303

The provision for resident receivables and related write-offs are included in "Property operating expense" in the Consolidated Statements of Operations.

7.	DEFERRED FINANCING COSTS
The deferred financing costs summarized in the following table are presented as a reduction to "Mortgage notes payable, net" in the Consolidated Balance Sheets.

	December 31, 2015	December 31, 2014
Gross carrying amount	$54,910	$45,569
Accumulated amortization	(17,475)	(9,363)
Total	$37,435	$36,206

Amortization of deferred financing costs is reported within "Interest expense" in the Consolidated Statements of Operations. In March 2015, the Company refinanced mortgage loans and wrote-off $1,208 of unamortized deferred financing costs. See Note 8 for further information.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013
(dollars in thousands, except share data)

8.	MORTGAGE NOTES PAYABLE, NET

	December 31, 2015					December 31, 2014
	Outstanding Face Amount	Carrying Value (A)	Final Stated Maturity	Stated Interest Rate	Weighted Average Maturity (Years)	Outstanding Face Amount	Carrying Value (A)
Managed Properties
Fixed Rate (B)	$607,437	$603,460	Dec 2018 - Sep 2025	3.65% to 6.76%	8.2	$156,763	$154,696
Floating Rate (C)	731,318	723,554	Oct 2020 - May 2022	1M LIBOR + 2.20% to 1M LIBOR + 2.70%	6.2	278,424	275,689
Triple Net Lease Properties
Fixed Rate (D)	695,984	673,732	Jan 2021 - Jan 2024	3.83% to 8.00%	6.5	708,383	679,333
Floating Rate (E)	152,000	150,571	Oct 2017 - Apr 2018	3M LIBOR + 3.00% to 3M LIBOR +3.25%	2.0	115,000	113,506
Total	$2,186,739	$2,151,317			6.6	$1,258,570	$1,223,224

(A)	The totals are reported net of deferred financing costs of $37,435 and $36,206 as of December 31, 2015 and 2014, respectively.

(B)
In August 2015, the Company obtained new mortgage financing of $464,680 to partially fund an acquisition of a portfolio of 28 IL-only properties. The financing carries a fixed rate of 4.25% and matures in September 2025.

(C)	All of these loans have LIBOR caps that range between 3.30% and 3.80% as of December 31, 2015.

(D)
Includes loans with an outstanding face amount of $350,403 and $306,844, as of December 31, 2015, for which the Company bought down the interest rates to 4.00% and 3.83%, respectively, through January 2019. The interest rates will increase to 4.99% and 4.56%, respectively, thereafter.

(E)	In August 2015, the Company completed a partial payoff of $15,000 for a floating rate loan.

In March 2015, the Company refinanced mortgage loans of $297,030 and recognized a loss on extinguishment of debt of $5,091, which represents the write-off of related unamortized deferred financing costs, mortgage discounts, exit fees and other costs, as of the date of the refinancing, and is included in "Loss on extinguishment of debt" in the Consolidated Statements of Operations.

The carrying value of the collateral relating to fixed rate and floating rate mortgages was $1,679,646 and $1,122,960 as of December 31, 2015 and $1,130,582 and $524,996 as of December 31, 2014, respectively.

The Company’s mortgage notes payable have contractual maturities as follows:

2016	$16,240
2017	127,312
2018	114,826
2019	128,593
2020	66,124
Thereafter	1,733,644
Total	$2,186,739

The Company’s mortgage notes payable contain various customary financial and other covenants, in some cases including Debt Service Coverage Ratio and Project Yield, as defined in the agreements. The Company was in compliance with the covenants in its mortgage notes payable agreements as of December 31, 2015.

The fair values of mortgage notes payable as of December 31, 2015 and 2014 was $2,217,464 and $1,283,109, respectively. Mortgage notes payable are not measured at fair value in the Consolidated Balance Sheets. The disclosed fair value of mortgage notes payable, classified as level 3 within the fair value hierarchy, is based on a discounted cash flow valuation model. Significant inputs in the model include amounts and timing of expected future cash flows and market yields which are constructed based on inputs implied from similar debt offerings.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013
(dollars in thousands, except share data)

9.	DERIVATIVE INSTRUMENTS

During the year ended December 31, 2015, the Company entered into interest rate cap contracts to hedge future payments on floating rate debt obligations. The interest rate caps are carried at fair value and are included in "Receivables and other assets, net" in the Consolidated Balance Sheets. The Company estimates the fair value of these instruments using pricing models that consider forward yield curves, cap strike rates, cap volatility and discount rates, which are classified as level 2 inputs. Significant inputs to the valuation of level 2 derivatives can be verified to market transactions, broker or dealer quotations or other pricing sources with reasonable levels of price transparency. The fair value adjustment on the Company's interest rate caps was a loss of $964 for the year ended December 31, 2015, and is included in "Other expense (income)" in the Consolidated Statements of Operations. The Company did not hold any derivative instruments prior to 2015.

The following table presents information related to the Company's outstanding interest rate caps:

December 31, 2015
Outstanding notional amount	$731,318
LIBOR cap range	3.30% to 3.80%
LIBOR cap effective date range	March 2015 to September 2020
Fair value	$283

10.	ACCRUED EXPENSES AND OTHER LIABILITIES

	December 31, 2015	December 31, 2014
Security deposits payable	$54,669	$50,917
Accounts payable	9,552	6,058
Mortgage interest payable	6,415	3,651
Deferred community fees, net	4,450	3,113
Rent collected in advance	3,937	2,530
Property tax payable	2,564	1,627
Contingent consideration	—	50
Other liabilities	7,586	4,295
Total	$89,173	$72,241

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013
(dollars in thousands, except share data)

11.	TRANSACTIONS WITH AFFILIATES
Management Agreements

In conjunction with the spin-off, New Senior entered into a management agreement (the “Management Agreement”) with the Manager dated November 6, 2014 (effective November 7, 2014), under which the Manager advises the Company on various aspects of its business and manages its day-to-day operations, subject to the supervision of the Company’s board of directors. For its management services, the Manager is entitled to a base management fee of 1.5% per annum of the Company’s gross equity. Gross equity is generally defined as the equity invested by Newcastle as of the distribution date plus the aggregate offering price from stock offerings, plus certain capital contributions to subsidiaries, less capital distributions (calculated without regard to depreciation and amortization) and repurchases of common stock, calculated and payable monthly in arrears in cash. During the year ended December 31, 2015 and the period from November 7, 2014 to December 31, 2014, the Company incurred management fees of $14,279 and $1,860, respectively, under the Management Agreement, which are included in "Management fee to affiliate" in the Consolidated Statements of Operations. As of December 31, 2015 and 2014, the Company had a payable for management fees of $1,349 and $1,030, respectively, which is included in “Due to affiliates” in the Consolidated Balance Sheets.

The Manager is entitled to receive, on a quarterly basis, incentive compensation on a cumulative, but not compounding basis, in an amount equal to the product of (A) 25% of the dollar amount by which (1)(a) funds from operations (as defined in the Management Agreement) before the incentive compensation per share of common stock, plus (b) gains (or losses) from sales of property per share of common stock, plus (c) internal and third party acquisition-related expenses, plus (d) unconsummated transaction expenses, and plus (e) other non-routine items, exceed (2) an amount equal to (a) the weighted average value per share of the equity invested by Newcastle in the assets of the Company (including total cash contributed to the Company) as of the distribution date and the price per share of the Company’s common stock in any offerings by the Company (adjusted for prior capital dividends or capital distributions, which shall be calculated without regard to depreciation and amortization) multiplied by (b) a simple interest rate of 10% per annum, multiplied by (B) the weighted average number of shares of common stock outstanding. The Manager earned no incentive compensation during the year ended December 31, 2015 or for the period from November 7, 2014 to December 31, 2014. The Manager is also entitled to receive, upon the successful completion of an equity offering, options with respect to 10% of the number of shares sold in the offering with an exercise price equal to the price.

Because the Manager’s employees perform certain legal, accounting, due diligence, asset management and other services that outside professionals or outside consultants otherwise would perform, the Manager is paid or reimbursed, pursuant to the Management Agreement, for the cost of performing such tasks, provided that such costs and reimbursements are no greater than those which would be paid to outside professionals or consultants on an arm’s-length basis. The Company is also required to pay all operating expenses, except those specifically required to be borne by the Manager under the Management Agreement. The Company is required to pay expenses that include, but are not limited to, issuance and transaction costs incidental to the sourcing, evaluation, acquisition, management, disposition, and financing of the Company’s investments, legal, underwriting, sourcing, asset management and accounting and auditing fees and expenses, the compensation and expenses of independent directors, the costs associated with the establishment and maintenance of any credit facilities and other indebtedness of the Company (including commitment fees, legal fees, closing costs, etc.), expenses associated with other securities offerings of the Company, the costs of printing and mailing proxies and reports to the Company’s stockholders, costs incurred by employees or agents of the Manager for travel on the Company’s behalf, costs associated with any computer software or hardware that is used by the Company, costs to obtain liability insurance to indemnify directors and officers and the compensation and expenses of the Company’s transfer agent.

The following table summarizes the Company's reimbursement to the Manager for costs incurred for tasks and other services performed by the Manager under the Management Agreement:

	Year Ended December 31, 2015	Period From November 7, 2014 to December 31, 2014
Included in:
General and administrative expense	$6,607	$822
Acquisition, transaction and integration expense	3,073	729
Total	$9,680	$1,551

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013
(dollars in thousands, except share data)

As of December 31, 2015 and 2014, the Company had a payable for Manager reimbursements of $1,518 and $943, respectively, which is included in “Due to affiliates” in the Consolidated Balance Sheets.

During the year ended December 31, 2015, the Company executed a plan to centralize operations in New York, New York and relocate certain personnel from the Plano, Texas office to New York, New York. The Company has determined that this plan qualifies as a restructuring activity under ASC 420. The Company incurred costs of $664 in connection with this restructuring, which primarily consist of severance-related costs, and are included in “Other expense (income)” in the Consolidated Statements of Operations. The Company does not expect to incur any material costs related to this restructuring in subsequent periods.

As of, and for the periods prior to, November 6, 2014, the Company was not party to a stand-alone management agreement with the Manager. However, the Company was allocated a portion of the fees paid by Newcastle to the Manager for management services in the amount of $6,610 and $1,796 for the period from January 1, 2014 to November 6, 2014 and for the year ended December 31, 2013, respectively. Newcastle’s management agreement with the Manager provides that Newcastle reimburses the Manager for various expenses incurred by the Manager or its officers, employees and agents on its behalf, including costs of legal, accounting, tax, auditing, administrative and other similar services rendered for Newcastle by providers retained by the Manager or, if provided by the Manager's employees, based on amounts which are no greater than those which would be payable to outside professionals or consultants engaged to perform such services pursuant to agreements negotiated on an arm's-length basis. Newcastle’s Manager was also entitled to receive incentive compensation on a cumulative, but not compounding basis, subject to certain performance targets and contingent events. The Manager earned no incentive compensation during the period from January 1, 2014 to November 6, 2014 or for the year ended December 31, 2013.

Property Management Agreements

Within the Company’s Managed Properties segment, the Company is party to Property Management Agreements with Blue Harbor and Holiday, both affiliates of Fortress, to manage a portion of its senior housing properties. Pursuant to these Property Management Agreements, the Company pays monthly property management fees. For AL/MC properties managed by Blue Harbor and Holiday, the Company pays management fees equal to 6% of effective gross income for the first two years and 7% thereafter. For IL-only properties managed by Blue Harbor and Holiday, the Company pays management fees equal to 5% of effective gross income. For certain property management agreements, the Company may also pay an incentive fee based on operating performance of the properties. No incentive fees were incurred during the year ended December 31, 2015. Property management fees are included in "Property operating expense" in the Consolidated Statements of Operations. Property operating expense for Property Managers affiliated with Fortress include property management fees and travel reimbursement costs. The payroll expense is structured as a reimbursement to the Property Manager, who is the employer of record.

The following table summarizes property management fees and reimbursements paid by the Company to Property Managers affiliated with Fortress:

	Year Ended December 31,
	2015	2014	2013
Property management fees	$16,167	$9,327	$4,976
Travel reimbursement costs	369	318	181
Property-level payroll expenses	$85,477	$58,017	$32,520

As of December 31, 2015 and 2014, the Company had payables for property management fees of $1,689 and $765, respectively, and property-level payroll expenses of $5,088 and $4,092, respectively, which are included in “Due to affiliates” in the Consolidated Balance Sheets. The Property Management Agreements with affiliated managers have initial terms of 5 or 10 years and provide for automatic one-year extensions after the initial term, subject to termination rights.

Triple Net Lease Agreements

Within the Company’s Triple Net Lease segment, the Company is party to triple net master leases with the tenant for the Holiday Portfolios. Pursuant to the leases, the tenant is required to pay base monthly rent payments in accordance with the underlying lease terms on a straight-line basis over the lease term which expires in 2031. Such payments amounted to $67,957, $65,031 and $1,399 for the years ended December 31, 2015, 2014 and 2013, respectively.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013
(dollars in thousands, except share data)

12.	INCOME TAXES
New Senior is organized and conducts its operations to qualify as a REIT under the requirements of the Code. However, certain of the Company’s activities are conducted through its TRS and therefore are subject to federal and state income taxes at regular corporate tax rates.
The following table presents the (benefit) provision for income taxes:

	Year Ended December 31,
	2015	2014	2013
Current
Federal	$26	$(925)	$437
State and local	84	170	93
Total current provision	110	(755)	530
Deferred
Federal	(3,576)	907	116
State and local	(189)	8	10
Total deferred provision	(3,765)	915	126
Total (benefit) provision for income taxes	$(3,655)	$160	$656
Generally, the Company’s effective tax rate differs from the federal statutory rate as a result of state and local taxes and non-taxable REIT income. The table below provides a reconciliation of the Company’s provision for income taxes, based on the statutory rate of 35%, to the effective tax rate.

	Year Ended December 31,
	2015	2014	2013
Statutory U.S. federal income tax rate	35.00%	35.00%	35.00%
Non-taxable REIT (loss)	(30.87)%	(35.03)%	(36.90)%
State and local taxes	0.16%	(0.29)%	(0.24)%
Other	(0.06)%	(0.03)%	(0.09)%
Effective income tax rate	4.23%	(0.35)%	(2.23)%

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013
(dollars in thousands, except share data)

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2015	2014	2013
Deferred tax assets:
Depreciation and amortization	$—	$837	$—
Prepaid fees and rent	1,976	2,091	1,156
Net operating loss	5,175	1,724	—
Deferred rent	2,063	—	—
Tax credits	26	—	—
Other	70	20	23
Total deferred tax assets	9,310	4,672	1,179
Less valuation allowance	—	—	—
Net deferred tax assets	9,310	4,672	1,179
Deferred tax liabilities:
Depreciation and amortization	553	—	853
Deferred revenues	—	—	—
Total deferred tax liabilities	553	—	853
Total net deferred tax assets	$8,757	$4,672	$326

Net deferred tax assets are recorded within "Receivables and other assets, net" and net deferred tax liabilities are recorded within "Accrued expenses and other liabilities" in the Consolidated Balance Sheets.

As of December 31, 2015, the Company had a loss carryforward of approximately $13,423 for federal income tax purposes, which will begin to expire in 2034. The net operating loss carryforward can generally be used to offset future taxable income, if and when it arises.

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income by the TRS during the periods in which temporary differences become deductible and before the net operating loss carryforward expires. The Company has not recorded a valuation allowance against its deferred tax assets as of December 31, 2015 as management believes that it is more likely than not that its deferred tax assets will be realized.

The Company and its TRS file income tax returns with the U.S. federal government and various state and local jurisdictions. Generally, the Company is no longer subject to tax examinations by tax authorities for tax years ended prior to December 31, 2012. The Company’s TRS federal income tax return for the year ended December 31, 2013 is currently under examination. The Company cannot estimate when the examination will conclude or the impact such examination will have on the Company’s consolidated financial statements, if any. The Company has assessed its tax positions for all open years and concluded that there are no material uncertainties to be recognized. As of December 31, 2015, the Company does not believe that there will be a significant change to uncertain tax positions during the next 12 months.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013
(dollars in thousands, except share data)

13.	EQUITY AND EARNINGS PER SHARE
Equity and Dividends

On June 29, 2015, the Company issued 20,114,090 shares of its common stock in a public offering ("Public Offering") at a price of $13.75, for proceeds of $266,513, net of issuance costs. Certain executive officers and a director of the Company participated in this offering and purchased an aggregate of 101,817 shares at the public offering price.

During the years ended December 31, 2015 and 2014, dividends declared per common share were $0.75 and $0.23, respectively.

On December 1, 2015, the Company's board of directors authorized the repurchase of up to $100,000 of the Company's common stock ("Share Repurchase Program") over the next 12 months. Subsequently, on December 17, 2015, the board of directors authorized the Company to commence a modified “Dutch auction” self-tender offer to repurchase up to $30,000 in cash of shares of its common stock to upsize the original repurchase authorization to an aggregate of $130,000. See Note 17 for further information related to the tender offer. Under the Share Repurchase Program, the Company may purchase its shares from time to time in the open market or in privately negotiated transactions. During December 2015, the Company repurchased 1,112,000 shares at an average price of $9.22 per share for a total cost, including transaction costs, of $10,273. The shares were subsequently retired. The cost paid to acquire the shares in excess of par was recorded in "Additional paid-in capital" in the Consolidated Statements of Changes in Equity.

As of December 31, 2015, 1,556,115 shares of the Company's common stock were held by Fortress, through its affiliates, and its principals and employees.

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

Prior to the spin-off, Newcastle had issued rights relating to shares of Newcastle’s common stock (the “Newcastle options”) to the Manager in connection with capital raising activities. In connection with the spin-off, 5.5 million options that were held by the Manager, or by the directors, officers or employees of the Manager, were converted into an adjusted Newcastle option and a right relating to a number of shares of New Senior common stock (the “New Senior option”). The exercise price of each adjusted Newcastle option and New Senior option was set to collectively maintain the intrinsic value of the Newcastle option immediately prior to the spin-off and to maintain the ratio of the exercise price of the adjusted Newcastle option and the New Senior option, respectively, to the fair market value of the underlying shares as of the spin-off date, in each case based on the five day average closing price subsequent to the spin-off date. The options expired or expire, as applicable, between January 12, 2015 and August 18, 2024.

2015 Activity

In connection with the Public Offering, the Company granted options to the Manager, pursuant to the Management Agreement, relating to 2,011,409 shares of New Senior's common stock at a price of $13.75, which had a grant date fair value of $2,976. The assumptions used in valuing the options were: a 2.51% risk-free rate, a 8.16% dividend yield, 21.32% volatility and a 10 year term. The fair value of these options was recorded as an increase in equity with an offsetting reduction of capital proceeds received.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013
(dollars in thousands, except share data)

On July 16, 2015 and November 6, 2015, former and current employees of the Manager exercised options in respect of 12,499 and 162,492 shares, respectively, of the Company's common stock. In each case, the exercise of the options was accomplished pursuant to a cashless exercise, whereby the option holders surrendered 7,864 and 137,081 shares, respectively, of common stock based on the closing market prices on July 16, 2015 and November 5, 2015, which were $13.40 and $9.99 per share, respectively, to cover the per share exercise price of the options. The options had a weighted average exercise price of $8.43 per share.

2014 Activity

Upon joining the board, non-employee directors were, in accordance with the Plan, granted options relating to an aggregate of 20,000 shares of common stock. The fair value of such options was not material at the date of grant.

In December 2014, New Senior issued an aggregate of 1,370 shares of its common stock to an independent director as compensation.

The Company's outstanding options are summarized as follows:

	December 31, 2014	Exercised	Expired / Forfeited	Issued	December 31, 2015
Held by the Manager	4,991,752	—	(17,555)	2,011,409	6,985,606
Issued to the Manager and subsequently transferred to certain of the Manager’s employees	508,847	(174,991)	(37,777)	—	296,079
Issued to the independent directors	20,000	—	—	—	20,000
Total	5,520,599	(174,991)	(55,332)	2,011,409	7,301,685

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013
(dollars in thousands, except share data)

The following table summarizes the Company's outstanding options as of December 31, 2015. The last sale price on the NYSE for the Company's common stock in the year ended December 31, 2015 was $9.86 per share.

Recipient	Date of Grant / Exercise (A)	Number of Options	Options Exercisable	Weighted Average Exercise Price (B)	Intrinsic Value (millions)
Manager (C)	2004 - 2007	227,073	144,661	$56.10	$—
Manager	March 2011	182,527	182,527	7.18	0.5
Manager	September 2011	283,305	283,305	4.09	1.6
Manager (C)	April 2012	311,191	257,660	7.66	0.7
Manager (C)	May 2012	377,495	312,026	8.75	0.4
Manager (C)	July 2012	416,522	346,343	8.71	0.5
Manager (C)	January 2013	958,331	958,331	14.42	—
Manager (C)	February 2013	383,331	383,331	16.85	—
Manager (C)	June 2013	670,829	670,829	17.89	—
Manager (C)	November 2013	965,847	804,873	19.23	—
Manager	August 2014	765,416	408,222	20.89	—
Directors	November 2014	20,000	8,666	17.21	—
Manager	June 2015	2,011,409	402,282	$13.75	$—
Total		7,573,276	5,163,056
Less:
Exercised options	2014	14,188	N/A	$8.41	N/A
Exercised options	2015	174,991	N/A	8.43	N/A
Expired options	2004 - 2005	82,412	N/A	58.55	N/A
Total outstanding options		7,301,685	5,163,056	$15.50

(A)	Options expire on the tenth anniversary from date of grant.

(B)	The strike prices are subject to adjustment in connection with return of capital dividends.

(C)	The Manager assigned certain of its options to Fortress’s employees as follows:

Date of Grant	Range of Strike Prices		Total Unexercised Inception to Date
	Min	Max
2004 - 2007	$53.26	$60.92	29,422
2012	7.66	8.75	—
2013	$14.42	$19.23	266,657
Total			296,079

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013
(dollars in thousands, except share data)

Earnings Per Share

The Company is required to present both basic and diluted EPS. Basic EPS is calculated by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted EPS is computed by dividing net loss by the weighted average number of shares of common stock outstanding plus the additional dilutive effect, if any, of common stock equivalents during each period. The Company's common stock equivalents are its outstanding stock options.

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

During the years ended December 31, 2015 and 2014, 635,624 and 162,563 potentially dilutive shares, respectively, were excluded given the Company’s loss position. During the year ended December 31, 2013 there were no potentially dilutive shares outstanding as EPS for this period assumes the same number of shares outstanding as issued upon its spin-off from Newcastle.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013
(dollars in thousands, except share data)

14.	CONCENTRATION OF CREDIT RISK
The following graphs present the Company's managed properties and triple net lease properties as a percentage of the Company's real estate investments (based on their carrying amount):
Managed Properties
The following table presents the properties managed by Holiday and Blue Harbor as a percentage of segment real estate investments, segment revenue and segment NOI:

	As of and for the year ended December 31,
	2015		2014		2013
	Holiday	Blue Harbor	Holiday	Blue Harbor	Holiday	Blue Harbor
Segment Real Estate Investments	77.9%	17.5%	44.2%	53.0%	52.8%	47.2%
Segment Revenue	57.7%	38.8%	45.4%	54.4%	29.6%	70.4%
Segment NOI	62.2%	34.4%	41.8%	57.9%	23.3%	76.7%
Because Holiday and Blue Harbor manage, but do not lease the Company's properties in the Managed Properties segment, the Company is not directly exposed to their credit risk in the same manner or to the same extent as the Company's triple net lease tenants. However, the Company relies on Holiday and Blue Harbor's personnel, expertise, accounting resources and information systems, proprietary information, good faith and judgment to manage the Company's properties efficiently and effectively. The Company also relies on Holiday and Blue Harbor to otherwise operate the Company's properties in compliance with the terms of the Property Management Agreements, although the Company has various rights as the property owner to terminate and exercise remedies under the Property Management Agreements. Holiday's and Blue Harbor’s inability or unwillingness to satisfy their obligations under those agreements, to efficiently and effectively manage the Company's properties, or to provide timely and accurate accounting information could have a material adverse effect on the Company. Additionally, significant changes in Holiday's and Blue Harbor’s senior management or adverse developments in their business and affairs or financial condition could have a material adverse effect on the Company.
Triple Net Lease Properties
The following table presents lease agreements with the tenant for the Holiday Portfolios as a percentage of the Company's total revenue and segment NOI:

	Year Ended December 31,
	2015	2014	2013
Total Revenue	23.0%	35.0%	2.3%
Segment NOI	45.0%	62.5%	7.8%

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013
(dollars in thousands, except share data)

Pursuant to the triple net lease arrangements, the tenants are contractually obligated to pay for all property related expenses, including taxes, insurance, repairs and maintenance, utilities and capital expenditures. If any tenant defaults under the lease, material adverse effects may include loss in  revenues and funding of certain property related costs. In addition, each of the leases requires the tenant to comply with the terms of mortgage financing documents, if any, affecting the properties and has guaranty and cross default provisions tied to other leases with the same tenant.

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
The Company monitors the creditworthiness of its tenants by evaluating the ability of the tenants to meet their lease obligations to the Company based on the tenants’ financial performance, including the evaluation of tenant lease obligations. The Company periodically obtains various financial and operational information and reviews this information in conjunction with contractually agreed coverage metrics to monitor the financial condition and performance of the tenants, and ultimately, the tenants’ ability to generate sufficient liquidity to meet their obligations under the leases.

Each triple net master lease includes (i) a covenant requiring the tenant for the Holiday Portfolios to maintain a minimum lease coverage ratio, which the triple net master lease defines as net operating income less a reserve for capital expenditures for the applicable trailing 12-month period for the Holiday Portfolios divided by the base rental revenue for such trailing 12-month period, which steps up during the term of the lease and is subject to certain cure provisions, (ii) minimum capital expenditure requirements, (iii) customary operating covenants, events of default, and remedies, (iv) a non-compete clause restricting certain affiliates of the tenant for the Holiday Portfolios from developing or constructing new independent living properties within a specified radius of any property acquired by the Company in this transaction, and (v) restrictions on a change of control of the tenant for the Holiday Portfolios and Guarantor (as defined below), subject to certain exceptions. The triple net master leases also require the tenant for the Holiday Portfolios to fund a security deposit in the amount of approximately $43,354, which serves as security for the tenant for the Holiday Portfolios' performance of its obligations to the Company. Additionally, the tenant for the Holiday Portfolios granted the Company a first priority security interest in certain personal property and receivables arising from the operations of the Holiday Portfolios, which security interest also secures the tenant for the Holiday Portfolios' obligations under the triple net master leases. The tenant for the Holiday Portfolios' obligations to the Company under the triple net master leases are further guaranteed by Holiday AL Holdings LP, (the “Guarantor”), an affiliate of Fortress. The Guarantor is required to maintain a minimum net worth of $150,000, a minimum fixed charge coverage ratio of 1.10 and a maximum leverage ratio of 10 to 1.

15.	FUTURE MINIMUM RENTS
The following table sets forth future contracted minimum rental receipts from tenants within the Triple Net Lease Properties segment, excluding contingent payment escalations, as of December 31, 2015:

Years Ending December 31
2016	$91,286
2017	95,216
2018	98,457
2019	101,700
2020	105,052
Thereafter	1,234,647
Total	$1,726,358

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013
(dollars in thousands, except share data)

16.	COMMITMENTS AND CONTINGENCIES
As of December 31, 2015, management believes there are no material contingencies that would affect the Company’s results of operations, cash flows or financial position.

Certain Obligations, Liabilities and Litigation

The Company is and may become subject to various obligations, liabilities, investigations, inquiries and litigation assumed in connection with or arising out of its acquisitions or otherwise arising in connection with its on-going business. Some of these liabilities may be indemnified by third parties. However, if these liabilities, investigations and inquiries are greater than expected or were not known to the Company at the time of acquisition, if the Company is not entitled to indemnification, or if the responsible third party fails to indemnify the Company for these liabilities, such obligations, liabilities and litigation could have a material adverse effect on the Company. In addition, in connection with the sale or leasing of properties, the Company may incur various obligations and liabilities, including indemnification obligations, relating to the operations of those properties, which could have a material adverse effect on the Company’s financial position, cash flows and results of operations.

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

Environmental Costs

As a commercial real estate owner, the Company is subject to potential environmental costs. As of December 31, 2015, management of the Company is not aware of any environmental concerns that would have a material adverse effect on the Company’s financial position or results of operations.

Capital Improvement, Repair and Lease Commitments

The Company is committed to making $4,000 immediately available for capital improvements to the triple net lease properties under the LCS Portfolio, of which $300 has been funded as of December 31, 2015. The Company also agreed to make available an additional $11,500 at certain intervals over the 15 year lease period to be used for further capital improvements. Upon funding the capital improvements, the Company will be entitled to a rent increase. Additionally, the Company is committed under the Watermark triple net lease property to make $1,000 available for lender mandated repairs and $1,000 available for additional capital improvements during the 15 year lease period, of which $85 has been funded as of December 31, 2015. Upon funding the capital improvements, the Company will be entitled to a rent increase.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013
(dollars in thousands, except share data)

17.	SUBSEQUENT EVENTS
These Consolidated Financial Statements include a discussion of material events, if any, which have occurred subsequent to December 31, 2015 (referred to as subsequent events) through the issuance of the Consolidated Financial Statements.

On December 17, 2015, the board of directors authorized the Company to commence a modified “Dutch auction” self-tender offer to repurchase up to $30,000 in cash of shares of its common stock to upsize the Share Repurchase Program to an aggregate of $130,000. The tender offer commenced on December 17, 2015 and expired on January 19, 2016. The Company incurred $30,783, including transaction costs, to repurchase 3,333,333 shares at a tender price of $9.00 per share.

On February 23, 2016, the Company's board of directors declared a cash dividend on its common stock of $0.26 per common share for the quarter ended December 31, 2015. The dividend is payable on March 22, 2016 to shareholders of record on March 8, 2016.

18.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

2015	Quarter Ended				Year Ended December 31
	March 31	June 30	September 30	December 31
Revenue	$73,860	$91,200	$104,985	$118,433	$388,478
Net operating income	39,589	48,376	53,225	57,745	198,935
Loss before income taxes	(21,348)	(21,061)	(18,337)	(25,334)	(86,080)
Income tax (benefit) expense	(95)	129	(378)	(3,311)	(3,655)
Net loss	$(21,253)	$(21,190)	$(17,959)	$(22,023)	$(82,425)

Loss per share of common stock
Basic and diluted	$(0.32)	$(0.32)	$(0.21)	$(0.26)	$(1.08)
Weighted average number of shares of common stock outstanding
Basic and diluted	66,415,415	66,857,483	86,533,384	86,271,022	76,601,161

2014	Quarter Ended				Year Ended December 31
	March 31	June 30	September 30	December 31
Revenue	$57,835	$59,623	$67,145	$70,382	$254,985
Net operating income	32,276	33,427	38,369	38,671	142,743
Loss before income taxes	(10,578)	(10,403)	(10,801)	(14,461)	(46,243)
Income tax (benefit) expense	360	627	350	(1,177)	160
Net loss	$(10,938)	$(11,030)	$(11,151)	$(13,284)	$(46,403)

Loss per share of common stock
Basic and diluted	$(0.16)	$(0.17)	$(0.17)	$(0.20)	$(0.70)
Weighted average number of shares of common stock outstanding
Basic and diluted	66,399,857	66,399,857	66,399,857	66,404,051	66,400,914

Results of operations for 2015 include $2.2 million in out of period adjustments which primarily relate to: (a) a $2.2 million tax benefit recognized in the fourth quarter for deferred tax assets originating in the Company's TRS which should have been recognized in prior years and (b) an adjustment of approximately $1.8 million in additional amortization of acquired intangibles recognized in the fourth quarter, the majority of which should have been recognized in the three-month period ended September 30, 2015. The Company does not believe these out of period adjustments are material to its financial position or results of operations for any prior periods, nor to the year ended December 31, 2015.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2015
(dollars in thousands)

		Location			Initial Cost to the Company				Gross Amount Carried at Close of Period
Property Name	Type	City	State	Encumbrances	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Total (A)	Accumulated Depreciation	Net Book Value	Year Constructed / Renovated	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Managed Properties
Andover Place	IL	Little Rock	AR	13,995	1,142	13,964	553	80	1,142	13,993	604	15,739	(185)	15,554	1991/NA	2015	3-40 years
Desert Flower	AL/MC	Scottsdale	AZ	18,518	2,295	16,901	101	513	2,295	17,231	284	19,810	(1,746)	18,064	1999/2005	2012	3-40 years
Arcadia Place	IL	Vista	CA	16,575	1,114	13,595	539	59	1,114	13,643	549	15,306	(177)	15,129	1989/NA	2015	3-40 years
Chateau at Harveston	IL	Temecula	CA	25,275	1,564	27,532	838	25	1,564	27,545	850	29,959	(667)	29,292	2008/NA	2015	3-40 years
Golden Oaks	IL	Yucaipa	CA	22,735	772	24,989	867	30	772	25,006	880	26,658	(650)	26,008	2008/NA	2015	3-40 years
Orchard Park	AL/MC	Clovis	CA	17,330	1,126	16,889	45	457	1,126	17,140	251	18,517	(1,677)	16,840	1998/2007	2012	3-40 years
Rancho Village	IL	Palmdale	CA	18,660	323	22,341	882	42	323	22,364	902	23,589	(603)	22,986	2008/NA	2015	3-40 years
Sun Oak	AL/MC	Citrus Heights	CA	3,862	821	3,145	59	93	821	3,192	105	4,118	(379)	3,739	1997/2011	2012	3-40 years
Sunshine Villa	AL/MC	Santa Cruz	CA	22,438	2,243	21,082	58	473	2,243	21,350	262	23,855	(2,153)	21,702	1990/NA	2012	3-40 years
The Remington	IL	Hanford	CA	13,628	1,154	14,106	559	25	1,154	14,112	579	15,845	(184)	15,661	1997/NA	2015	3-40 years
The Springs of Escondido	IL	Escondido	CA	15,375	1,001	12,199	485	28	1,001	12,216	497	13,714	(158)	13,556	1986/NA	2015	3-40 years
The Springs of Napa	IL	Napa	CA	15,408	987	12,095	478	49	987	12,100	521	13,608	(159)	13,449	1996/NA	2015	3-40 years
Quincy Place	IL	Denver	CO	16,435	1,523	18,665	737	43	1,523	18,671	774	20,968	(245)	20,723	1996/NA	2015	3-40 years
Augustine Landing	IL	Jacksonville	FL	19,076	1,459	17,875	707	44	1,459	17,881	744	20,084	(236)	19,848	1999/NA	2015	3-40 years
Balmoral	AL/MC	Lake Placid	FL	2,415	1,173	4,548	838	249	1,173	4,594	1,042	6,809	(810)	5,999	2007/NA	2013	3-40 years
Barkley Place	AL/MC	Fort Myers	FL	11,395	1,929	9,159	1,040	528	1,929	9,448	1,278	12,655	(955)	11,700	1988/NA	2013	3-40 years
Bayside Terrace	AL/MC	Pinellas Park	FL	7,740	1,407	9,481	849	860	1,407	9,926	1,265	12,598	(1,224)	11,374	1986/2007	2013	3-40 years
Bradenton Oaks	AL/MC	Bradenton	FL	5,250	1,161	9,207	748	633	1,161	9,501	1,087	11,749	(1,119)	10,630	1973/1988	2013	3-40 years
Emerald Park	AL/MC	Hollywood	FL	5,330	897	4,165	509	647	897	4,453	868	6,218	(734)	5,484	1998/NA	2013	3-40 years
Forest Oaks	AL/MC	Spring Hill	FL	7,218	786	5,614	530	167	786	5,657	655	7,098	(696)	6,402	1988/2006	2013	3-40 years
Grace Manor	AL/MC	Port Orange	FL	4,146	726	5,430	266	12	726	5,435	273	6,434	(138)	6,296	2011/NA	2015	3-40 years
Lake Morton Plaza	AL/MC	Lakeland	FL	8,772	1,098	14,707	918	352	1,098	14,836	1,141	17,075	(1,459)	15,616	1984/NA	2013	3-40 years
Marion Woods	IL	Ocala	FL	19,936	1,459	17,879	707	85	1,459	17,891	780	20,130	(239)	19,891	2003/NA	2015	3-40 years
Renaissance	AL/MC	Sanford	FL	5,361	1,390	8,900	630	571	1,390	9,317	784	11,491	(1,006)	10,485	1984/NA	2013	3-40 years
Royal Palm	AL/MC	Port Charlotte	FL	14,350	2,019	13,697	1,372	907	2,019	14,312	1,664	17,995	(1,685)	16,310	1985/NA	2013	3-40 years
Spring Haven	AL/MC	Winter Haven	FL	18,550	3,446	21,524	1,478	1,085	3,446	22,177	1,909	27,532	(2,304)	25,228	1984/NA	2013	3-40 years
Spring Oaks	AL/MC	Brooksville	FL	5,625	700	5,078	439	225	700	5,134	608	6,442	(642)	5,800	1988/NA	2013	3-40 years
Sterling Court	IL	Deltona	FL	9,365	1,095	13,960	954	45	1,095	13,978	982	16,055	(458)	15,597	2008/NA	2015	3-40 years
Summerfield	AL/MC	Bradenton	FL	12,435	1,367	14,361	1,248	846	1,367	14,509	1,945	17,821	(1,750)	16,071	1988/NA	2013	3-40 years
Sunset Lake Village	AL/MC	Venice	FL	10,055	1,073	13,254	838	320	1,073	13,316	1,096	15,485	(1,354)	14,131	1998/NA	2013	3-40 years
The Grande	AL/MC	Brooksville	FL	7,410	1,754	8,537	568	554	1,754	8,887	772	11,413	(949)	10,464	1960/2012	2013	3-40 years
The Plaza at Pembroke	AL/MC	Hollywood	FL	4,575	924	4,630	399	302	924	4,706	625	6,255	(599)	5,656	1988/2012	2013	3-40 years
University Pines	IL	Pensacola	FL	21,057	1,586	19,453	768	46	1,586	19,484	783	21,853	(256)	21,597	1996/NA	2015	3-40 years
Venetian Gardens	IL	Venice	FL	16,565	865	21,172	860	72	865	21,198	906	22,969	(590)	22,379	2007/NA	2015	3-40 years
Village Place	AL/MC	Port Charlotte	FL	8,365	1,064	8,503	680	435	1,064	8,571	1,047	10,682	(1,003)	9,679	1998/NA	2013	3-40 years

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2015
(dollars in thousands)

		Location			Initial Cost to the Company				Gross Amount Carried at Close of Period
Property Name	Type	City	State	Encumbrances	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Total (A)	Accumulated Depreciation	Net Book Value	Year Constructed / Renovated	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Windward Palms	IL	Boynton Beach	FL	16,805	1,564	20,096	867	84	1,564	20,122	925	22,611	(581)	22,030	2007/NA	2015	3-40 years
Ivy Springs Manor	AL/MC	Buford	GA	13,704	1,825	13,657	671	81	1,825	13,706	703	16,234	(352)	15,882	2012/NA	2015	3-40 years
Pinegate	IL	Macon	GA	12,902	888	10,817	430	69	888	10,838	478	12,204	(144)	12,060	2001/NA	2015	3-40 years
Kalama Heights	IL	Kihei	HI	22,896	2,220	27,321	1,075	42	2,220	27,336	1,102	30,658	(361)	30,297	2000/NA	2015	3-40 years
Willow Park	AL/MC	Boise	ID	14,454	1,456	13,548	58	389	1,456	13,744	251	15,451	(1,423)	14,028	1997/2011	2012	3-40 years
Grandview	AL/MC	Peoria	IL	11,500	1,606	12,015	280	7	1,606	12,016	286	13,908	(426)	13,482	2014	2014	3-40 years
Redbud Hills	IL	Bloomington	IN	16,500	1,523	18,641	737	51	1,523	18,652	777	20,952	(245)	20,707	1998/NA	2015	3-40 years
Greenwood Terrace	IL	Lenexa	KS	19,643	1,586	19,475	768	24	1,586	19,489	777	21,852	(256)	21,596	2003/NA	2015	3-40 years
The Waterford	IL	Shreveport	LA	6,530	1,267	4,070	376	382	1,267	4,286	542	6,095	(240)	5,855	1999/NA	2015	3-40 years
Bluebird Estates	IL	East Longmeadow	MA	22,085	5,745	24,591	954	45	5,745	24,611	979	31,335	(715)	30,620	2008/NA	2015	3-40 years
Quail Run Estates	IL	Agawam	MA	18,799	1,776	21,799	860	87	1,776	21,812	935	24,523	(291)	24,232	1996/NA	2015	3-40 years
Ashford Court	IL	Westland	MI	9,360	1,500	9,000	450	381	1,500	9,253	578	11,331	(718)	10,613	1988/1992/1997	2014	3-40 years
Genesee Gardens	IL	Flint Township	MI	15,900	1,332	16,290	645	29	1,332	16,300	664	18,296	(213)	18,083	2001/NA	2015	3-40 years
The Heatherwood	IL	Southfield	MI	3,920	462	2,707	251	390	462	2,788	561	3,811	(162)	3,649	1986/NA	2015	3-40 years
The Gardens	AL/MC	Ocean Springs	MS	6,185	850	7,034	460	238	850	7,137	595	8,582	(417)	8,165	1999/2004/2013	2014	3-40 years
Aspen View	IL	Billings	MT	14,110	1,713	21,026	827	49	1,713	21,042	860	23,615	(277)	23,338	1996/NA	2015	3-40 years
Cedar Ridge	IL	Burlington	NC	15,637	1,743	21,368	844	28	1,743	21,387	853	23,983	(279)	23,704	2006/NA	2015	3-40 years
Courtyards at Berne Village	AL/MC	New Bern	NC	19,970	1,657	12,892	1,148	610	1,657	13,077	1,572	16,306	(1,548)	14,758	1985/2004	2013	3-40 years
Crescent Heights	IL	Concord	NC	21,285	1,960	21,290	867	33	1,960	21,299	891	24,150	(606)	23,544	2008/NA	2015	3-40 years
Independence Village	IL	Winston Salem	NC	13,440	1,428	13,286	499	372	1,428	13,472	685	15,585	(447)	15,138	1989/NA	2015	3-40 years
Lodge at Wake Forest	IL	Wake Forest	NC	22,820	1,209	22,571	867	65	1,209	22,593	910	24,712	(605)	24,107	2008/NA	2015	3-40 years
Shads Landing	IL	Charlotte	NC	22,005	1,939	21,988	846	21	1,939	21,995	860	24,794	(642)	24,152	2008/NA	2015	3-40 years
Woods at Holly Tree	IL	Wilmington	NC	27,382	2,474	30,483	1,198	92	2,474	30,495	1,279	34,248	(408)	33,840	2001/NA	2015	3-40 years
Rolling Hills Ranch	IL	Omaha	NE	14,475	1,022	16,251	846	62	1,022	16,284	875	18,181	(490)	17,691	2007/NA	2015	3-40 years
Kirkwood Corners	AL/MC	Lee	NH	2,490	577	1,847	124	154	577	1,926	199	2,702	(178)	2,524	1996	2014	3-40 years
Maple Suites	IL	Dover	NH	25,205	1,084	30,944	838	50	1,084	30,966	865	32,915	(843)	32,072	2007/NA	2015	3-40 years
Pine Rock Manor	AL/MC	Warner	NH	8,175	780	8,580	378	258	780	8,742	474	9,996	(657)	9,339	1994	2014	3-40 years

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2015
(dollars in thousands)

		Location			Initial Cost to the Company				Gross Amount Carried at Close of Period
Property Name	Type	City	State	Encumbrances	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Total (A)	Accumulated Depreciation	Net Book Value	Year Constructed / Renovated	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Pines of New Market	AL/MC	Newmarket	NH	5,950	628	4,879	353	154	628	4,982	403	6,013	(368)	5,645	1999	2014	3-40 years
Montara Meadows	IL	Las Vegas	NV	11,670	1,142	14,038	553	191	1,142	14,082	701	15,925	(195)	15,730	1986/NA	2015	3-40 years
Manor at Woodside	IL	Poughkeepsie	NY	17,365	—	12,130	670	559	—	12,577	782	13,359	(1,273)	12,086	2001/NA	2013	3-40 years
Alexis Gardens	IL	Toledo	OH	17,384	1,396	17,083	676	118	1,396	17,111	766	19,273	(231)	19,042	2002/NA	2015	3-40 years
Copley Place	IL	Copley	OH	15,500	553	19,125	867	52	553	19,151	893	20,597	(542)	20,055	2008/NA	2015	3-40 years
Lamplight	AL/MC	Dayton	OH	6,900	1,056	7,755	750	470	1,056	7,872	1,103	10,031	(806)	9,225	1994/NA	2014	3-40 years
The Wellington	IL	Oklahoma City	OK	4,580	744	5,181	383	163	744	5,289	439	6,472	(223)	6,249	2000/NA	2015	3-40 years
Parkrose Chateau	IL	Portland	OR	12,569	1,743	21,420	844	79	1,743	21,429	914	24,086	(285)	23,801	1991/NA	2015	3-40 years
Regent Court	AL/MC	Corvallis	OR	5,783	1,044	4,974	8	250	1,044	5,126	107	6,277	(541)	5,736	1999/NA	2012	3-40 years
Sheldon Park	AL/MC	Eugene	OR	20,806	929	20,662	91	391	929	20,982	162	22,073	(2,060)	20,013	1998/NA	2012	3-40 years
Stone Lodge	IL	Bend	OR	19,675	2,093	25,730	1,014	86	2,093	25,748	1,083	28,924	(343)	28,581	1999/NA	2015	3-40 years
Glen Riddle	AL/MC	Media	PA	20,000	1,931	16,169	870	358	1,931	16,376	1,021	19,328	(1,541)	17,787	1995/NA	2013	3-40 years
Niagara Village	IL	Erie	PA	12,845	1,269	15,508	615	40	1,269	15,513	650	17,432	(203)	17,229	1999/NA	2015	3-40 years
Schenley Gardens	AL/MC	Pittsburgh	PA	6,500	3,227	11,521	410	699	3,227	11,897	733	15,857	(1,091)	14,766	1996/NA	2013	3-40 years
Indigo Pines	IL	Hilton Head	SC	15,334	1,332	16,292	645	36	1,332	16,318	655	18,305	(213)	18,092	1999/NA	2015	3-40 years
Holiday Hills Estates	IL	Rapid City	SD	12,063	1,837	22,552	890	31	1,837	22,568	905	25,310	(296)	25,014	1999/NA	2015	3-40 years
Echo Ridge	IL	Knoxville	TN	20,910	1,840	22,540	891	36	1,840	22,554	914	25,308	(297)	25,011	1997/NA	2015	3-40 years
Powell	AL/MC	Powell	TN	3,720	761	6,482	310	68	761	6,489	371	7,621	(331)	7,290	2013	2014	3-40 years
Raintree	AL/MC	Knoxville	TN	7,430	643	8,642	490	213	643	8,723	622	9,988	(538)	9,450	2012	2014	3-40 years
Courtyards	AL/MC	Fort Worth	TX	20,775	2,140	16,671	672	768	2,140	17,102	1,009	20,251	(2,176)	18,075	1986/NA	2012	3-40 years
Cypress Woods	IL	Kingwood	TX	17,800	1,376	19,815	860	51	1,376	19,841	885	22,102	(565)	21,537	2008/NA	2015	3-40 years
Legacy at Bear Creek	AL/MC	Keller	TX	11,375	1,754	13,124	645	8	1,754	13,127	650	15,531	(121)	15,410	2013/NA	2015	3-40 years
Legacy at Georgtown	AL/MC	Georgetown	TX	14,625	2,255	16,874	829	3	2,255	16,874	832	19,961	(155)	19,806	2013/NA	2015	3-40 years
Windsor	AL/MC	Dallas	TX	33,875	5,580	31,307	1,251	386	5,580	31,522	1,420	38,522	(1,498)	37,024	1972/2009	2014	3-40 years
Canyon Creek	AL/MC	Cottonwood Heights	UT	17,133	1,488	16,308	58	411	1,488	16,531	245	18,264	(1,671)	16,593	2001/NA	2012	3-40 years
Chateau Brickyard	IL	Salt Lake City	UT	6,600	700	3,297	15	721	700	3,790	242	4,732	(488)	4,244	1984/2007	2012	3-40 years
Golden Living	AL/MC	Taylorsville	UT	7,455	1,111	3,126	39	496	1,111	3,419	241	4,771	(501)	4,270	1976/1994	2012	3-40 years
Heritage Place	AL/MC	Bountiful	UT	13,970	570	9,558	50	1,061	570	10,293	377	11,240	(1,167)	10,073	1978/2000	2012	3-40 years
Olympus Ranch	IL	Murray	UT	18,890	1,407	20,515	846	41	1,407	20,535	867	22,809	(542)	22,267	2008/NA	2015	3-40 years
Elm Park Estates	IL	Roanoke	VA	13,582	1,332	16,320	645	53	1,332	16,335	684	18,351	(215)	18,136	1991/NA	2015	3-40 years
Heritage Oaks	IL	Richmond	VA	11,550	1,630	9,570	705	538	1,630	9,815	998	12,443	(1,035)	11,408	1987/NA	2013	3-40 years
Bridge Park	IL	Seattle	WA	15,890	2,315	18,607	1,136	55	2,315	18,622	1,175	22,112	(548)	21,564	2008/NA	2015	3-40 years
Peninsula	IL	Gig Harbor	WA	21,455	2,085	21,983	846	36	2,085	21,999	865	24,949	(579)	24,370	2008/NA	2015	3-40 years
The Jefferson	IL	Middleton	WI	13,394	1,205	14,744	584	80	1,205	14,757	652	16,614	(197)	16,417	2005/NA	2015	3-40 years
Managed Properties Total				1,338,755	139,745	1,416,726	62,222	23,697	139,745	1,428,491	74,154	1,642,390	(65,548)	1,576,842

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2015
(dollars in thousands)

		Location			Initial Cost to the Company				Gross Amount Carried at Close of Period
Property Name	Type	City	State	Encumbrances	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Total (A)	Accumulated Depreciation	Net Book Value	Year Constructed / Renovated	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Triple Net Lease
Vista de la Montana	IL	Surprise	AZ	9,493	1,131	11,077	635	—	1,131	11,077	635	12,843	(841)	12,002	1998/NA	2013	3-40 years
Simi Hills	IL	Simi Valley	CA	19,338	3,209	21,999	730	—	3,209	21,999	730	25,938	(1,435)	24,503	2006/NA	2013	3-40 years
The Westmont	IL	Santa Clara	CA	13,898	—	18,049	754	—	—	18,049	754	18,803	(1,272)	17,531	1991/NA	2013	3-40 years
Courtyard at Lakewood	IL	Lakewood	CO	11,836	1,327	14,198	350	—	1,327	14,199	350	15,876	(896)	14,980	1992/NA	2013	3-40 years
Greeley Place	IL	Greeley	CO	10,954	237	13,859	596	—	237	13,859	597	14,693	(954)	13,739	1986/NA	2013	3-40 years
Parkwood Estates	IL	Fort Collins	CO	14,404	638	18,055	627	—	638	18,055	627	19,320	(1,184)	18,136	1987/NA	2013	3-40 years
Pueblo Regent	IL	Pueblo	CO	10,808	446	13,800	377	—	446	13,800	377	14,623	(856)	13,767	1985/NA	2013	3-40 years
Lodge at Cold Spring	IL	Rocky Hill	CT	19,522	—	25,807	605	—	—	25,807	605	26,412	(1,574)	24,838	1998/NA	2013	3-40 years
Village Gate	IL	Farmington	CT	20,040	3,591	23,254	268	—	3,591	23,254	268	27,113	(1,290)	25,823	1989/NA	2013	3-40 years
Cherry Laurel	IL	Tallahassee	FL	16,571	1,100	20,457	669	—	1,100	20,457	669	22,226	(1,341)	20,885	2001/NA	2013	3-40 years
Desoto Beach Club	IL	Sarasota	FL	18,848	668	23,944	669	—	668	23,944	669	25,281	(1,514)	23,767	2005/NA	2013	3-40 years
Regency Residence	IL	Port Richey	FL	11,898	1,100	14,088	771	—	1,100	14,088	771	15,959	(1,033)	14,926	1987/NA	2013	3-40 years
Illahee Hills	IL	Urbandale	IA	9,720	694	11,981	476	—	694	11,981	476	13,151	(822)	12,329	1995/NA	2013	3-40 years
Palmer Hills	IL	Bettendorf	IA	9,484	1,488	10,878	466	—	1,488	10,878	466	12,832	(748)	12,084	1990/NA	2013	3-40 years
Blair House	IL	Normal	IL	11,522	329	14,498	627	—	329	14,498	627	15,454	(1,013)	14,441	1989/NA	2013	3-40 years
Grasslands Estates	IL	Wichita	KS	14,310	504	17,888	802	—	504	17,888	802	19,194	(1,257)	17,937	2001/NA	2013	3-40 years
Thornton Place	IL	Topeka	KS	11,439	327	14,415	734	—	327	14,415	734	15,476	(1,048)	14,428	1998/NA	2013	3-40 years
Jackson Oaks	IL	Paducah	KY	15,154	267	19,195	864	—	267	19,195	864	20,326	(1,347)	18,979	2004/NA	2013	3-40 years
Summerfield Estates	IL	Shreveport	LA	4,684	525	5,584	175	—	525	5,584	175	6,284	(356)	5,928	1988/NA	2013	3-40 years
Blue Water Lodge	IL	Fort Gratiot	MI	12,622	62	16,034	833	—	62	16,034	833	16,929	(1,185)	15,744	2001/NA	2013	3-40 years
Briarcrest Estates	IL	Ballwin	MO	13,635	1,255	16,509	525	—	1,255	16,510	525	18,290	(1,066)	17,224	1990/NA	2013	3-40 years
Country Squire	IL	St. Joseph	MO	13,304	864	16,353	627	—	864	16,353	627	17,844	(1,110)	16,734	1990/NA	2013	3-40 years
Orchid Terrace	IL	St. Louis	MO	21,087	1,061	26,636	833	—	1,061	26,636	833	28,530	(1,710)	26,820	2006/NA	2013	3-40 years
Chateau Ridgeland	IL	Ridgeland	MS	6,545	967	7,277	535	—	967	7,277	535	8,779	(607)	8,172	1986/NA	2013	3-40 years
Grizzly Peak	IL	Missoula	MT	12,983	309	16,447	658	—	309	16,447	658	17,414	(1,115)	16,299	1997/NA	2013	3-40 years
Durham Regent	IL	Durham	NC	19,081	1,061	24,149	605	—	1,061	24,149	605	25,815	(1,491)	24,324	1989/NA	2013	3-40 years
Jordan Oaks	IL	Cary	NC	17,535	2,103	20,847	774	—	2,103	20,847	774	23,724	(1,397)	22,327	2003/NA	2013	3-40 years
Sky Peaks	IL	Reno	NV	15,861	1,061	19,793	605	—	1,061	19,793	605	21,459	(1,289)	20,170	2002/NA	2013	3-40 years
Fleming Point	IL	Greece	NY	16,410	699	20,644	668	—	699	20,644	668	22,011	(1,338)	20,673	2004/NA	2013	3-40 years
Maple Downs	IL	Fayetteville	NY	20,209	782	25,656	668	—	782	25,656	668	27,106	(1,591)	25,515	2003/NA	2013	3-40 years
Stoneybrook Lodge	IL	Corvallis	OR	15,288	1,543	18,119	843	—	1,543	18,119	843	20,505	(1,286)	19,219	1999/NA	2013	3-40 years
Fountains at Hidden Lakes	IL	Salem	OR	5,522	903	6,568	—	—	903	6,568	—	7,471	(370)	7,101	1990/NA	2013	3-40 years
Hidden Lakes	IL	Salem	OR	13,985	1,389	16,639	893	—	1,389	16,639	893	18,921	(1,223)	17,698	1990/NA	2013	3-40 years
Rock Creek	IL	Hillsboro	OR	10,264	1,617	11,783	486	—	1,617	11,783	486	13,886	(805)	13,081	1996/NA	2013	3-40 years

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2015
(dollars in thousands)

		Location			Initial Cost to the Company				Gross Amount Carried at Close of Period
Property Name	Type	City	State	Encumbrances	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Total (A)	Accumulated Depreciation	Net Book Value	Year Constructed / Renovated	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Sheldon Oaks	IL	Eugene	OR	14,511	1,577	17,380	675	—	1,577	17,380	675	19,632	(1,183)	18,449	1995/NA	2013	3-40 years
The Regent	IL	Corvallis	OR	6,696	1,111	7,720	228	—	1,111	7,720	228	9,059	(485)	8,574	1983/NA	2013	3-40 years
Essex House	IL	Lemoyne	PA	20,272	936	25,585	669	—	936	25,585	668	27,189	(1,583)	25,606	2002/NA	2013	3-40 years
Manor at Oakridge	IL	Harrisburg	PA	19,317	992	24,379	764	—	992	24,379	764	26,135	(1,559)	24,576	2000/NA	2013	3-40 years
Walnut Woods	IL	Boyertown	PA	13,941	308	18,058	496	—	308	18,058	496	18,862	(1,122)	17,740	1997/NA	2013	3-40 years
Watermark at Logan Square	CCRC	Philadelphia	PA	52,000	4,821	59,964	2,284	—	4,821	59,965	2,284	67,070	(1,343)	65,727	1984/2009	2015	3-40 years
Uffelman Estates	IL	Clarksville	TN	8,459	625	10,521	298	—	625	10,521	298	11,444	(662)	10,782	1993/NA	2013	3-40 years
Arlington Plaza	IL	Arlington	TX	7,851	319	9,821	391	—	319	9,821	391	10,531	(677)	9,854	1987/NA	2013	3-40 years
The El Dorado	IL	Richardson	TX	10,621	1,316	12,220	710	—	1,316	12,220	710	14,246	(930)	13,316	1996/NA	2013	3-40 years
Ventura Place	IL	Lubbock	TX	14,910	1,018	18,034	946	—	1,018	18,034	946	19,998	(1,340)	18,658	1997/NA	2013	3-40 years
Dogwood Estates	IL	Denton	TX	14,961	1,002	18,525	714	—	1,002	18,525	714	20,241	(1,258)	18,983	2005/NA	2013	3-40 years
Madison Estates	IL	San Antonio	TX	12,303	1,528	14,850	268	—	1,528	14,850	268	16,646	(864)	15,782	1984/NA	2013	3-40 years
Pinewood Hills	IL	Flower Mound	TX	15,026	2,073	17,552	704	—	2,073	17,552	704	20,329	(1,205)	19,124	2007/NA	2013	3-40 years
The Bentley	IL	Dallas	TX	11,196	2,351	12,271	526	—	2,351	12,270	526	15,147	(849)	14,298	1996/NA	2013	3-40 years
Whiterock Court	IL	Dallas	TX	11,448	2,837	12,205	446	—	2,837	12,205	446	15,488	(823)	14,665	2001/NA	2013	3-40 years
Autumn Leaves	CCRC	Dallas	TX	16,457	3,851	18,729	1,097	—	3,851	18,728	1,097	23,676	(1,055)	22,621	1971/2012	2014	3-40 years
Monticello West	AL/MC	Dallas	TX	17,929	3,344	21,226	1,225	—	3,344	21,226	1,224	25,794	(1,174)	24,620	1980/2013	2014	3-40 years
Parkwood Healthcare	CCRC	Bedford	TX	13,181	2,746	15,463	755	—	2,746	15,463	755	18,964	(835)	18,129	1986/2008	2014	3-40 years
Parkwood Retirement	IL	Bedford	TX	10,269	2,829	11,639	306	—	2,829	11,639	306	14,774	(557)	14,217	1986/2007	2014	3-40 years
Signature Pointe	CCRC	Dallas	TX	25,201	5,192	29,486	1,579	—	5,192	29,486	1,579	36,257	(1,605)	34,652	1998/2013	2014	3-40 years
Walnut Place	CCRC	Dallas	TX	16,962	5,241	18,255	907	—	5,241	18,255	907	24,403	(974)	23,429	1980/2012	2014	3-40 years
Pioneer Valley Lodge	IL	North Logan	UT	14,694	1,049	17,920	740	—	1,049	17,920	740	19,709	(1,251)	18,458	2001/NA	2013	3-40 years
Colonial Harbor	IL	Yorktown	VA	16,718	2,211	19,523	689	—	2,211	19,523	689	22,423	(1,293)	21,130	2005/NA	2013	3-40 years
Oakwood Hills	IL	Eau Claire	WI	14,807	516	18,872	645	—	516	18,872	645	20,033	(1,249)	18,784	2003/NA	2013	3-40 years
Triple Net Lease Total				847,984	83,050	1,026,678	38,810	—	83,050	1,026,679	38,809	1,148,538	(64,240)	1,084,298
Grand Total				2,186,739	222,795	2,443,404	101,032	23,697	222,795	2,455,170	112,963	2,790,928	(129,788)	2,661,140

(A)	For United States federal income tax purposes, the initial aggregate cost basis, including furniture, fixtures, and equipment, was approximately $2.79 billion as of December 31, 2015.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2015
(dollars in thousands)

The following is a rollforward of the gross carrying amount and accumulated depreciation (depreciation is calculated on a straight line basis using the estimated useful lives detailed in Note 2):

	Year Ended December 31,
Gross carrying amount	2015	2014	2013
Beginning of period	$1,638,929	$1,373,428	$164,360
Acquisitions	1,140,896	260,543	1,205,607
Additions	11,411	8,538	3,502
Disposals and other	(308)	(3,580)	(41)
End of period	$2,790,928	$1,638,929	$1,373,428

Accumulated depreciation
Beginning of period	$(56,988)	$(10,526)	$(1,558)
Depreciation expense	(72,767)	(46,622)	(8,984)
Disposals and other	(33)	160	16
Balance at end of year	$(129,788)	$(56,988)	$(10,526)

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

(b)
Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2015, the Company’s internal controls over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

ITEM 9B. OTHER INFORMATION
On February 23, 2016, our board of directors increased the size of our board to seven (7) members and appointed Robert Savage as an independent director, effective immediately following our filing of this Annual Report on Form 10-K. Mr. Savage will serve as a Class III Director with a term expiring at the 2017 annual meeting of stockholders. Our board also appointed Mr. Savage as a member of the Nominating and Corporate Governance Committee and Compensation Committee of our board, effective immediately following our filing of this Annual Report on Form 10-K.
Mr. Savage was appointed pursuant to a settlement agreement (the “Settlement Agreement”) with Levin Capital Strategies, L.P., a Delaware limited partnership (“Levin”), and the other persons listed on Schedule A thereto (together with Levin, the “Levin Group” and each, a “Levin Group Member”). Set forth below is a summary of the material terms and conditions of the Settlement Agreement and such description is qualified in its entirety by reference to the full text of the Settlement Agreement, which is filed herewith as Exhibit 10.12 and incorporated by reference herein.
Based on information provided by it, the Levin Group currently beneficially owns in the aggregate 4,717,858 shares of our common stock, representing approximately 5.7% of the issued and outstanding shares of our common stock, and it has entered into swap contracts relating to an aggregate of 95,666 shares of our common stock, with respect to which the Levin Group does not have voting or dispositive power over such underlying shares.
The Settlement Agreement provides that, during the Standstill Period (as defined below), if Mr. Savage (or any replacement director) is unable or unwilling to serve, resigns or is removed as a director prior to the 2017 annual meeting of stockholders and at such time the Levin Group beneficially owns in the aggregate at least three percent (3.0%) of our then outstanding common stock, the Levin Group will have the ability to recommend a substitute director for Mr. Savage who qualifies as “independent” pursuant to the Securities and Exchange Commission and New York Stock Exchange listing standards. The Settlement Agreement also provides that, without the consent of Mr. Savage (or any replacement director), the size of our board shall not exceed seven (7) members prior to the 2017 annual meeting of stockholders.
Pursuant to the terms of the Settlement Agreement, the Levin Group has agreed to appear in person or by proxy at each annual or special meeting of stockholders held during the Standstill Period and vote all common stock beneficially owned by it in accordance with our board’s recommendation with respect to nominees for election as directors to our board and any other matter presented to the stockholders; provided that if the recommendation of Institutional Shareholder Services (“ISS”) or Glass, Lewis & Co. (“Glass Lewis”) differs from our board's recommendation with respect to any matter other than nominees for election as directors to our board, the Levin Group will have the right to vote any or all common stock beneficially owned by it in accordance with the recommendation of ISS or Glass Lewis solely with respect to such matters.
Under the terms of the Settlement Agreement, each Levin Group Member has agreed to certain restrictions during the Standstill Period, including, among others (in each case, subject to certain exceptions): (i) acquiring shares of our common stock in excess of 9.8% of our then outstanding shares, (ii) transferring shares of our common stock without our consent (other than (A) transfers to a controlled affiliate or (B) certain transfers to third parties in an ordinary course brokers’ transaction), (iii) soliciting proxies with respect to our securities, (iv) forming or joining any “group” (within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) with respect to our common stock, (v) seeking, or encouraging any person, to submit nominations in furtherance of a “contested solicitation” for the election or removal of directors, (vi) publicly making any offer or proposal with respect to any merger, acquisition, business combination, amalgamation, recapitalization, restructuring, disposition, distribution, spin-off, asset sale or other similar transaction involving us, (vii) making any public communication in opposition to any transaction approved by our board of directors, (viii) calling or seeking to call a special meeting of stockholders and (ix) disclosing any intention, plan or arrangement inconsistent with any provision of the Settlement Agreement.
The “Standstill Period” commenced on the date of the execution of the Settlement Agreement and extends until thirty (30) days prior to the deadline for the submission of stockholder nominations for directors for the 2017 annual meeting of stockholders pursuant to our bylaws. The Settlement Agreement remains in effect until the expiration of the Standstill Period.
Under the terms of the Settlement Agreement, we are required to reimburse the Levin Group, up to $25,000 in the aggregate, for the reasonable, documented out-of-pocket fees incurred by the Levin Group in connection with the negotiation and execution of the Settlement Agreement.
Each of the parties to the Settlement Agreement also agreed to mutual non-disparagement obligations. Mr. Savage has delivered a written acknowledgment agreeing to be bound by all our current policies, codes and guidelines applicable to directors.
As of the date of the appointment, Mr. Savage has not entered into or proposed to enter into any transactions required to be reported under Item 404(a) of Regulation S-K.

Mr. Savage will receive the standard annual Board compensation for non-employee directors for 2016 (prorated based on the date of his appointment). Standard annual Board compensation for 2016 is comprised of the fees described in our definitive proxy statement for the 2015 annual meeting of stockholders, filed with the Securities and Exchange Commission on April 17, 2015. As a new non-employee director, and as part of our standard board compensation, Mr. Savage is also expected to receive a one-time grant of fully-vested options relating to 5,000 shares of common stock with an exercise price equal to the fair market value of our common stock on the date of grant. These options will be settled in an amount of cash equal to the excess of the fair market value of a share of common stock on the date of exercise over the fair market value on the date of grant, unless a majority of our board’s independent directors (other than Mr. Savage) approves settlement in shares.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference to our definitive proxy statement for the 2015 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A Exchange Act, within 120 days after the fiscal year ended December 31, 2015.

ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference to our definitive proxy statement for the 2015 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A Exchange Act, within 120 days after the fiscal year ended December 31, 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENFICIAL OWNERS AND MANAGEMENT AND REALTED STOCKHOLDER MATTERS
Incorporated by reference to our definitive proxy statement for the 2015 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A Exchange Act, within 120 days after the fiscal year ended December 31, 2015.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Incorporated by reference to our definitive proxy statement for the 2015 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A Exchange Act, within 120 days after the fiscal year ended December 31, 2015.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated by reference to our definitive proxy statement for the 2015 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A Exchange Act, within 120 days after the fiscal year ended December 31, 2015.

PART IV

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

	3.1	Amended and Restated Certificate of Incorporation of the Registrant. (incorporated by reference to New Senior’s Report on Form 10-Q, Exhibit 3.1, filed on November 25, 2014).
	3.2	Amended and Restated Bylaws of the Registrant. (incorporated by reference to New Senior’s Report on Form 10- Q, Exhibit 3.2, filed on November 25, 2014).
	10.1	Management Agreement between the Registrant and FIG LLC (incorporated by reference to the Registrant's Current Report on Form 8-K, filed November 12, 2014).
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

	10.12	Settlement Agreement, dated as of February 23, 2016, by and among the Registrant and Levin Capital Strategies, L.P. and the other persons listed on Schedule A thereto.
	23.1	Consent of Ernst & Young LLP, independent registered accounting firm.
	23.2	Consent of Ernst & Young LLP, independent auditors, relating to financial statements of Holiday AL Holdings LP.
	31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
EX-99.1	Consolidated Financial Statements of Holiday AL Holdings LP for the years ended December 31, 2015, 2014, and 2013.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
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

February 26, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Wesley R. Edens
Wesley R. Edens
Chairman of the Board

February 26, 2016

By:	/s/ Susan Givens
Susan Givens
Director and Chief Executive Officer

February 26, 2016

By:	/s/ Justine A. Cheng
Justine A. Cheng
Chief Financial Officer

February 26, 2016

By:	/s/ Julien P. Hontang
Julien P. Hontang
Principal Accounting Officer

February 26, 2016

By:	/s/ Virgis W. Colbert
Virgis W. Colbert
Director

February 26, 2016

By:	/s/ Michael D. Malone
Michael D. Malone
Director

February 26, 2016

By:	/s/ Stuart A. McFarland
Stuart A. McFarland
Director

February 26, 2016

By:	/s/ Cassia van der Hoof Holstein
Cassia van der Hoof Holstein
Director

February 26, 2016