Form 10-Q
period 2016-03-31
New Senior Investment Group Inc.
filed 2016-05-05
CIK 1610114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Common stock, $0.01 par value per share: 82,114,218 shares outstanding as of April 29, 2016.

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

•
our ability to comply with the terms of our financings, any increase in our borrowing costs as a result of changes in interest rates or other factors, and our ability to pay down, refinance, restructure or extend our indebtedness as it becomes due;

•	our ability to manage our liquidity and sustain our dividend;

•
factors affecting the performance of our properties, such as increases in costs (including, but not limited to, the costs of labor, supplies, insurance and property taxes), the performance of our operators, and competition for residents as a result of new construction or other factors;

•	our dependence on our property managers and tenants to operate our properties effectively and in compliance with applicable law and the terms of our financings;

•
concentration risk with respect to Holiday Retirement ("Holiday"), which, as of March 31, 2016, managed 67 of the 96 properties in our managed portfolio and leased 51 of the 58 properties in our triple net lease portfolio, and risks associated with a change of control in the ownership or senior management of Holiday;

•
the ability of our property managers and tenants to effectively conduct their operations, maintain and improve our properties, to deliver high-quality services, to attract and retain qualified personnel and to attract residents;

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

•
the ability of our property managers, tenants and their respective guarantors to maintain the financial strength and liquidity necessary to satisfy their respective obligations and liabilities to us and third parties;

•	the ability and willingness of our tenants to make the rent and other payments due to us under our leases, and the possibility that our tenants will seek to renegotiate the terms of such leases;

•
our ability to reposition our leased properties on the same or better terms as we compete for tenants upon the expiration or earlier termination of our leases or with respect to additional properties that we may seek to lease in the future;

•
the quality and size of our investment pipeline, our ability to execute investments at attractive risk-adjusted prices, our ability to finance our investments on favorable terms, and our ability to deploy investable cash in a timely manner;

•	our ability to sell properties on favorable terms and to realize the anticipated benefits from any such dispositions;

•	changes in economic conditions generally and the real estate, senior housing and bond markets specifically;

•	our stock price performance and any disruption or lack of access to the capital markets or other sources of financing;

•	the impact of any current or future legal proceedings and regulatory investigations and inquiries on us, FIG LLC (our “Manager”) or our operators;

•	potential conflicts of interest relating to our external management structure or other factors, and our ability to effectively manage and resolve actual, potential or perceived conflicts of interest;

•	our ability to maintain effective internal control over financial reporting and our reliance on our operators for timely delivery of accurate property-level financial results;

•
our ability to maintain our qualification as a Real Estate Investment Trust ("REIT") for U.S. federal income tax purposes and the potentially onerous consequences that any failure to maintain such qualification would have on our business; and

•
our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “1940 Act”) and the fact that maintaining such exemption imposes limits on our business strategy.

Although we believe that the expectations reflected in any forward-looking statements contained herein are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. The factors noted above could cause our actual results to differ significantly from those contained in any forward-looking statement.

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

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	March 31, 2016	December 31, 2015
Assets	(Unaudited)
Real estate investments:
Land	$222,795	$222,795
Buildings, improvements and other	2,572,099	2,568,133
Accumulated depreciation	(152,185)	(129,788)
Net real estate property	2,642,709	2,661,140
Acquired lease and other intangible assets	308,917	308,917
Accumulated amortization	(191,699)	(166,714)
Net real estate intangibles	117,218	142,203
Net real estate investments	2,759,927	2,803,343

Cash and cash equivalents	79,865	116,881
Straight-line rent receivables	57,469	51,916
Receivables and other assets, net	44,822	45,319
Total Assets	$2,942,083	$3,017,459

Liabilities and Equity
Liabilities
Mortgage notes payable, net	$2,149,645	$2,151,317
Due to affiliates	10,593	9,644
Accrued expenses and other liabilities	88,559	89,173
Total Liabilities	$2,248,797	$2,250,134

Commitments and contingencies

Equity
Preferred Stock $0.01 par value, 100,000,000 shares authorized and none outstanding as of both March 31, 2016 and December 31, 2015	$—	$—
Common stock $0.01 par value, 2,000,000,000 shares authorized, 82,114,218 and 85,447,551 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	821	854
Additional paid-in capital	897,852	928,654
Accumulated deficit	(205,387)	(162,183)
Total Equity	$693,286	$767,325

Total Liabilities and Equity	$2,942,083	$3,017,459

See notes to Consolidated Financial Statements.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended March 31,
	2016	2015
Revenues
Resident fees and services	$89,706	$47,188
Rental revenue	28,239	26,672
Total revenues	117,945	73,860

Expenses
Property operating expense	60,625	34,271
Depreciation and amortization	47,367	30,157
Interest expense	22,788	15,312
Acquisition, transaction and integration expense	754	3,918
Management fees and incentive compensation to affiliate	3,928	3,050
General and administrative expense	4,370	3,409
Loss on extinguishment of debt	—	5,091
Other expense	187	—
Total expenses	$140,019	$95,208

Loss Before Income Taxes	(22,074)	(21,348)
Income tax benefit	(226)	(95)
Net Loss	$(21,848)	$(21,253)

Loss Per Share of Common Stock
Basic and diluted (A)	$(0.26)	$(0.32)

Weighted Average Number of Shares of Common Stock Outstanding
Basic and diluted (B)	83,066,599	66,415,415

Dividends Declared Per Share of Common Stock	$0.26	$—

(A)
Basic earnings per share ("EPS") is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the additional dilutive effect, if any, of common stock equivalents during each period.

(B)	All outstanding options were excluded from the diluted share calculation as their effect would have been anti-dilutive.

See notes to Consolidated Financial Statements.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)
(dollars in thousands, except share data)

	Common Stock
	Shares	Amount	Accumulated Deficit	Additional Paid-in Capital	Total Equity
Equity at December 31, 2015	85,447,551	$854	$(162,183)	$928,654	$767,325
Repurchase of common stock	(3,333,333)	(33)	—	(30,807)	(30,840)
Fair value of stock options issued	—	—	—	5	5
Dividends declared	—	—	(21,356)	—	(21,356)
Net loss	—	—	(21,848)	—	(21,848)
Equity at March 31, 2016	82,114,218	$821	$(205,387)	$897,852	$693,286

See notes to Consolidated Financial Statements.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2016	2015
Cash Flows From Operating Activities
Net loss	$(21,848)	$(21,253)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of tangible assets and amortization of intangible assets	47,403	30,193
Amortization of deferred financing costs	2,428	2,198
Amortization of deferred community fees	(372)	(563)
Amortization of premium on mortgage notes payable	(146)	230
Non-cash straight line rent	(5,553)	(6,166)
Loss on extinguishment of debt	—	5,091
Equity-based compensation	5	17
Provision for bad debt	523	467
Unrealized loss on interest rate caps	187	—
Changes in:
Receivables and other assets, net	317	(3,244)
Due to affiliates	949	3,042
Accrued expenses and other liabilities	(193)	2,985
Net cash provided by operating activities	$23,700	$12,997
Cash Flows From Investing Activities
Cash paid for acquisitions, net of deposits	$—	$(492,943)
Capital expenditures	(3,967)	(2,460)
Funds reserved for future capital expenditures	(1,182)	(445)
Deposits refunded (paid) for real estate investments	584	(4,955)
Net cash used in investing activities	$(4,565)	$(500,803)
Cash Flows From Financing Activities
Proceeds from mortgage notes payable	$—	$687,722
Principal payments of mortgage notes payable	(3,955)	(4,176)
Repayments of mortgage notes payable	—	(289,484)
Payment of exit fee on extinguishment of debt	—	(1,499)
Payment of deferred financing costs	—	(7,779)
Payment of common stock dividend	(21,356)	(15,276)
Purchase of interest rate caps	—	(989)
Repurchase of common stock	(30,840)	—
Net cash (used in) provided by financing activities	$(56,151)	$368,519
Net Decrease in Cash and Cash Equivalents	(37,016)	(119,287)
Cash and Cash Equivalents, Beginning of Period	116,881	226,377
Cash and Cash Equivalents, End of Period	$79,865	$107,090

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$20,365	$13,565
Cash paid during the period for income taxes	—	—

See notes to Consolidated Financial Statements.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2016
(dollars in thousands, except share data)

1.	ORGANIZATION

New Senior is a REIT primarily focused on investing in private pay senior housing properties. As of March 31, 2016, New Senior owned a diversified portfolio of 154 primarily private pay senior housing properties located across 37 states. The Company is listed on the New York Stock Exchange (“NYSE”) under the symbol “SNR” and is headquartered in New York, New York.

The Company operates in two reportable segments: (1) Managed Properties and (2) Triple Net Lease Properties.

Managed Properties – The Company has engaged property managers to manage 96 of its properties on a day-to-day basis under the Managed Properties segment. These properties consist of 53 dedicated independent living facilities (“IL-only”) and 43 properties with a combination of assisted living/memory care (“AL/MC”) facilities. The Company’s Managed Properties are managed by Holiday Retirement (“Holiday”), a portfolio company that is majority owned by private equity funds managed by an affiliate of FIG LLC (the “Manager”), a subsidiary of Fortress Investment Group LLC (“Fortress”), FHC Property Management LLC (together with its subsidiaries, “Blue Harbor”), an affiliate of the Manager, Jerry Erwin Associates, Inc. (“JEA”) and Thrive Senior Living LLC ("Thrive"), collectively, the “Property Managers,” under property management agreements (the “Property Management Agreements”). Under the Property Management Agreements, the Property Managers are responsible for the day-to-day operations of the Company’s senior housing properties and are entitled to a management fee in accordance with the terms of the Property Management Agreements.

The Company's property management agreements have initial five-year or ten-year terms, with successive, automatic one-year renewal periods. The Company pays property management fees of 5% to 7% of effective gross income pursuant to its property management agreements with Holiday and, in some cases, Holiday is eligible to earn an incentive fee based on operating performance. The Company pays property management fees of 3% to 7% of gross revenues and, for certain properties, a property management fee based on a percentage of net operating income, pursuant to its property management agreements with other managers.

Triple Net Lease Properties – The Company has also invested in 58 properties subject to triple net lease arrangements (substantially all of which are leased to Holiday or Life Care Services ("LCS")). These properties consist of 52 IL-only properties, five rental Continuing Care Retirement Communities (“CCRC”) properties and one AL/MC property. In a triple net lease arrangement, the Company purchases property and leases it back to the seller or to a third party, and the lessee agrees to operate and maintain the property at its own expense, including repairs, maintenance, capital expenditures, utilities, taxes, insurance and the payroll expense of property-level employees. The Company’s triple net lease agreements have initial terms of approximately 15 or 17 years and include renewal options and annual rent increases ranging from 2.5% to 4.5%.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2016
(dollars in thousands, except share data)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying Consolidated Financial Statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP’’) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Consolidated Financial Statements include the accounts of New Senior and its consolidated subsidiaries. All significant intercompany transactions and balances have been eliminated. New Senior consolidates those entities in which it has control over significant operating, financial and investing decisions of the entity. As of March 31, 2016 and December 31, 2015, the Company did not have any investments in Variable Interest Entities (“VIEs”). VIEs are defined as entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These Consolidated Financial Statements should be read in conjunction with the results of operations, financial position and cash flows in the Company's Consolidated Financial Statements on Form 10-K for the year ended December 31, 2015.

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
March 31, 2016
(dollars in thousands, except share data)

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09 Revenues from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB deferred the effective date of this standard by one year, which will be for fiscal years, and interim periods within those years, beginning after December 15, 2017. Additionally, in March and April 2016, the FASB issued ASU 2016-08 Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations and ASU 2016-10 Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing, respectively, which clarify the guidance on reporting revenue as a principal versus agent, identifying performance obligations and accounting for intellectual property licenses. The Company is currently evaluating the new guidance to determine the impact it may have on its Consolidated Financial Statements.

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

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2016
(dollars in thousands, except share data)

3.	ACQUISITIONS

The Company did not make any acquisitions during the three months ended March 31, 2016.

During the three months ended March 31, 2015, the Company acquired two portfolios representing 21 IL-only properties. These properties were integrated into the Managed Properties segment, and Holiday and Blue Harbor manage 19 and 2 of the properties, respectively.

The Company's acquisition accounting for transactions completed during the twelve months ended March 31, 2016 is still preliminary, pending the completion of various analyses and the finalization of estimates used in the determination of fair values. During the measurement period, additional assets or liabilities may be recognized if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets or liabilities as of that date. The preliminary measurement of net assets acquired may be adjusted after obtaining additional information regarding, among other things, asset valuations (including market and other information with which to determine fair values), liabilities assumed and the analysis of assumed contracts. These adjustments may be significant and will be accounted for in accordance with ASU 2015-16 Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments, which became effective this quarter. The Company did not make any measurement period adjustments during the three months ended March 31, 2016.

The following table illustrates the pro forma effect of the acquisitions completed in the period from January 1, 2015 to March 31, 2016 on revenues and loss before income taxes, as if they had been consummated as of January 1, 2015:

	Three Months Ended March 31,
	2016	2015
Revenues	$117,945	$114,311
Loss before income taxes	(22,074)	(31,965)

The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred as of January 1, 2015, nor are they necessarily indicative of future operating results.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2016
(dollars in thousands, except share data)

4.	SEGMENT REPORTING

As of March 31, 2016, the Company operated in two reportable business segments: Managed Properties and Triple Net Lease Properties. Under its Managed Properties segment, the Company invests in senior housing properties throughout the United States and engages property managers to manage those senior housing properties. Under its Triple Net Lease Properties segment, the Company invests in senior housing and healthcare properties throughout the United States and leases those properties to healthcare operating companies under triple net leases that obligate the tenants to pay all property-related expenses, including repairs, maintenance, capital expenditures, utilities, taxes, insurance and the payroll expense of property-level employees.

The Company evaluates the aggregate performance of the properties in each reportable business segment based on segment net operating income (“NOI”). The Company defines NOI as total revenues less property-level operating expenses, which include property management fees, payroll expense and travel cost reimbursements to affiliates. The Company believes that net income, as defined by GAAP, is the most appropriate earnings measurement. However, the Company believes that segment NOI serves as a useful supplement to net income because it allows investors, analysts and management to measure unlevered property-level operating results and to compare the Company’s operating results between periods and to the operating results of other real estate companies on a consistent basis. Segment NOI should not be considered as an alternative to net income as determined in accordance with GAAP.

Interest expense, depreciation and amortization, general and administrative expense, acquisition, transaction and integration expense, management fees and incentive compensation to affiliate, income tax benefit, other expense and discontinued operations (if any) are not allocated to individual segments for purposes of assessing segment performance. There are no intersegment sales or transfers.

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Triple Net Lease Properties	Managed Properties	Consolidated	Triple Net Lease Properties	Managed Properties	Consolidated
Revenues
Resident fees and services	$—	$89,706	$89,706	$—	$47,188	$47,188
Rental revenue	28,239	—	28,239	26,672	—	26,672
Less: Property operating expense	—	60,625	60,625	—	34,271	34,271
Segment NOI	$28,239	$29,081	$57,320	$26,672	$12,917	$39,589

Depreciation and amortization			47,367			30,157
Interest expense			22,788			15,312
Acquisition, transaction and integration expense			754			3,918
Management fees and incentive compensation to affiliate			3,928			3,050
General and administrative expense			4,370			3,409
Loss on extinguishment of debt			—			5,091
Other expense			187			—
Income tax benefit			(226)			(95)
Net Loss			$(21,848)			$(21,253)

Property operating expense includes property management fees, property-level payroll expense and travel reimbursement costs. See Note 11 for additional information on these expenses related to Blue Harbor and Holiday.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2016
(dollars in thousands, except share data)

Assets by reportable business segment are reconciled to total assets as follows:

	March 31, 2016		December 31, 2015
Assets:	Amount	Percentage	Amount	Percentage
Triple Net Lease Properties	$1,183,299	40.2%	$1,196,578	39.7%
Managed Properties	1,724,877	58.6%	1,744,540	57.8%
All Other Assets (A)	33,907	1.2%	76,341	2.5%
Total Assets	$2,942,083	100.0%	$3,017,459	100.0%

(A)	Primarily consists of corporate cash which is not directly attributable to the Company's reportable business segments.

Rental revenue attributable to our triple net leases with Holiday accounted for 18.9% and 30.2% of the Company's total revenues for the three months ended March 31, 2016 and 2015, respectively.

The following table presents the percentage of total revenues by geographic location:

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	Number of Communities	% of Revenue	Number of Communities	% of Revenue
Florida	26	19.6%	22	22.6%
Texas	19	12.0%	17	16.6%
California	12	10.1%	8	7.6%
Pennsylvania	7	6.2%	5	6.4%
North Carolina	9	6.2%	7	4.1%
Oregon	10	5.3%	8	6.4%
Utah	6	4.5%	6	5.8%
Other	65	36.1%	48	30.5%
Total	154	100.0%	121	100.0%

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2016
(dollars in thousands, except share data)

5.	REAL ESTATE INVESTMENTS

	March 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value
Land	$222,795	$—	$222,795	$222,795	$—	$222,795
Building and improvements	2,456,482	(114,225)	2,342,257	2,455,170	(97,485)	2,357,685
Furniture, fixtures and equipment	115,617	(37,960)	77,657	112,963	(32,303)	80,660
Total	$2,794,894	$(152,185)	$2,642,709	$2,790,928	$(129,788)	$2,661,140

Depreciation expense was $22,418 and $13,403 for the three months ended March 31, 2016 and 2015, respectively.

The following table summarizes the Company’s real estate intangibles:

	March 31, 2016				December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Amortization Period
Above/below market lease intangibles, net	$5,868	$(410)	$5,458	53.1 years	$5,868	$(361)	$5,507	52.8 years
In-place lease intangibles	297,253	(189,551)	107,702	2.6 years	297,253	(164,772)	132,481	2.6 years
Other intangibles	5,796	(1,738)	4,058	9.4 years	5,796	(1,581)	4,215	9.4 years
Total intangibles	$308,917	$(191,699)	$117,218		$308,917	$(166,714)	$142,203

Amortization expense was $24,949 and $16,754 for the three months ended March 31, 2016 and 2015, respectively. Additionally, amortization of above/below market leases was $36 for both the three months ended March 31, 2016 and 2015, and is reported as a reduction to "Rental revenue" in the Consolidated Statements of Operations.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2016
(dollars in thousands, except share data)

6.	RECEIVABLES AND OTHER ASSETS, NET

	March 31, 2016	December 31, 2015
Escrows held by lenders (A)	$21,090	$19,694
Other receivables	1,556	2,996
Prepaid expenses	4,329	4,828
Resident receivables, net	3,223	2,594
Deferred tax assets, net	9,058	8,757
Security deposits	2,830	2,932
Income tax receivable	1,317	1,920
Interest rate caps	96	283
Other assets	1,323	1,315
Total	$44,822	$45,319

(A)	Escrows held by lenders represent amounts deposited in tax, insurance, and replacement reserve escrow accounts that are related to mortgage notes collateralized by New Senior's properties.

The following table summarizes the allowance for doubtful accounts and the related provision for resident receivables:

	Three Months Ended March 31,
	2016	2015
Balance, beginning of period	$509	$190
Provision for bad debt	523	467
Write-offs, net of recoveries	(281)	(306)
Balance, end of period	$751	$351

The provision for resident receivables and related write-offs are included in "Property operating expense" in the Consolidated Statements of Operations.

7.	DEFERRED FINANCING COSTS

The deferred financing costs summarized in the following table are presented as a reduction to "Mortgage notes payable, net" in the Consolidated Balance Sheets.

	March 31, 2016	December 31, 2015
Gross carrying amount	$54,910	$54,910
Accumulated amortization	(19,903)	(17,475)
Total	$35,007	$37,435

Amortization of deferred financing costs is reported within "Interest expense" in the Consolidated Statements of Operations.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2016
(dollars in thousands, except share data)

8.	MORTGAGE NOTES PAYABLE, NET

	March 31, 2016					December 31, 2015
	Outstanding Face Amount	Carrying Value (A)	Final Stated Maturity	Stated Interest Rate	Weighted Average Maturity (Years)	Outstanding Face Amount	Carrying Value (A)
Managed Properties
Fixed Rate	$606,768	$602,909	Dec 2018 - Sep 2025	3.65% to 6.76%	7.9	$607,437	$603,460
Floating Rate (B)	731,233	723,778	Oct 2020 - May 2022	1M LIBOR + 2.20% to 1M LIBOR + 2.70%	5.7	731,318	723,554
Triple Net Lease Properties
Fixed Rate (C)	692,783	672,207	Jan 2021 - Jan 2024	3.83% to 8.00%	5.9	695,984	673,732
Floating Rate	152,000	150,751	Oct 2017 - Apr 2018	3M LIBOR + 3.00% to 3M LIBOR + 3.25%	1.7	152,000	150,571
Total	$2,182,784	$2,149,645			6.1	$2,186,739	$2,151,317

(A)	The totals are reported net of deferred financing costs of $35,007 and $37,435 as of March 31, 2016 and December 31, 2015, respectively.

(B)	All of these loans have LIBOR caps that range between 3.30% and 3.80% as of March 31, 2016.

(C)
Includes loans with an outstanding face amount of $348,749 and $305,471, as of March 31, 2016, for which the Company bought down the interest rates to 4.00% and 3.83%, respectively, through January 2019. The interest rates will increase to 4.99% and 4.56%, respectively, thereafter.

In March 2015, the Company refinanced mortgage loans of $297,030 and recognized a loss on extinguishment of debt of $5,091, which represents the write-off of related unamortized deferred financing costs, mortgage discounts, exit fees and other costs, as of the date of the refinancing, and is included in "Loss on extinguishment of debt" in the Consolidated Statements of Operations.

The carrying value of the collateral relating to the fixed rate and floating rate mortgages was $1,658,023 and $1,101,239 as of March 31, 2016 and $1,679,646 and $1,122,960 as of December 31, 2015, respectively.

The Company’s mortgage notes payable contain various customary financial and other covenants, and in certain cases include a Debt Service Coverage Ratio, Project Yield or Minimum Net Worth provision, as defined in the agreements. The Company was in compliance with the covenants of its mortgage notes payable agreements as of March 31, 2016.

The fair values of mortgage notes payable as of March 31, 2016 and December 31, 2015 was $2,188,773 and $2,217,464, respectively. Mortgage notes payable are not measured at fair value in the Consolidated Balance Sheets. The disclosed fair value of mortgage notes payable, classified as level 3 within the fair value hierarchy, is based on a discounted cash flow valuation model. Significant inputs in the model include amounts and timing of expected future cash flows and market yields which are constructed based on inputs implied from similar debt offerings.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2016
(dollars in thousands, except share data)

9.	DERIVATIVE INSTRUMENTS

As of March 31, 2016, the Company held interest rate caps to hedge future payments on floating rate debt obligations. The interest rate caps are carried at fair value and are included in "Receivables and other assets, net" in the Consolidated Balance Sheets. The Company estimates the fair value of these instruments using pricing models that consider forward yield curves, cap strike rates, cap volatility and discount rates, which are classified as level 2 inputs. Significant inputs to the valuation of level 2 derivatives can be verified to market transactions, broker or dealer quotations or other pricing sources with reasonable levels of price transparency. The Company does not apply hedge accounting. The fair value adjustment on the Company's interest rate caps was a loss of $187 and $0 for the three months ended March 31, 2016 and 2015, respectively, and is included in "Other expense" in the Consolidated Statements of Operations.

The following table presents information related to the Company's outstanding interest rate caps:

	March 31, 2016	December 31, 2015
Outstanding notional amount	$731,261	$731,318
LIBOR cap range	3.30% to 3.80%	3.30% to 3.80%
LIBOR cap effective date range	Mar 2015 to Sep 2020	Mar 2015 to Sep 2020
Fair value	$96	$283

10.	ACCRUED EXPENSES AND OTHER LIABILITIES

	March 31, 2016	December 31, 2015
Security deposits payable	$55,191	$54,669
Accounts payable	8,752	9,552
Mortgage interest payable	6,557	6,415
Deferred community fees, net	4,899	4,450
Rent collected in advance	4,163	3,937
Property tax payable	1,904	2,564
Other liabilities	7,093	7,586
Total	$88,559	$89,173

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2016
(dollars in thousands, except share data)

11.	TRANSACTIONS WITH AFFILIATES

Management Agreements

New Senior is party to a management agreement (the “Management Agreement”) with the Manager, under which the Manager advises the Company on various aspects of its business and manages its day-to-day operations, subject to the supervision of the Company’s board of directors. For its management services, the Manager is entitled to a base management fee of 1.5% per annum of the Company’s gross equity. Gross equity is generally defined as the equity invested by Newcastle Investment Corp. ("Newcastle") (including cash contributed to the Company) as of the completion of the spin-off from Newcastle, plus the aggregate offering price from stock offerings, plus certain capital contributions to subsidiaries, less capital distributions (calculated without regard to depreciation and amortization) and repurchases of common stock, calculated and payable monthly in arrears in cash. During the three months ended March 31, 2016 and 2015, the Company incurred management fees of $3,884 and $3,050, respectively, under the Management Agreement, which are included in “Management fees and incentive compensation to affiliate” in the Consolidated Statements of Operations. As of March 31, 2016 and December 31, 2015, the Company had a payable for management fees of $1,283 and $1,349, respectively, which is included in “Due to affiliates” in the Consolidated Balance Sheets.

The Manager is entitled to receive, on a quarterly basis, incentive compensation on a cumulative, but not compounding basis, in an amount equal to the product of (A) 25% of the dollar amount by which (1)(a) funds from operations (as defined in the Management Agreement) before the incentive compensation per share of common stock, plus (b) gains (or losses) from sales of property per share of common stock, plus (c) internal and third party acquisition-related expenses, plus (d) unconsummated transaction expenses, and plus (e) other non-routine items, exceed (2) an amount equal to (a) the weighted average value per share of the equity invested by Newcastle in the assets of the Company (including cash contributed to the Company) as of the distribution date and the price per share of the Company’s common stock in any offerings by the Company (adjusted for prior capital dividends or capital distributions, which shall be calculated without regard to depreciation and amortization and repurchases of common stock) multiplied by (b) a simple interest rate of 10% per annum, multiplied by (B) the weighted average number of shares of common stock outstanding. The Manager earned incentive compensation of $44 and $0 during the three months ended March 31, 2016 and 2015, respectively, which is included in "Management fees and incentive compensation to affiliate" in the Consolidated Statements of Operations. As of March 31, 2016 and December 31, 2015, the Company had a payable for incentive compensation of $44 and $0, respectively, which is included in "Due to affiliates" in the Consolidated Balance Sheets. The Manager is also entitled to receive, upon the successful completion of an equity offering, options with respect to 10% of the number of shares sold in the offering with an exercise price equal to the price.

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
March 31, 2016
(dollars in thousands, except share data)

The following table summarizes the Company's reimbursement to the Manager for costs incurred for tasks and other services performed by the Manager under the Management Agreement:

	Three Months Ended March 31,
	2016	2015
Included in:
General and administrative expense	$1,870	$1,643
Acquisition, transaction and integration expense	359	1,200
Total	$2,229	$2,843

As of March 31, 2016 and December 31, 2015, the Company had a payable for Manager reimbursements of $1,506 and $1,518, respectively, which is included in “Due to affiliates” in the Consolidated Balance Sheets.

Property Management Agreements

Within the Company’s Managed Properties segment, the Company is party to Property Management Agreements with Blue Harbor, an affiliate of Fortress, and Holiday, a portfolio company that is majority owned by a private equity fund managed by an affiliate of Fortress, to manage a portion of its senior housing properties. Pursuant to these Property Management Agreements, the Company pays monthly property management fees. For AL/MC properties managed by Blue Harbor and Holiday, the Company pays management fees equal to 6% of effective gross income for the first two years and 7% thereafter. For IL-only properties managed by Blue Harbor and Holiday, the Company pays management fees equal to 5% of effective gross income. For certain property management agreements, the Company may also pay an incentive fee based on operating performance of the properties. No incentive fees were incurred during the three months ended March 31, 2016 and 2015. Property management fees are included in "Property operating expense" in the Consolidated Statements of Operations. Property operating expense incurred by Blue Harbor and Holiday include property management fees, payroll expense and travel reimbursement costs. The payroll expense is structured as a reimbursement to the Property Manager, who is the employer of record.

The following table summarizes property management fees and reimbursements paid by the Company to Property Managers affiliated with Fortress:

	Three Months Ended March 31,
	2016	2015
Property management fees	$4,525	$3,075
Travel reimbursement costs	92	91
Property-level payroll expenses	$25,993	$16,621

As of March 31, 2016 and December 31, 2015, the Company had payables for property management fees of $1,709 and $1,689, respectively, and property-level payroll expenses of $6,051 and $5,088, respectively, which are included in “Due to affiliates” in the Consolidated Balance Sheets. The Property Management Agreements with affiliated managers have initial terms of 5 or 10 years and provide for automatic one-year extensions after the initial term, subject to termination rights.

Triple Net Lease Agreements

Within the Company’s Triple Net Lease segment, the Company is party to triple net leases with Holiday. Pursuant to the leases, the tenant is required to pay base monthly rent payments in accordance with the underlying lease terms. Such payments amounted to $17,754 and $16,989 for the three months ended March 31, 2016 and 2015, respectively.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2016
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

The following table presents the benefit for income taxes:

	Three Months Ended March 31,
	2016	2015
Current
Federal	$—	$—
State and local	75	36
Total current provision	75	36
Deferred
Federal	$(279)	$(157)
State and local	(22)	26
Total deferred provision	(301)	(131)
Total benefit for income taxes	$(226)	$(95)

The following table presents the significant components of deferred tax assets:

	March 31, 2016	December 31, 2015
Deferred tax assets:
Prepaid fees and rent	$2,058	$1,976
Net operating losses	5,338	5,175
Deferred rent	2,080	2,063
Tax credits	26	26
Other	112	70
Total deferred tax assets	9,614	9,310
Less valuation allowance	—	—
Net deferred tax assets	$9,614	$9,310
Deferred tax liabilities:
Depreciation and amortization	556	553
Total deferred tax liabilities	556	553
Total net deferred tax assets	$9,058	$8,757

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income by the TRS during the periods in which temporary differences become deductible and before the net operating loss carryforward expires. The Company has not recorded a valuation allowance against its deferred tax assets as of March 31, 2016 as management believes that it is more likely than not that its deferred tax assets will be realized.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2016
(dollars in thousands, except share data)

13.	EQUITY

On December 17, 2015, the board of directors authorized the Company to commence a modified “Dutch auction” self-tender offer to repurchase up to $30,000 in cash of shares of its common stock. The tender offer commenced on December 17, 2015 and expired on January 19, 2016. The Company incurred $30,840, including transaction costs, to repurchase 3,333,333 shares at a tender price of $9.00 per share.

In the first quarter of 2016, strike prices for outstanding options were reduced by $0.98, reflecting the portion of the Company's 2015 dividends which were deemed return of capital.

In March 2016, the Company granted options to a new director relating to 5,000 shares of common stock, the grant date fair value of which was not material.

As of March 31, 2016, 1,302,720 shares of the Company’s common stock were held by Fortress, through its affiliates, and its principals.

14.	COMMITMENTS AND CONTINGENCIES

As of March 31, 2016, management believes there are no material contingencies that would affect the Company’s results of operations, cash flows or financial position.

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

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2016
(dollars in thousands, except share data)

Environmental Costs

As a commercial real estate owner, the Company is subject to potential environmental costs. As of March 31, 2016, management of the Company is not aware of any environmental concerns that would have a material adverse effect on the Company’s financial position or results of operations.

Capital Improvement and Repair Commitments

The Company is committed to making $4,000 immediately available for capital improvements to the triple net lease properties under the LCS Portfolio, of which $1,058 has been funded as of March 31, 2016. The Company also agreed to make available an additional $11,500 at certain intervals over the 15 year lease period to be used for further capital improvements. Upon funding the capital improvements, the Company will be entitled to a rent increase. Additionally, the Company is committed under the Watermark triple net lease property to make $1,000 available for lender mandated repairs and $1,000 available for additional capital improvements during the 15 year lease period, of which $113 has been funded as of March 31, 2016. Upon funding the capital improvements, the Company will be entitled to a rent increase.

15.	SUBSEQUENT EVENTS

These Consolidated Financial Statements include a discussion of material events, if any, which have occurred subsequent to March 31, 2016 (referred to as subsequent events) through the issuance of the Consolidated Financial Statements.

On May 3, 2016, the Company's board of directors declared a cash dividend on its common stock of $0.26 per common share for the quarter ended March 31, 2016. The dividend is payable on June 22, 2016 to shareholders of record on June 8, 2016.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand the results of operations and financial condition of New Senior. The following should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto included within this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those included in Part II, Item 1A “Risk Factors.”

OVERVIEW

Our Business

We are a REIT primarily focused on investing in private pay senior housing properties. As of March 31, 2016, we owned a diversified portfolio of 154 primarily private pay senior housing properties located across 37 states. We are listed on the NYSE under the symbol “SNR” and are headquartered in New York, New York.

We conduct our business through two reportable segments: Managed Properties and Triple Net Lease Properties. See our Consolidated Financial Statements and the related notes, including Note 1 included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

We are externally managed and advised by an affiliate of Fortress (the "Manager") on various aspects of our business and our operations, subject to the supervision of our board of directors. For its services, the Manager is entitled to an annual management fee and is eligible for incentive compensation upon the satisfaction of certain performance thresholds, both as defined in, and in accordance with the terms of, the Management Agreement.

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

However, increased competition from other buyers of senior housing assets, as well as liquidity constraints and other factors, could impair our ability to source attractive investment opportunities. New construction, as well as increased availability and popularity of home health care or other alternatives to senior housing, could impair the value of our existing portfolio by hampering occupancy and rates. Some analysts believe that senior housing inventory growth in 2016 could outpace growth in previous years and exceed demand growth.

As a public company, our access to debt and equity capital depends, in part, on the trading price of our common stock, which, in turn, depends upon market conditions that change from time to time, such as the market’s perception of our financial condition, our growth potential and our current and expected earnings and cash distributions.

Our senior housing acquisitions completed to date have been financed with a combination of fixed and floating rate debt and cash on hand.

An increase in interest rates would increase the cost of our floating rate financings.

RESULTS OF OPERATIONS

Segment Overview

We evaluate our business operations and allocate resources based on two segments: (i) Managed Properties and (ii) Triple Net Lease Properties. Under our Managed Properties segment, we own 96 properties under property management agreements with the Property Managers. Under our Triple Net Lease Properties segment, we lease 58 of our properties under four triple net master leases.

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

Our Managed Properties segment is comprised of primarily independent living and assisted living senior housing properties that are operated by property managers to whom we pay a management fee. Our Triple Net Lease Properties segment comprises senior housing properties leased on a long-term basis, and our tenants are typically responsible for bearing operating costs including maintenance, utilities, taxes, insurance, repairs and capital improvements. Accordingly, resident fees and services, property operating expense, general and administrative expense, other income and expense and income tax (benefit) expense are relevant to the Managed Properties segment but not to the Triple Net Lease Properties segment. Because of such differences in our exposure to property operating results, each segment requires a different type of management focus. As such, these segments are managed separately. In deciding how to allocate resources and assess performance, our chief operating decision maker regularly evaluates the performance of our reportable segments on the basis of NOI.

Three months ended March 31, 2016 compared to three months ended March 31, 2015

The following table sets forth our historical results of operations derived from our unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q.

(dollars in thousands)	Three months ended March 31,		Increase (Decrease)
	2016	2015	Amount	Percentage
Revenues
Resident fees and services	$89,706	$47,188	$42,518	90.1%
Rental revenue	28,239	26,672	1,567	5.9%
Total revenues	117,945	73,860	44,085	59.7%

Expenses
Property operating expense	60,625	34,271	26,354	76.9%
Depreciation and amortization	47,367	30,157	17,210	57.1%
Interest expense	22,788	15,312	7,476	48.8%
Acquisition, transaction and integration expense	754	3,918	(3,164)	(80.8)%
Management fees and incentive compensation to affiliate	3,928	3,050	878	28.8%
General and administrative expense	4,370	3,409	961	28.2%
Loss on extinguishment of debt	—	5,091	(5,091)	NM
Other expense	187	—	187	NM
Total expenses	$140,019	$95,208	$44,811	47.1%

Loss before income taxes	(22,074)	(21,348)	(726)	3.4%
Income tax benefit	(226)	(95)	(131)	137.9%
Net Loss	$(21,848)	$(21,253)	$(595)	2.8%
_______________
NM – Not meaningful

The following table provides a comparison of the results of operations of our segments:

(dollars in thousands)	Three months ended March 31,		Increase (Decrease)
	2016	2015	Amount	Percentage
Managed Properties
Resident fees and services	$89,706	$47,188	$42,518	90.1%
Property operating expense	60,625	34,271	26,354	76.9%
Segment NOI for Managed Properties	29,081	12,917	16,164	125.1%

Triple Net Lease Properties
Rental revenue	28,239	26,672	1,567	5.9%
Segment NOI for Triple Net Lease Properties	$28,239	$26,672	$1,567	5.9%

The following table provides the reconciliation of our segment NOI to net loss, and compares the results of operations for the respective periods:

(dollars in thousands)	Three months ended March 31,		Increase (Decrease)
	2016	2015	Amount	Percentage
Total Revenue	$117,945	$73,860	$44,085	59.7%

Segment NOI for Managed Properties	29,081	12,917	16,164	125.1%
Segment NOI for Triple Net Lease Properties	28,239	26,672	1,567	5.9%
Total Segment NOI	57,320	39,589	17,731	44.8%
Expenses
Depreciation and amortization	47,367	30,157	17,210	57.1%
Interest expense	22,788	15,312	7,476	48.8%
Acquisition, transaction and integration expense	754	3,918	(3,164)	(80.8)%
Management fees and incentive compensation to affiliate	3,928	3,050	878	28.8%
General and administrative expense	4,370	3,409	961	28.2%
Loss on extinguishment of debt	—	5,091	(5,091)	NM
Other expense	187	—	187	NM
Income tax benefit	(226)	(95)	(131)	137.9%
Net Loss	$(21,848)	$(21,253)	$(595)	2.8%
_______________
NM – Not meaningful

Managed Properties

We had 96 properties under the Managed Properties segment as of March 31, 2016. We accounted for each acquisition under the acquisition method, whereby all assets acquired and liabilities assumed are recognized at their acquisition-date fair value with acquisition-related costs being expensed as incurred. The results of operations from the acquisitions are reflected in our Consolidated Financial Statements from the date of the respective acquisition.

	As of and for the three months ended March 31,
	2016	2015
Total properties	96	64
Total beds	11,545	7,960
Average occupancy rate	88.3%	83.7%

Same store information, as used herein, is defined as information for 43 properties owned for the entirety of comparable periods. The following table presents same store Segment NOI, Segment NOI for non-same store properties and Total Segment NOI:

(dollars in thousands)	Three months ended March 31,		Increase (Decrease)
	2016	2015	Amount	Percentage
Resident fees and services	$45,799	$44,510	$1,289	2.9%
Property operating expense	33,677	32,452	1,225	3.8%
Same Store Segment NOI	12,122	12,058	64	0.5%
Segment NOI for non-Same Store properties	16,959	859	16,100	NM
Total Segment NOI	$29,081	$12,917	$16,164	125.1%
_______________
NM – Not meaningful

Resident fees and services

Resident fees and services represent residents’ monthly rental and care fees. Revenue from resident fees and services increased by $42.5 million to $89.7 million for the three months ended March 31, 2016 from $47.2 million for the three months ended March 31, 2015. For the three months ended March 31, 2016, resident fees and services include revenues derived from the additional 32 properties that were acquired after March 31, 2015. This series of acquisitions increased the total number of beds by 3,585 to bring the total bed count to 11,545 as of March 31, 2016. Average occupancy rates for the three months ended March 31, 2016 and 2015 were 88.3% and 83.7%, respectively.

Same store resident fees and services increased by $1.3 million to $45.8 million for the three months ended March 31, 2016 from $44.5 million for the three months ended March 31, 2015. This increase was driven by an increase in rental rates and an increase in average occupancy rates on a same store basis from 83.8% as of March 31, 2015 to 85.0% as of March 31, 2016.

Property operating expense

Property operating expense increased by $26.4 million to $60.6 million for the three months ended March 31, 2016 from $34.3 million for the three months ended March 31, 2015. The increase was primarily due to increases in labor, utilities, food and other costs as a result of the additional properties that were acquired after March 31, 2015. Property operating expense as a percent of segment revenues decreased to 67.6% for the three months ended March 31, 2016 from 72.6% for the three months ended March 31, 2015.

Property operating expense includes property management fees and travel reimbursements paid to Property Managers of $4.8 million and $3.2 million for the three months ended March 31, 2016 and 2015, respectively.

Same store property operating expense increased by $1.2 million to $33.7 million for the three months ended March 31, 2016 from $32.5 million for the three months ended March 31, 2015, primarily due to an increase in labor and other costs and an increase in average occupancy rates.

Segment NOI for Managed Properties

Segment NOI increased by $16.2 million to $29.1 million for the three months ended March 31, 2016 from $12.9 million for the three months ended March 31, 2015, or as a percent of resident fees and services, was 32.4% and 27.4%, respectively. The increase in segment NOI primarily reflects the impact of the additional properties that were acquired after March 31, 2015.

Same store Segment NOI was $12.1 million for both the three months ended March 31, 2016 and 2015.

Triple Net Lease Properties

Rental revenue and Segment NOI for Triple Net Lease Properties

Segment NOI increased by $1.6 million to $28.2 million for the three months ended March 31, 2016 from $26.7 million for the three months ended March 31, 2015. The increase was due to the acquisition of a rental CCRC in the second quarter of 2015. As a percentage of rental revenue, segment NOI was 100% of revenue for each fiscal year as the lessee operates the property and bears the related costs, including repairs, maintenance, capital expenditures, utilities, taxes, insurance and the payroll expense of property-level employees.

Expenses

Depreciation and amortization

Depreciation and amortization expense increased by $17.2 million to $47.4 million for the three months ended March 31, 2016 from $30.2 million for the three months ended March 31, 2015. The increase primarily reflects the impact of the additional properties that were acquired after March 31, 2015.

Interest expense

Interest expense increased by $7.5 million to $22.8 million for the three months ended March 31, 2016 from $15.3 million for the three months ended March 31, 2015. We incurred an additional $560.5 million in debt since March 31, 2015 and repaid $30.4 million of mortgage notes payable. The net increase in mortgage notes payable, related to the additional properties that were acquired after March 31, 2015, resulted in increased interest expense.

The weighted average effective interest rate for the three months ended March 31, 2016 and 2015 was 4.13% and 4.79%, respectively.

Acquisition, transaction and integration expense

Acquisition, transaction and integration expense decreased by $3.2 million to $0.8 million for the three months ended March 31, 2016 from $3.9 million for the three months ended March 31, 2015. The decrease primarily reflects a decrease in acquisition-related costs due to no acquisitions being made during the three months ended March 31, 2016.

Management fees and incentive compensation to affiliate

Management fees and incentive compensation to affiliate expense increased by $0.9 million to $3.9 million for the three months ended March 31, 2016 from $3.1 million for the three months ended March 31, 2015. The increase is primarily attributable to the equity offering in June 2015.

Pursuant to the management agreement with our Manager, we pay a base management fee equal to 1.5% per annum of our gross equity, which is generally the equity invested by Newcastle as of the completion of the spin-off from Newcastle, plus the aggregate offering price from stock offerings, less capital distributions (calculated without regard to depreciation and amortization) and repurchases of common stock. The Manager is also eligible to receive, on a quarterly basis, incentive compensation, to the extent that the performance threshold specified in the management agreement is satisfied.

General and administrative expense

General and administrative expense increased by $1.0 million to $4.4 million for the three months ended March 31, 2016 from $3.4 million for the three months ended March 31, 2015. The increase was primarily driven by an increase in audit and other professional fees and by the reimbursement to the Manager for costs incurred for tasks and other services performed by the Manager under the Management Agreement.

Loss on extinguishment of debt

During the three months ended March 31, 2015, we refinanced mortgage loans of $297.0 million at a lower interest rate and recognized a loss on extinguishment of debt of $5.1 million.

Other expense

Other expense was $0.2 million for the three months ended March 31, 2016 which reflects the change in the fair value of our interest rate caps.

Income tax benefit

We are organized and conduct our operations to qualify as a REIT under the requirements of the Code. However, certain of our activities are conducted through our TRS and therefore are subject to federal and state income taxes. During the three months ended March 31, 2016 and 2015, our TRS recorded approximately $0.2 million and $0.1 million in income tax benefit, respectively.

OUR PORTFOLIO

Our portfolio is currently comprised of senior housing properties, including IL-only properties, AL/MC properties and CCRC properties. Our Manager will make decisions about our future investments in accordance with broad investment guidelines adopted by our board of directors. Accordingly, we may, without a stockholder vote, change the composition of our portfolio and make investments in assets that differ from, and are possibly riskier than, our current portfolio of senior housing properties.

The following table summarizes the geographic locations of our senior housing properties as of March 31, 2016:

	Managed Properties		Triple Net Lease Properties		Total
Location	Number of Communities	Number of Beds	Number of Communities	Number of Beds	Number of Communities	Number of Beds
Arizona	1	108	1	115	2	223
Arkansas	1	113	—	—	1	113
California	10	1,121	2	235	12	1,356
Colorado	1	119	4	439	5	558
Connecticut	—	—	2	276	2	276
Florida	23	3,099	3	370	26	3,469
Georgia	2	194	—	—	2	194
Hawaii	1	122	—	—	1	122
Idaho	1	121	—	—	1	121
Illinois	1	66	1	111	2	177
Indiana	1	114	—	—	1	114
Iowa	—	—	2	215	2	215
Kansas	1	117	2	238	3	355
Kentucky	—	—	1	117	1	117
Louisiana	1	118	1	103	2	221
Massachusetts	2	253	—	—	2	253
Michigan	3	420	1	121	4	541
Mississippi	1	67	1	94	2	161
Missouri	—	—	3	320	3	320
Montana	1	127	1	115	2	242
Nebraska	1	115	—	—	1	115
Nevada	1	174	1	121	2	295
New Hampshire	4	261	—	—	4	261
New York	1	118	2	234	3	352
North Carolina	7	911	2	240	9	1,151
Ohio	3	352	—	—	3	352
Oklahoma	1	120	—	—	1	120
Oregon	4	388	6	600	10	988
Pennsylvania	3	406	4	808	7	1,214
South Carolina	1	120	—	—	1	120
South Dakota	1	114	—	—	1	114
Tennessee	3	235	1	109	4	344
Texas	5	744	14	2,205	19	2,949
Utah	5	590	1	117	6	707
Virginia	2	232	1	120	3	352
Washington	2	270	—	—	2	270
Wisconsin	1	116	1	116	2	232
Total	96	11,545	58	7,539	154	19,084

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity needs are to (i) fund operating expenses, (ii) meet debt service requirements, (iii) fund recurring capital expenditures and acquisition activities, if applicable, and (iv) make distributions to stockholders. As of March 31, 2016, we had approximately $79.9 million in liquidity, consisting of unrestricted cash and cash equivalents. Our principal sources of liquidity are (i) cash flows from operations, (ii) proceeds from acquisition financing in the form of mortgage debt, and (iii) proceeds from the issuance of equity securities. Our cash flow provided by operations is primarily driven by (i) rental revenues received from residents of our managed senior housing portfolios, and (ii) rental revenues from the tenants of our triple net lease properties, less (i) operating expenses (primarily management fees and reimbursements to our Manager, property operating expense of our managed properties, professional fees, insurance and taxes) and (ii) interest on the mortgage notes payable. Net cash provided by operating activities was $23.7 million and $13.0 million for the three months ended March 31, 2016 and 2015, respectively.

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

The following factors could impact our liquidity, capital resources and capital obligations:

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

Debt Obligations

Mortgage notes related to our senior housing properties contain various customary loan covenants, in some cases including a Debt Service Coverage Ratio, Project Yield or Minimum Net Worth provision, as defined in the agreements. We were in compliance with all of the covenants as of March 31, 2016.

See Note 8 to the Consolidated Financial Statements for further information related to our mortgage notes as of March 31, 2016.

Capital Expenditures

For our Managed Properties segment, we anticipate that capital expenditures will be funded through operating cash flows from the Managed Properties. During the three months ended March 31, 2016, we funded $4.0 million of capital expenditures.

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

Cash Flows

The following table provides a summary of our cash flows:

(dollars in thousands)	Three Months Ended March 31,
	2016	2015
Net cash provided by (used in)
Operating activities	$23,700	$12,997
Investing activities	(4,565)	(500,803)
Financing activities	(56,151)	368,519
Net Decrease in Cash and Cash Equivalents	(37,016)	(119,287)
Cash and Cash Equivalents, Beginning of Period	116,881	226,377
Cash and Cash Equivalents, End of Period	$79,865	$107,090

Operating activities

Net cash provided by operating activities was $23.7 million and $13.0 million for the three months ended March 31, 2016 and 2015, respectively. The period-over-period increase of $10.7 million was primarily due to a net increase in operating cash flows generated by the additional properties that were acquired after March 31, 2015.

Investing activities

Net cash used in investing activities was $4.6 million and $500.8 million for the three months ended March 31, 2016 and 2015, respectively. The period-over-period decrease of $496.2 million was primarily due to no acquisitions closing during the three months ended March 31, 2016, whereas during the three months ended March 31, 2015, we acquired 21 properties for $498.0 million.

Financing activities

Net cash used in financing activities was $56.2 million and net cash provided by financing activities was $368.5 million for the three months ended March 31, 2016 and 2015, respectively. The period-over-period decrease of $424.7 million was primarily due to no acquisitions closing during the three months ended March 31, 2016. During the three months ended March 31, 2015, we financed the acquisition of 21 properties and refinanced debt with net proceeds of approximately $398.2 million from the issuance of mortgage debt. Additionally, during the three months ended March 31, 2016, we repurchased 3,333,333 shares of our common stock for approximately $30.8 million.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2016, we do not have any off-balance sheet arrangements. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, special purpose or variable interest entities established to facilitate off-balance sheet arrangements. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intend to provide additional funding to any such entities.

CONTRACTUAL OBLIGATIONS

In addition to mortgage notes payable, we are a party to the Management Agreement with the Manager and property management agreements with Property Managers. See Note 14 to the Consolidated Financial Statements for information related to our capital improvement, repair and lease commitments.

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

We use the National Association of Real Estate Investment Trusts ("NAREIT") definition of FFO. NAREIT defines FFO as net income (computed in accordance with GAAP) excluding gains (losses) from sales of depreciable real estate assets, impairment charges of depreciable real estate, plus real estate depreciation and amortization, and after adjustments for unconsolidated entities and joint ventures to reflect FFO on the same basis. We define Normalized FFO as FFO excluding the following income and expense items (which may be recurring in nature) as applicable: (a) acquisition, transaction and integration related costs and expenses; (b) the write off of unamortized deferred financing costs, or additional costs, make whole payments, penalties or premiums incurred as the result of early repayment of debt (collectively, "Loss on extinguishment of debt") and (c) amounts reported in "Other expense" in the Consolidated Statements of Operations.

The following table sets forth a reconciliation of net loss to FFO and Normalized FFO:

(dollars in thousands)	Three Months Ended March 31,
	2016	2015
Net Loss	$(21,848)	$(21,253)
Depreciation and amortization	47,367	30,157
FFO	25,519	8,904
Acquisition, transaction and integration expense	754	3,918
Loss on extinguishment of debt	—	5,091
Other expense (A)	187	—
Normalized FFO	$26,460	$17,913

(A)	Primarily includes changes in the fair value of financial instruments.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization

We consider Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) as an important supplemental measure to net income because it provides additional information with which to evaluate our operating performance on an unleveraged basis. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, excluding acquisition, transaction and integration expense, gains (losses) on sales of real estate, impairment charges, write offs of unamortized deferred financing costs, or additional costs, make whole payments, penalties or premiums incurred as the result of early repayment of debt (collectively, "Loss on extinguishment of debt") and amounts reported in "Other expense" in the Consolidated Statements of Operations. Adjusted EBITDA does not represent, and should not be considered as an alternative to, net income as determined in accordance with GAAP.

The following table sets forth a reconciliation of net loss to Adjusted EBITDA:

(dollars in thousands)	Three Months Ended March 31,
	2016	2015
Net Loss	$(21,848)	$(21,253)
Interest expense	22,788	15,312
Income tax benefit	(226)	(95)
Depreciation and amortization	47,367	30,157
Acquisition, transaction and integration expense	754	3,918
Loss on extinguishment of debt	—	5,091
Other expense (A)	187	—
Adjusted EBITDA	$49,022	$33,130

(A)	Primarily includes changes in the fair value of financial instruments.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, credit spreads, foreign currency exchange rates, commodity prices and equity prices. The primary market risks that we are exposed to are interest rate risk and credit risk. These risks are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. All of our market risk sensitive assets and liabilities are for non-trading purposes only. In addition, we are exposed to liquidity risk.

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

As of March 31, 2016 we had $883.2 million of floating rate debt, representing approximately 40.5% of our total indebtedness, with a weighted average rate of 2.95%. A 100 basis point change in interest rates would change annual interest expense by $8.8 million on an annualized basis.

Credit Risk

We derive a portion of our revenue from long-term triple net leases in which the minimum rental payments are fixed with scheduled periodic increases.

The properties we lease to Holiday account for a significant portion of our total revenues and net operating income, and such concentration creates credit risk. Rental revenue attributable to our triple net leases with Holiday accounted for 18.9% and 30.2% of our total revenues for the three months ended March 31, 2016 and 2015, respectively.

We could be adversely affected if Holiday becomes unable or unwilling to satisfy its obligations to us. There is no assurance that Holiday, or our other tenants, will have sufficient assets, income and access to financing to enable it to satisfy its obligations to us.

Furthermore, the bankruptcy and insolvency laws afford certain rights to a party that has filed for bankruptcy or reorganization that may render certain of the remedies we may have against our counterparties unenforceable, or delay our ability to pursue such remedies.

Liquidity Risk

As described further in “Risk Factors,” the following factors could affect our liquidity, access to capital resources and our capital obligations.

•
Our stock price performance could impair our ability to access the capital markets, and any disruption to the capital markets or other sources of financing generally could also negatively affect our liquidity.

•	Our failure to comply with the terms of our financings could result in the acceleration of the requirement to repay our indebtedness.

•
Real estate investments are relatively illiquid, and our ability to quickly sell or exchange our properties in response to changes in economic or other conditions is limited. In the event we desire or need to sell any of our properties, the value of those properties and our ability to sell at a price or on terms acceptable to us could be adversely affected by a downturn in the real estate industry generally, weakness in the senior housing and healthcare industries or other factors.

•
Because we derive substantially all of our revenues from the operators of our triple net lease and managed properties, any inability or unwillingness by these operators to satisfy their respective obligations to us or to renew their leases with us upon expiration of the terms thereof could have a material adverse effect on our liquidity, financial condition, our ability to service our indebtedness and to make distributions to our stockholders.

•
To comply with the 90% distribution requirement applicable to REITs and to avoid income and excise taxes, we must make distributions to our stockholders. Such distributions will limit our liquidity to finance investments and may limit our ability to engage in transactions that are otherwise in the best interests of our stockholders. Although we do not anticipate any inability to satisfy the REIT distribution requirement, from time to time, we may not have sufficient cash or other liquid assets to do so. For example, timing differences between the actual receipt of income and actual payment of deductible expenses, on the one hand, and the inclusion of that income and deduction of those expenses in arriving at our taxable income, on the other hand, or non-deductible expenses such as principal amortization or repayments or capital expenditures in excess of non-cash deductions may cause us to fail to have sufficient cash or liquid assets to enable us to satisfy the 90% distribution requirement. In the event that timing differences occur or we decide to retain cash or to distribute such greater amount as may be necessary to avoid income and excise taxation, we may seek to borrow funds, issue additional equity securities, pay taxable stock dividends, distribute other property or securities or engage in a transaction intended to enable us to meet the REIT distribution requirements. Any of these actions may require us to raise additional capital to meet our obligations; however, limitations on our ability to access capital, as described above, could have an adverse effect on our ability to make required payments on our debt obligations, make distributions to our stockholders or make future investments necessary to implement our business strategy. The terms of the instruments governing our existing indebtedness restrict our ability to engage in certain types of these transactions.

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
We did not operate as a separate, standalone company for the entirety of the historical periods presented in the financial information included in this Form 10-Q, which has been derived from Newcastle’s historical financial statements. Therefore, the financial information in this Form 10-Q does not necessarily reflect what our financial condition, results of operations or cash flows would have been had we been a separate, stand-alone public company prior to our spin-off from Newcastle. This is primarily a result of the following factors:

•	certain of the financial results in this Form 10-Q do not reflect all of the expenses we will incur as a public company;

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
Subject to maintaining our qualification as a REIT, we intend to continue to purchase senior housing properties (market conditions permitting) and engage other parties (potentially including affiliates of our Manager) to manage the operations. The income we recognize from any senior housing properties that we engage other parties to manage would be dependent on the ability of the property manager(s) of such properties to successfully manage these properties. The property manager(s) would compete with other companies on a number of different levels, including: the quality of care provided, reputation, the physical appearance of a property, price and range of services offered, alternatives for healthcare delivery, the supply of competing properties, physicians, staff, referral sources, location, the size and demographics of the population in surrounding areas and the financial condition of tenants and managers. A property manager’s inability to successfully compete with other companies on one or more of the foregoing levels could adversely affect the senior housing property and materially reduce the income we receive from an investment in such property.
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
Accordingly, our TRS has retained entities that qualify as EIKs to manage properties owned by us. Although we have various rights pursuant to our property management agreements, we rely upon our property managers’ personnel, expertise, technical resources and information systems, compliance procedures and programs, proprietary information, good faith and judgment to manage our senior housing operations efficiently and effectively. We also rely on our property managers to provide accurate property-level financial results for our properties in a timely manner and to otherwise operate our properties in compliance with the terms of our property management agreements and all applicable laws and regulations. We rely on our property managers to attract and retain skilled management personnel and property level personnel who are responsible for the day-to-day operations of our properties. A failure to effectively manage property operating expense, including labor costs, or significant changes in our property managers' ability to manage our properties efficiently and effectively, could adversely affect the income we receive from our properties and have a material adverse effect on us. Any adverse developments in our property managers' business and affairs or financial condition could impair such property manager's ability to manage our properties efficiently and effectively and could have a material adverse effect on us.
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
In the event of the expiration or earlier termination of our existing leases, we may not be able to enter into new leases with terms as favorable as the terms of our existing leases.
We cannot predict whether our tenants will satisfy their obligations to us or renew their leases at the end of their lease terms, which expire at various times. If there is a default under one or more of our leases or these leases are not renewed, we would be required to find other tenants to occupy those properties or to sell them. There can be no assurance that we would be able to identify suitable replacement tenants or enter into leases with new tenants on terms as favorable to us as the current leases or that we would be able to lease those properties at all.

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
Our tenants may be unable or unwilling to cover their lease obligations to us, and there can be no assurance that the applicable guarantor of our leases will be able to cover any shortfall.
Our tenants and the related guarantors are subject to financial covenants pursuant to the lease agreements, including compliance with a lease coverage ratio in the case of the tenant and other financial covenants in the case of the guarantor. Under certain leases, our tenants are permitted to post and have posted “shortfall deposits” or similar obligations to cure a failure to satisfy the applicable lease coverage ratio. In addition, we have and, from time to time, may waive compliance with a lease coverage ratio or the requirement to post “shortfall deposits” or similar obligations. However, our ability to do so is limited by the terms of our financings, which require us to enforce the tenant’s obligations in a commercially reasonable manner.
We cannot assure you that our tenants will remain in compliance with any applicable financial covenants or that they will have the ability or desire to use such cure provisions in the future if needed. Our tenants may seek to renegotiate the terms of a lease to avoid the requirement to fund shortfall deposits or similar obligations, or to avoid an event of default. Our ability to change the terms of a lease is subject to the consent of our lender for the applicable financing. A failure to comply with or cure a financial covenant would generally give rise to an event of a default under a lease, and such event of default could result in an event of default under our financing for the applicable property. If any of our tenants are not able to satisfy their obligations to us, we would be entitled, among other remedies, to use any funds of such tenants then held by us and to seek recourse against the guarantor under its guaranty of the applicable lease. There can be no assurance that a guarantor will have the resources necessary to satisfy its obligations to us under its guaranty of the applicable lease in the event that a tenant fails to satisfy its lease obligations to us in full, which could have a material adverse effect on us.
We may not be able to complete accretive acquisitions, and the acquisitions we do complete may not be successful.
We intend to acquire additional senior housing properties (market conditions permitting). However, we may not be able to consummate attractive acquisition opportunities because of market conditions, liquidity constraints, regulatory reasons or other factors, and those that we do consummate may not be successful. The current low interest rate environment may drive upward sales prices or lead to overbuilding. We might encounter unanticipated difficulties and expenditures relating to any acquired properties. Newly acquired properties might require significant management attention. We might never realize the anticipated benefits of our acquisitions. Notwithstanding pre-acquisition due diligence, we do not believe that it is possible to fully understand a property before it is operated for an extended period of time. For example, we could acquire a property that contains undisclosed defects in design or construction. In addition, after our acquisition of a property, the market in which the acquired property is located may experience unexpected changes that adversely affect the property’s value. The occupancy of properties that we acquire may decline during our ownership, and rents or returns that are in effect or expected at the time a property is acquired may decline thereafter. Also, our property operating costs for acquisitions may be higher than we anticipate and acquisitions of properties may not yield the returns we expect and, if financed using debt or new equity issuances, may result in stockholder dilution. For these reasons, among others, any acquisitions of additional properties may not succeed or may cause us to experience losses.

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
The healthcare industry is also highly competitive, and our operators may encounter increased competition for residents and patients, including with respect to the scope and quality of care and services provided, reputation and financial condition, physical appearance of the properties, price and location. The operations of our RIDEA AL/MC properties and our IL-only properties depend on the competiveness and financial viability of the properties. If our managers are unable to successfully compete with other operators and managers by maintaining profitable occupancy and rate levels, their ability to generate income for us may be materially adversely affected. The operations of our triple net lease tenants also depend upon their ability to successfully compete with other operators. If our tenants are unable to successfully compete, their ability to fulfill their obligations to us, including the ability to make rent payments to us, may be materially adversely affected. Future changes in government regulation may adversely affect the healthcare industry, including our senior housing properties and healthcare operations, property managers and tenants, and our property managers and tenants may not achieve and maintain occupancy and rate levels that will enable them to satisfy their obligations to us. Any adverse changes in the regulation of the healthcare industry or the competitiveness of our property managers and tenants could have a more pronounced effect on us than if we had investments outside the senior housing and healthcare industries.
Our tenants may become subject to bankruptcy or insolvency proceedings.
Our tenants may not be able to meet the rent or other payments due to us, which may result in a tenant bankruptcy or insolvency, or a tenant might become subject to bankruptcy or insolvency proceedings for other reasons. Although our lease agreements provide us with the right to evict tenants, demand immediate payment of rent and exercise other remedies, the bankruptcy and insolvency laws afford certain rights to a party that has filed for bankruptcy or reorganization. A tenant in bankruptcy or subject to insolvency proceedings may be able to limit or delay our ability to collect unpaid rent and to exercise other rights and remedies.
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

We are subject to concentration risk in that Holiday accounts for a significant portion of the NOI from our Triple Net Lease segment and serves as the manager of properties representing a significant portion of the NOI from our Managed Properties segment.
For the three months ended March 31, 2016 and 2015, Holiday accounted for 78.9% and 83.6%, respectively, of the NOI from our Triple Net Lease segment and served as the manager of properties representing 71.5% and 37.5%, respectively, of the NOI from our Managed Properties segment. As of March 31, 2016, Holiday leased 51 of the 58 properties in our Triple Net Lease segment, and managed 67 of the 96 properties in our Managed Properties segment.
As of March 31, 2016, all of our managed properties were subject to management agreements with Holiday, Blue Harbor, JEA or Thrive. We rely on our property managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our senior housing operations efficiently and effectively. We also rely on our property managers to set appropriate resident fees and to otherwise operate our senior housing communities in compliance with the terms of our property management agreements and all applicable laws and regulations. Although we have various rights as the property owner under our property management agreements, including various rights to set budget guidelines and to terminate and exercise remedies under those agreements as provided therein, any failure, inability or unwillingness on the part of our property managers to satisfy their respective obligations under those agreements, to efficiently and effectively manage our properties or to provide timely and accurate accounting information with respect thereto, could have a material adverse effect on us.
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
As of March 31, 2016, approximately 18.2% and 15.5% of the beds in our senior housing portfolios were located in Florida and Texas, respectively. In addition, as of March 31, 2016, total revenue for our Managed Properties segment and our Triple Net Lease Properties segment derived from our properties in Florida and Texas was 19.6% and 12.0%, respectively. As a result of this concentration, a material portion of our portfolios are significantly exposed to the effects of economic and real estate conditions in those particular markets, such as the supply of competing properties, home prices, income levels, the financial condition of our tenants, and general levels of employment and economic activity, which may be adversely affected by the recent decline in oil prices. To the extent that weak economic or real estate conditions affect Florida or Texas more severely than other areas of the country, our financial performance could be negatively impacted. Some or all of these properties could be affected if these regions experience severe weather or natural disasters; delays in obtaining regulatory approvals; delays or decreases in the availability of personnel or services; and/or changes in the regulatory, political or fiscal environment.
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
There are conflicts of interest inherent in our relationship with our Manager insofar as our Manager and its affiliates—including investment funds, private investment funds, or businesses managed by our Manager—invest in senior housing properties and whose investment objectives overlap with our investment objectives. Certain investments appropriate for us may also be appropriate for one or more of these other investment vehicles. Certain members of our board of directors and employees of our Manager who are our officers also serve as officers and/or directors of Fortress and these other entities. Although we have the same Manager, we may compete with entities affiliated with our Manager or Fortress for certain target assets.  Fortress has raised two funds primarily focused on investing in senior housing properties. The first, raised in 2006 with $650 million in commitments at closing had its final liquidation in December 2014. The second, also raised in 2006, had $1.6 billion in capital commitments as of March 31, 2016 and is in the process of selling its investments, including its investments in Holiday. Certain of Fortress’s other funds also hold significant  investments in senior housing. All of these funds are outside their respective investment periods, although one of these funds has approximately $120 million in unfunded commitments, which may be drawn for follow-on investments. Fortress funds generally have a fee structure similar to ours, but the fees actually paid will vary depending on the size, terms and performance of each fund.  From time to time, affiliates of Fortress focus on investments in assets with a similar profile as our target assets that we may seek to acquire.  These affiliates may have meaningful purchasing capacity, which may change over time depending upon a variety of factors, including, but not limited to, available equity capital and debt financing, market conditions and cash on hand. Fortress had approximately $70.6 billion of assets under management as of March 31, 2016. In addition, with respect to funds in the process of selling investments, our Manager may be incentivized to regard the sale of such assets to New Senior positively, particularly if a sale to an unrelated third party would result in a loss of fees to our Manager.
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
Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. Moreover, if a REIT distributes less than 85% of its ordinary income, 95% of its capital gain net income plus any undistributed shortfall from prior year (“Required Distribution”) to its stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then it is required to pay an excise tax on 4% of any shortfall between the Required Distribution and the amount that was actually distributed. Any of these taxes would decrease cash available for distribution to our stockholders. In addition, our TRS will be subject to corporate level income tax at regular rates.

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
Under the provisions of RIDEA, we currently lease certain “qualified healthcare properties” (which generally include assisted living properties but not independent living properties) to our TRS (or a limited liability company of which the TRS is a member). The TRS, in turn, contracts with a third party operator to manage the healthcare operations at these properties. The rents paid by the TRS in this structure will be treated as qualifying rents from real property for purposes of the REIT requirements only if (i) they are paid pursuant to an arm’s-length lease of a qualified healthcare property and (ii) the operator qualifies as an “eligible independent contractor” with respect to the property. An operator will qualify as an eligible independent contractor if it meets certain ownership tests with respect to us, and if, at the time the operator enters into the property management agreement, the operator is actively engaged in the trade or business of operating qualified healthcare properties for any person who is not a related person to us or the TRS. If any of the above conditions were not satisfied, then the rents would not be considered income from a qualifying source for purposes of the REIT rules, which could cause us to incur penalty taxes or to fail to qualify as a REIT.
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
We intend to make quarterly distributions of an amount at least equal to all or substantially all of our REIT taxable income to holders of our common stock out of assets legally available therefore. We have not established a minimum distribution payment level and our ability to pay distributions may be adversely affected by a number of factors, including the risk factors described in this Form 10-Q. Distributions will be authorized by our board of directors and declared by us based upon a number of factors, including actual results of operations, restrictions under Delaware law or any applicable debt covenants, our financial condition, our taxable income, the annual distribution requirements under the REIT provisions of the Code, our operating expenses and other factors our board of directors deems relevant. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions, maintain our current level, or increase cash distributions in the future. As of March 31, 2016, our cash flows from operating activities less capital expenditures and principal payments of our mortgage notes were less than the amount of the dividend declared with respect to the first quarter.  In addition, we expect that the amount of our principal payments will increase meaningfully.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is information regarding the Company’s stock repurchases during the three months ended March 31, 2016:

Period	Total Number of Shares (or Units) Purchased (#)	Average Price Paid per Share (or Unit) ($)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (#)	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs ($)
January 1 - January 31, 2016	3,333,333	$9.00	3,333,333	$89,747,360
February 1 - February 29, 2016	—	—	—	—
March 1 - March 31, 2016	—	—	—	—
Total	3,333,333	$9.00	3,333,333	$89,747,360

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

10.3	New Senior Investment Group Inc. Nonqualified Stock Option and Incentive Award Plan (incorporated by reference to New Senior's report on Form 10-Q, Exhibit 10.3, filed on November 25, 2014).
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

10.12
Settlement Agreement, dated as of February 23, 2016, by and among the Registrant and Levin Capital Strategies, L.P. and the other persons listed on Schedule A thereto (incorporated by reference to New Senior's report on Form 10-K, Exhibit 10.12, filed on February 26, 2016).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NEW SENIOR INVESTMENT GROUP INC.

By:	/s/ Susan Givens
Susan Givens
Chief Executive Officer

May 5, 2016

By:	/s/ Justine A. Cheng
Justine A. Cheng
Chief Financial Officer and Treasurer

May 5, 2016

By:	/s/ Bhairav Patel
Bhairav Patel
Principal Accounting Officer

May 5, 2016