Form 10-Q
period 2016-06-30
New Senior Investment Group Inc.
filed 2016-08-04
CIK 1610114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Common stock, $0.01 par value per share: 82,127,247 shares outstanding as of July 29, 2016.

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

•
concentration risk with respect to Holiday Retirement ("Holiday"), which, as of June 30, 2016, managed 67 of the 96 properties in our managed portfolio and leased 51 of the 58 properties in our triple net lease portfolio, and risks associated with a change of control in the ownership or senior management of Holiday;

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

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	June 30, 2016	December 31, 2015
Assets	(Unaudited)
Real estate investments:
Land	$226,180	$222,795
Buildings, improvements and other	2,558,659	2,568,133
Accumulated depreciation	(174,158)	(129,788)
Net real estate property	2,610,681	2,661,140
Acquired lease and other intangible assets	321,440	308,917
Accumulated amortization	(223,598)	(166,714)
Net real estate intangibles	97,842	142,203
Net real estate investments	2,708,523	2,803,343

Cash and cash equivalents	83,630	116,881
Straight-line rent receivables	63,000	51,916
Receivables and other assets, net	52,921	45,319
Total Assets	$2,908,074	$3,017,459

Liabilities and Equity
Liabilities
Mortgage notes payable, net	$2,148,013	$2,151,317
Due to affiliates	11,804	9,644
Accrued expenses and other liabilities	103,723	89,173
Total Liabilities	$2,263,540	$2,250,134

Commitments and contingencies

Equity
Preferred Stock $0.01 par value, 100,000,000 shares authorized and none outstanding as of both June 30, 2016 and December 31, 2015	$—	$—
Common stock $0.01 par value, 2,000,000,000 shares authorized, 82,114,218 and 85,447,551 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	821	854
Additional paid-in capital	897,808	928,654
Accumulated deficit	(254,095)	(162,183)
Total Equity	$644,534	$767,325

Total Liabilities and Equity	$2,908,074	$3,017,459

See notes to Consolidated Financial Statements.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Resident fees and services	$90,297	$63,470	$180,003	$110,658
Rental revenue	28,244	27,730	56,483	54,402
Total revenues	118,541	91,200	236,486	165,060

Expenses
Property operating expense	60,606	42,824	121,231	77,095
Depreciation and amortization	53,866	39,574	101,233	69,731
Interest expense	22,805	16,984	45,593	32,295
Acquisition, transaction and integration expense	652	5,199	1,406	9,117
Management fees and incentive compensation to affiliate	4,430	3,071	8,358	6,122
General and administrative expense	3,554	4,129	7,924	7,539
Loss on extinguishment of debt	—	—	—	5,091
Other expense	511	480	698	480
Total expenses	$146,424	$112,261	$286,443	$207,470

Loss Before Income Taxes	(27,883)	(21,061)	(49,957)	(42,410)
Income tax (benefit) expense	(525)	129	(751)	34
Net Loss	$(27,358)	$(21,190)	$(49,206)	$(42,444)

Loss Per Share of Common Stock
Basic and diluted (A)	$(0.33)	$(0.32)	$(0.60)	$(0.64)

Weighted Average Number of Shares of Common Stock Outstanding
Basic and diluted (B)	82,114,218	66,857,483	82,590,408	66,637,670

Dividends Declared Per Share of Common Stock	$0.26	$0.49	$0.52	$0.49

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

See notes to Consolidated Financial Statements.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)
(dollars in thousands, except share data)

	Common Stock
	Shares	Amount	Accumulated Deficit	Additional Paid-in Capital	Total Equity
Equity at December 31, 2015	85,447,551	$854	$(162,183)	$928,654	$767,325
Repurchase of common stock	(3,333,333)	(33)	—	(30,851)	(30,884)
Fair value of stock options issued	—	—	—	5	5
Dividends declared	—	—	(42,706)	—	(42,706)
Net loss	—	—	(49,206)	—	(49,206)
Equity at June 30, 2016	82,114,218	$821	$(254,095)	$897,808	$644,534

See notes to Consolidated Financial Statements.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2016	2015
Cash Flows From Operating Activities
Net loss	$(49,206)	$(42,444)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of tangible assets and amortization of intangible assets	101,304	69,804
Amortization of deferred financing costs	4,841	4,473
Amortization of deferred community fees	(936)	(1,112)
Amortization of premium on mortgage notes payable	(292)	305
Non-cash straight line rent	(11,084)	(12,540)
Loss on extinguishment of debt	—	5,091
Equity-based compensation	5	17
Provision for bad debt	1,058	824
Other non-cash expense	557	480
Changes in:
Receivables and other assets, net	(5,924)	(4,432)
Due to affiliates	2,160	2,559
Accrued expenses and other liabilities	16,910	9,932
Net cash provided by operating activities	$59,393	$32,957
Cash Flows From Investing Activities
Cash paid for acquisitions, net of deposits	$—	$(584,932)
Capital expenditures	(9,563)	(4,978)
Funds reserved for future capital expenditures	(2,221)	(292)
Deposits refunded (paid) for real estate investments	584	(10,855)
Net cash used in investing activities	$(11,200)	$(601,057)
Cash Flows From Financing Activities
Proceeds from mortgage notes payable	$—	$757,572
Principal payments of mortgage notes payable	(7,854)	(7,911)
Repayments of mortgage notes payable	—	(289,484)
Payment of exit fee on extinguishment of debt	—	(1,499)
Payment of deferred financing costs	—	(8,798)
Payment of common stock dividend	(42,706)	(30,552)
Purchase of interest rate caps	—	(1,037)
Repurchase of common stock	(30,884)	—
Proceeds from issuance of common stock	—	276,569
Costs related to issuance of common stock	—	(10,056)
Net cash (used in) provided by financing activities	$(81,444)	$684,804
Net (Decrease) Increase in Cash and Cash Equivalents	(33,251)	116,704
Cash and Cash Equivalents, Beginning of Period	116,881	226,377
Cash and Cash Equivalents, End of Period	$83,630	$343,081

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$41,122	$26,734
Cash paid during the period for income taxes	262	190

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Common stock dividend declared but not paid	$—	$17,268

See notes to Consolidated Financial Statements.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2016
(dollars in thousands, except share data)

1.	ORGANIZATION

New Senior is a REIT primarily focused on investing in private pay senior housing properties. As of June 30, 2016, New Senior owned a diversified portfolio of 154 primarily private pay senior housing properties located across 37 states. The Company is listed on the New York Stock Exchange (“NYSE”) under the symbol “SNR” and is headquartered in New York, New York.

The Company operates in two reportable segments: (1) Managed Properties and (2) Triple Net Lease Properties.

Managed Properties – The Company has engaged property managers to manage 96 of its properties on a day-to-day basis under the Managed Properties segment. These properties consist of 53 dedicated independent living facilities (“IL”) and 43 properties with a combination of assisted living/memory care (“AL/MC”) facilities. The Company’s Managed Properties are managed by Holiday Retirement (“Holiday”), a portfolio company that is majority owned by private equity funds managed by an affiliate of FIG LLC (the “Manager”), a subsidiary of Fortress Investment Group LLC (“Fortress”), FHC Property Management LLC (together with its subsidiaries, “Blue Harbor”), an affiliate of the Manager, Jerry Erwin Associates, Inc. (“JEA”) and Thrive Senior Living LLC ("Thrive"), collectively, the “Property Managers,” under property management agreements (the “Property Management Agreements”). Under the Property Management Agreements, the Property Managers are responsible for the day-to-day operations of the Company’s senior housing properties and are entitled to a management fee in accordance with the terms of the Property Management Agreements.

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

Triple Net Lease Properties – The Company owns 58 properties subject to triple net lease arrangements (substantially all of which are leased to Holiday). These properties consist of 52 IL properties, 5 rental Continuing Care Retirement Communities ("CCRC") properties and 1 AL/MC property. In a triple net lease arrangement, the lessee agrees to operate and maintain the property at its own expense, including repairs, maintenance, capital expenditures, utilities, taxes, insurance and the payroll expense of property-level employees. The Company’s triple net lease agreements have initial terms of approximately 15 or 17 years and include renewal options and annual rent increases ranging from 2.5% to 4.5%.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2016
(dollars in thousands, except share data)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying Consolidated Financial Statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP’’) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Consolidated Financial Statements include the accounts of New Senior and its consolidated subsidiaries. All significant intercompany transactions and balances have been eliminated. New Senior consolidates those entities in which it has control over significant operating, financial and investing decisions of the entity. As of June 30, 2016 and December 31, 2015, the Company did not have any investments in Variable Interest Entities (“VIEs”). VIEs are defined as entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These Consolidated Financial Statements should be read in conjunction with the results of operations, financial position and cash flows in the Company's Consolidated Financial Statements on Form 10-K for the year ended December 31, 2015.

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

Revenue Recognition

Resident Fees and Services - Resident fees and services include monthly rental revenue, care income and ancillary income recognized from the Managed Properties segment. Resident fees and services are recognized monthly as services are provided. Most lease agreements with residents are cancelable by the resident with 30 days’ notice. Ancillary income primarily relates to non-refundable community fees. Non-refundable community fees are recognized on a straight-line basis over the average length of stay of residents, which management estimates to be approximately 24 months for AL/MC properties and approximately 33 months for IL properties.

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
June 30, 2016
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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09 Revenues from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB deferred the effective date of this standard by one year, which will be for fiscal years, and interim periods within those years, beginning after December 15, 2017. Additionally, during 2016, the FASB issued ASU 2016-08 Revenue from Contracts with Customers, Principal versus Agent Considerations, ASU 2016-10 Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing and ASU 2016-12 Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients, which clarify the guidance on reporting revenue as a principal versus agent, identifying performance obligations, accounting for intellectual property licenses, and how to assess collectibility, present sales tax and treat noncash consideration. The Company is assessing the impact this guidance may have on its Consolidated Financial Statements.

In January 2016, the FASB issued ASU 2016-01 Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The standard addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The effective date of the standard will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is assessing the impact this guidance may have on its Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02 Leases. This standard amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The effective date of the standard will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, and early adoption is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is assessing the impact this guidance may have on its Consolidated Financial Statements.

In June 2016, the FASB issued ASU 2016-13 Financial Instruments - Credit Losses, Measurement of Credit Losses on Financial Instruments. This standard replaces the current incurred loss methodology with a methodology that reflects expected credit losses. Under this methodology, a company would recognize an impairment allowance equal to its current estimate of all contractual cash flows that it does not expect to collect from financial assets measured at amortized cost. The effective date of the standard will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, and early adoption is permitted beginning after December 15, 2018. The Company is assessing the impact this guidance may have on its Consolidated Financial Statements.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2016
(dollars in thousands, except share data)

3.	ACQUISITIONS

The Company did not make any acquisitions during the six months ended June 30, 2016.

During the six months ended June 30, 2015, the Company acquired four portfolios representing 24 properties (21 IL, 2 AL/MC and 1 rental CCRC). The IL and AL/MC properties were integrated into the Managed Properties segment, and Holiday, Blue Harbor and Thrive manage 19, 2 and 2 of the properties, respectively. The rental CCRC was integrated into the Triple Net Lease segment.

The Company's acquisition accounting for transactions completed during the twelve months ended June 30, 2016 is still preliminary, pending the completion of various analyses and the finalization of estimates used in the determination of fair values. During the measurement period, additional assets or liabilities may be recognized if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets or liabilities as of that date. The preliminary measurement of net assets acquired may be adjusted after obtaining additional information regarding, among other things, asset valuations (including market and other information with which to determine fair values), liabilities assumed and the analysis of assumed contracts. These adjustments may be significant and will be accounted for in accordance with ASU 2015-16 Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments, which became effective in the first quarter of 2016.

During the six months ended June 30, 2016, measurement period adjustments were made based on the final valuation of net assets acquired. The adjustments included a decrease of $12,523 in real estate investments and an increase of $12,523 for in-place lease intangibles. If these adjustments had been recognized as of the acquisition date, the Company would have recognized additional depreciation and amortization expense of $5,281 in previous reporting periods.

The following table illustrates the pro forma effect of the acquisitions completed in the period from January 1, 2015 to June 30, 2016 on revenues and loss before income taxes, as if they had been consummated as of January 1, 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$118,541	$115,141	$236,486	$229,452
Loss before income taxes	(27,883)	(28,085)	(49,957)	(61,470)

The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred as of January 1, 2015, nor are they necessarily indicative of future operating results.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2016
(dollars in thousands, except share data)

4.	SEGMENT REPORTING

As of June 30, 2016, the Company operated in two reportable business segments: Managed Properties and Triple Net Lease Properties. Under its Managed Properties segment, the Company invests in senior housing properties throughout the United States and engages property managers to manage those senior housing properties. Under its Triple Net Lease Properties segment, the Company invests in senior housing and healthcare properties throughout the United States and leases those properties to healthcare operating companies under triple net leases that obligate the tenants to pay all property-related expenses, including repairs, maintenance, capital expenditures, utilities, taxes, insurance and the payroll expense of property-level employees.

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

Interest expense, depreciation and amortization, general and administrative expense, acquisition, transaction and integration expense, management fees and incentive compensation to affiliate, income tax (benefit) expense, other expense and discontinued operations (if any) are not allocated to individual segments for purposes of assessing segment performance. There are no intersegment sales or transfers.

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Triple Net Lease Properties	Managed Properties	Consolidated	Triple Net Lease Properties	Managed Properties	Consolidated
Revenues
Resident fees and services	$—	$90,297	$90,297	$—	$63,470	$63,470
Rental revenue	28,244	—	28,244	27,730	—	27,730
Less: Property operating expense	—	60,606	60,606	—	42,824	42,824
Segment NOI	$28,244	$29,691	$57,935	$27,730	$20,646	$48,376

Depreciation and amortization			53,866			39,574
Interest expense			22,805			16,984
Acquisition, transaction and integration expense			652			5,199
Management fees and incentive compensation to affiliate			4,430			3,071
General and administrative expense			3,554			4,129
Other expense			511			480
Income tax (benefit) expense			(525)			129
Net Loss			$(27,358)			$(21,190)

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2016
(dollars in thousands, except share data)

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	Triple Net Lease Properties	Managed Properties	Consolidated	Triple Net Lease Properties	Managed Properties	Consolidated
Revenues
Resident fees and services	$—	$180,003	$180,003	$—	$110,658	$110,658
Rental revenue	56,483	—	56,483	54,402	—	54,402
Less: Property operating expense	—	121,231	121,231	—	77,095	77,095
Segment NOI	$56,483	$58,772	$115,255	$54,402	$33,563	$87,965

Depreciation and amortization			101,233			69,731
Interest expense			45,593			32,295
Acquisition, transaction and integration expense			1,406			9,117
Management fees and incentive compensation to affiliate			8,358			6,122
General and administrative expense			7,924			7,539
Loss on extinguishment of debt			—			5,091
Other expense			698			480
Income tax (benefit) expense			(751)			34
Net Loss			$(49,206)			$(42,444)

Property operating expense includes property management fees, property-level payroll expense and travel reimbursement costs. See Note 11 for additional information on these expenses related to Blue Harbor and Holiday.

Assets by reportable business segment are reconciled to total assets as follows:

	June 30, 2016		December 31, 2015
Assets:	Amount	Percentage	Amount	Percentage
Triple Net Lease Properties	$1,171,189	40.3%	$1,196,578	39.7%
Managed Properties	1,698,454	58.4%	1,744,540	57.8%
All Other Assets (A)	38,431	1.3%	76,341	2.5%
Total Assets	$2,908,074	100.0%	$3,017,459	100.0%

(A)	Primarily consists of corporate cash which is not directly attributable to the Company's reportable business segments.

Rental revenue attributable to our triple net leases with Holiday accounted for 18.8% and 24.4% of the Company's total revenues for the three months ended June 30, 2016 and 2015 and 18.9% and 27.0% for the six months ended June 30, 2016 and 2015, respectively.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2016
(dollars in thousands, except share data)

The following table presents the percentage of total revenues by geographic location:

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	Number of Communities	% of Revenue	Number of Communities	% of Revenue
Florida	26	19.7%	23	21.9%
Texas	19	12.0%	17	15.3%
California	12	10.1%	8	8.6%
North Carolina	9	6.3%	7	5.2%
Pennsylvania	7	6.1%	6	6.4%
Oregon	10	5.3%	8	5.7%
Utah	6	4.5%	6	5.7%
Other	65	36.0%	49	31.2%
Total	154	100.0%	124	100.0%

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2016
(dollars in thousands, except share data)

5.	REAL ESTATE INVESTMENTS

	June 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value
Land	$226,180	$—	$226,180	$222,795	$—	$222,795
Building and improvements	2,442,836	(130,533)	2,312,303	2,455,170	(97,485)	2,357,685
Furniture, fixtures and equipment	115,823	(43,625)	72,198	112,963	(32,303)	80,660
Total	$2,784,839	$(174,158)	$2,610,681	$2,790,928	$(129,788)	$2,661,140

Depreciation expense was $22,002 and $17,155 for the three months ended June 30, 2016 and 2015 and $44,420 and $30,558 for the six months ended June 30, 2016 and 2015, respectively.

The following table summarizes the Company’s real estate intangibles:

	June 30, 2016				December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Amortization Period
Above/below market lease intangibles, net	$5,868	$(459)	$5,409	53.3 years	$5,868	$(361)	$5,507	52.8 years
In-place lease intangibles	309,776	(221,243)	88,533	2.6 years	297,253	(164,772)	132,481	2.6 years
Other intangibles	5,796	(1,896)	3,900	9.4 years	5,796	(1,581)	4,215	9.4 years
Total intangibles	$321,440	$(223,598)	$97,842		$308,917	$(166,714)	$142,203

Amortization expense was $31,864 and $22,419 for the three months ended June 30, 2016 and 2015 and $56,813 and $39,173 for the six months ended June 30, 2016 and 2015, respectively. Additionally, amortization of above/below market leases was $35 and $37 for the three months ended June 30, 2016 and 2015 and $71 and $73 for the six months ended June 30, 2016 and 2015, respectively, and is reported as a reduction to "Rental revenue" in the Consolidated Statements of Operations.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2016
(dollars in thousands, except share data)

6.	RECEIVABLES AND OTHER ASSETS, NET

	June 30, 2016	December 31, 2015
Escrows held by lenders (A)	$28,891	$19,694
Other receivables	3,016	2,996
Prepaid expenses	2,718	4,828
Resident receivables, net	2,936	2,594
Deferred tax assets, net	9,629	8,757
Security deposits	2,809	2,932
Income tax receivable	1,531	1,920
Interest rate caps	36	283
Other assets	1,355	1,315
Total	$52,921	$45,319

(A)	Escrows held by lenders represent amounts deposited in tax, insurance, and replacement reserve escrow accounts that are related to mortgage notes collateralized by New Senior's properties.

The following table summarizes the allowance for doubtful accounts and the related provision for resident receivables:

	Six Months Ended June 30,
	2016	2015
Balance, beginning of period	$509	$190
Provision for bad debt	1,058	824
Write-offs, net of recoveries	(580)	(429)
Balance, end of period	$987	$585

The provision for resident receivables and related write-offs are included in "Property operating expense" in the Consolidated Statements of Operations.

7.	DEFERRED FINANCING COSTS

The deferred financing costs summarized in the following table are presented as a reduction to "Mortgage notes payable, net" in the Consolidated Balance Sheets.

	June 30, 2016	December 31, 2015
Gross carrying amount	$54,910	$54,910
Accumulated amortization	(22,316)	(17,475)
Total	$32,594	$37,435

Amortization of deferred financing costs is reported within "Interest expense" in the Consolidated Statements of Operations.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2016
(dollars in thousands, except share data)

8.	MORTGAGE NOTES PAYABLE, NET

	June 30, 2016					December 31, 2015
	Outstanding Face Amount	Carrying Value (A)	Final Stated Maturity	Stated Interest Rate	Weighted Average Maturity (Years)	Outstanding Face Amount	Carrying Value (A)
Managed Properties
Fixed Rate	$606,109	$602,368	Dec 2018 - Sep 2025	3.65% to 6.76%	7.7	$607,437	$603,460
Floating Rate (B)	731,148	724,004	Oct 2020 - May 2022	1M LIBOR + 2.20% to 1M LIBOR + 2.70%	5.5	731,318	723,554
Triple Net Lease Properties
Fixed Rate (C)	689,628	670,720	Jan 2021 - Jan 2024	3.80% to 7.40%	5.7	695,984	673,732
Floating Rate	152,000	150,921	Oct 2017 - Apr 2018	3M LIBOR + 3.00% to 3M LIBOR + 3.25%	1.5	152,000	150,571
Total	$2,178,885	$2,148,013			5.9	$2,186,739	$2,151,317

(A)	The totals are reported net of deferred financing costs of $32,594 and $37,435 as of June 30, 2016 and December 31, 2015, respectively.

(B)	All of these loans have LIBOR caps that range between 3.30% and 3.80% as of June 30, 2016.

(C)
Includes loans with an outstanding face amount of $347,117 and $294,856, as of June 30, 2016, for which the Company bought down the interest rates to 4.00% and 3.80%, respectively, through January 2019. The interest rates will increase to 4.99% and 4.55%, respectively, thereafter.

In March 2015, the Company refinanced mortgage loans of $297,030 and recognized a loss on extinguishment of debt of $5,091, which represents the write-off of related unamortized deferred financing costs, mortgage discounts, exit fees and other costs, as of the date of the refinancing, and is included in "Loss on extinguishment of debt" in the Consolidated Statements of Operations.

The carrying value of the collateral relating to the fixed rate and floating rate mortgages was $1,635,283 and $1,072,662 as of June 30, 2016 and $1,679,646 and $1,122,960 as of December 31, 2015, respectively.

The Company’s mortgage notes payable contain various customary financial and other covenants, and in certain cases include a Debt Service Coverage Ratio, Project Yield or Minimum Net Worth provision, as defined in the agreements. The Company was in compliance with the covenants of its mortgage notes payable agreements as of June 30, 2016.

The fair values of mortgage notes payable as of June 30, 2016 and December 31, 2015 was $2,199,130 and $2,217,464, respectively. Mortgage notes payable are not measured at fair value in the Consolidated Balance Sheets. The disclosed fair value of mortgage notes payable, classified as level 3 within the fair value hierarchy, is based on a discounted cash flow valuation model. Significant inputs in the model include amounts and timing of expected future cash flows and market yields which are constructed based on inputs implied from similar debt offerings.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2016
(dollars in thousands, except share data)

9.	DERIVATIVE INSTRUMENTS

As of June 30, 2016, the Company held interest rate caps to hedge future payments on floating rate debt obligations. The interest rate caps are carried at fair value and are included in "Receivables and other assets, net" in the Consolidated Balance Sheets. The Company estimates the fair value of these instruments using pricing models that consider forward yield curves, cap strike rates, cap volatility and discount rates, which are classified as level 2 inputs. Significant inputs to the valuation of level 2 derivatives can be verified to market transactions, broker or dealer quotations or other pricing sources with reasonable levels of price transparency. The Company does not apply hedge accounting. The fair value adjustment on the Company's interest rate caps was a loss of $60 and $480 for the three months ended June 30, 2016 and 2015, respectively, and a loss of $247 and $480 for the six months ended June 30, 2016 and 2015, respectively, and is included in "Other expense" in the Consolidated Statements of Operations.

The following table presents information related to the Company's outstanding interest rate caps:

	June 30, 2016	December 31, 2015
Outstanding notional amount	$731,177	$731,318
LIBOR cap range	3.30% to 3.80%	3.30% to 3.80%
LIBOR cap effective date range	Mar 2015 to Sep 2020	Mar 2015 to Sep 2020
Fair value	$36	$283

10.	ACCRUED EXPENSES AND OTHER LIABILITIES

	June 30, 2016	December 31, 2015
Security deposits payable	$59,881	$54,669
Accounts payable	8,316	9,552
Mortgage interest payable	6,344	6,415
Deferred community fees, net	5,299	4,450
Rent collected in advance	3,675	3,937
Property tax payable	5,447	2,564
Other liabilities	14,761	7,586
Total	$103,723	$89,173

11.	TRANSACTIONS WITH AFFILIATES

Management Agreements

New Senior is party to a management agreement (the “Management Agreement”) with the Manager, under which the Manager advises the Company on various aspects of its business and manages its day-to-day operations, subject to the supervision of the Company’s board of directors. For its management services, the Manager is entitled to a base management fee of 1.5% per annum of the Company’s gross equity. Gross equity is generally defined as the equity invested by Newcastle Investment Corp. ("Newcastle") (including cash contributed to the Company) as of the completion of the spin-off from Newcastle, plus the aggregate offering price from stock offerings, plus certain capital contributions to subsidiaries, less capital distributions (calculated without regard to depreciation and amortization) and repurchases of common stock, calculated and payable monthly in arrears in cash. The Company incurred management fees of $3,839 and $3,071 during the three months ended June 30, 2016 and 2015, respectively, and $7,723 and $6,122 during the six months ended June 30, 2016 and 2015, respectively, under the Management Agreement, which are included in “Management fees and incentive compensation to affiliate” in the Consolidated Statements of Operations. As of June 30, 2016 and December 31, 2015, the Company had a payable for management fees of $1,280 and $1,349, respectively, which is included in “Due to affiliates” in the Consolidated Balance Sheets.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2016
(dollars in thousands, except share data)

The Manager is entitled to receive, on a quarterly basis, incentive compensation on a cumulative, but not compounding basis, in an amount equal to the product of (A) 25% of the dollar amount by which (1)(a) funds from operations (as defined in the Management Agreement) before the incentive compensation per share of common stock, plus (b) gains (or losses) from sales of property per share of common stock, plus (c) internal and third party acquisition-related expenses, plus (d) unconsummated transaction expenses, and plus (e) other non-routine items (as defined in the Management Agreement), exceed (2) an amount equal to (a) the weighted average value per share of the equity invested by Newcastle in the assets of the Company (including cash contributed to the Company) as of the completion of the spin-off and the price per share of the Company’s common stock in any offerings by the Company (adjusted for prior capital dividends or capital distributions, which shall be calculated without regard to depreciation and amortization and repurchases of common stock) multiplied by (b) a simple interest rate of 10% per annum, multiplied by (B) the weighted average number of shares of common stock outstanding. The Manager earned incentive compensation of $591 and $0 during the three months ended June 30, 2016 and 2015, respectively, and $635 and $0 during the six months ended June 30, 2016 and 2015, respectively, which is included in "Management fees and incentive compensation to affiliate" in the Consolidated Statements of Operations. As of June 30, 2016 and December 31, 2015, the Company had a payable for incentive compensation of $468 and $0, respectively, which is included in "Due to affiliates" in the Consolidated Balance Sheets. The Manager is also entitled to receive, upon the successful completion of an equity offering, options with respect to 10% of the number of shares sold in the offering with an exercise price equal to the price paid by the purchaser in the offering.

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

The following table summarizes the Company's reimbursement to the Manager for costs incurred for tasks and other services performed by the Manager under the Management Agreement:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Included in:
General and administrative expense	$2,402	$1,632	$4,272	$3,276
Acquisition, transaction and integration expense	567	468	926	1,667
Total	$2,969	$2,100	$5,198	$4,943

As of June 30, 2016 and December 31, 2015, the Company had a payable for Manager reimbursements of $1,061 and $1,518, respectively, which is included in “Due to affiliates” in the Consolidated Balance Sheets.

During 2015, the Company executed a plan to centralize operations in New York, New York and relocate certain personnel from the Plano, Texas office to New York, New York. The Company determined that this plan qualified as a restructuring activity under ASC 420. While the majority of restructuring-related costs were incurred in 2015, during the six months ended June 30, 2016, the Company incurred additional costs of $141, which primarily consist of lease-related expenses associated with the office in Plano, Texas, and are included in "Other expense" in the Consolidated Statements of Operations. The Company has incurred cumulative costs associated with the restructuring of $805. The Company does not expect to incur any material costs related to this restructuring in subsequent periods.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2016
(dollars in thousands, except share data)

Property Management Agreements

Within the Company’s Managed Properties segment, the Company is party to Property Management Agreements with Blue Harbor, an affiliate of Fortress, and Holiday, a portfolio company that is majority owned by a private equity fund managed by an affiliate of Fortress, to manage most of its senior housing properties. Pursuant to these Property Management Agreements, the Company pays monthly property management fees. For AL/MC properties managed by Blue Harbor and Holiday, the Company pays management fees equal to 6% of effective gross income for the first two years and 7% thereafter. For IL properties managed by Blue Harbor and Holiday, the Company pays management fees equal to 5% of effective gross income. For certain property management agreements, the Company may also pay an incentive fee based on operating performance of the properties. No incentive fees were incurred during the six months ended June 30, 2016 and 2015. Property management fees are included in "Property operating expense" in the Consolidated Statements of Operations. Other amounts paid to affiliated managers that are included in property operating expense are payroll expense and travel reimbursement costs. The payroll expense is structured as a reimbursement to the Property Manager, who is the employer of record.

The following table summarizes property management fees and reimbursements paid by the Company to Property Managers affiliated with Fortress:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Property management fees	$5,110	$3,681	$9,635	$6,755
Travel reimbursement costs	92	94	184	185
Property-level payroll expenses	$25,851	$19,760	$51,844	$36,381

As of June 30, 2016 and December 31, 2015, the Company had payables for property management fees of $1,712 and $1,689, respectively, and property-level payroll expenses of $7,283 and $5,088, respectively, which are included in “Due to affiliates” in the Consolidated Balance Sheets. The Property Management Agreements with affiliated managers have initial terms of 5 or 10 years and provide for automatic one-year extensions after the initial term, subject to termination rights.

Triple Net Lease Agreements

Within the Company’s Triple Net Lease segment, the Company is party to triple net leases with Holiday. Pursuant to the leases, the tenant is required to pay monthly rent payments in accordance with the lease terms. Such payments amounted to $17,754 and $16,989 for the three months ended June 30, 2016 and 2015, respectively, and $35,508 and $33,979 for the six months ended June 30, 2016 and 2015, respectively.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2016
(dollars in thousands, except share data)

12.	INCOME TAXES

New Senior is organized and conducts its operations to qualify as a REIT under the requirements of the Internal Revenue Code of 1986, as amended (the "Code"). However, certain of the Company’s activities are conducted through its taxable REIT subsidiary ("TRS") and therefore are subject to federal and state income taxes at regular corporate tax rates.

The following table presents the (benefit) expense for income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Current
Federal	$—	$—	$—	$—
State and local	46	68	121	104
Total current provision	46	68	121	104
Deferred
Federal	$(519)	$48	$(798)	$(110)
State and local	(52)	13	(74)	40
Total deferred provision	(571)	61	(872)	(70)
Total (benefit) expense for income taxes	$(525)	$129	$(751)	$34

The following table presents the significant components of deferred tax assets:

	June 30, 2016	December 31, 2015
Deferred tax assets:
Prepaid fees and rent	$1,905	$1,976
Net operating losses	6,170	5,175
Deferred rent	2,002	2,063
Tax credits	26	26
Other	163	70
Total deferred tax assets	10,266	9,310
Less valuation allowance	—	—
Net deferred tax assets	$10,266	$9,310
Deferred tax liabilities:
Depreciation and amortization	637	553
Total deferred tax liabilities	637	553
Total net deferred tax assets	$9,629	$8,757

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income by the TRS during the periods in which temporary differences become deductible and before the net operating loss carryforward expires. The Company has not recorded a valuation allowance against its deferred tax assets as of June 30, 2016 as management believes that it is more likely than not that its deferred tax assets will be realized.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2016
(dollars in thousands, except share data)

13.	EQUITY

On December 17, 2015, the board of directors authorized the Company to commence a modified “Dutch auction” self-tender offer to repurchase up to $30,000 in cash of shares of its common stock. The tender offer commenced on December 17, 2015 and expired on January 19, 2016. The Company incurred $30,884, including transaction costs, to repurchase 3,333,333 shares at a tender price of $9.00 per share.

As of June 30, 2016, 1,302,720 shares of the Company’s common stock were held by Fortress, through its affiliates, and its principals.

14.	COMMITMENTS AND CONTINGENCIES

As of June 30, 2016, management believes there are no material contingencies that would affect the Company’s results of operations, cash flows or financial position.

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

Environmental Costs

As a commercial real estate owner, the Company is subject to potential environmental costs. As of June 30, 2016, management of the Company is not aware of any environmental concerns that would have a material adverse effect on the Company’s financial position or results of operations.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2016
(dollars in thousands, except share data)

Capital Improvement and Repair Commitments

The Company is committed to making $4,000 immediately available for capital improvements to the triple net lease properties under the Life Care Services Portfolio, of which $2,178 has been funded as of June 30, 2016. The Company also agreed to make available an additional $11,500 at certain intervals over the 15 year lease period to be used for further capital improvements. Upon funding the capital improvements, the Company will be entitled to a rent increase. Additionally, the Company is committed under the Watermark triple net lease property to make $1,000 available for lender mandated repairs, of which $239 has been funded as of June 30, 2016. The Company has also agreed to make $1,000 available for additional capital improvements during the 15 year lease period. Upon funding the capital improvements, the Company will be entitled to a rent increase.

15.	SUBSEQUENT EVENTS

These Consolidated Financial Statements include a discussion of material events, if any, which have occurred subsequent to June 30, 2016 (referred to as subsequent events) through the issuance of the Consolidated Financial Statements.

In July 2016, the Company issued an aggregate of 13,029 shares of its common stock to independent directors as compensation.

On August 3, 2016, the Company's board of directors declared a cash dividend on its common stock of $0.26 per common share for the quarter ended June 30, 2016. The dividend is payable on September 22, 2016 to shareholders of record on September 8, 2016.

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

OVERVIEW

Our Business

We are a REIT primarily focused on investing in private pay senior housing properties. As of June 30, 2016, we owned a diversified portfolio of 154 primarily private pay senior housing properties located across 37 states. We are listed on the NYSE under the symbol “SNR” and are headquartered in New York, New York.

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

Acquisitions

For a discussion of acquisitions, see Note 3 included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Three months ended June 30, 2016 compared to three months ended June 30, 2015

The following table sets forth our historical results of operations derived from our unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q.

(dollars in thousands)	Three Months Ended June 30,		Increase (Decrease)
	2016	2015	Amount	Percentage
Revenues
Resident fees and services	$90,297	$63,470	$26,827	42.3%
Rental revenue	28,244	27,730	514	1.9%
Total revenues	118,541	91,200	27,341	30.0%

Expenses
Property operating expense	60,606	42,824	17,782	41.5%
Depreciation and amortization	53,866	39,574	14,292	36.1%
Interest expense	22,805	16,984	5,821	34.3%
Acquisition, transaction and integration expense	652	5,199	(4,547)	(87.5)%
Management fees and incentive compensation to affiliate	4,430	3,071	1,359	44.3%
General and administrative expense	3,554	4,129	(575)	(13.9)%
Other expense	511	480	31	6.5%
Total expenses	$146,424	$112,261	$34,163	30.4%

Loss before income taxes	(27,883)	(21,061)	(6,822)	32.4%
Income tax (benefit) expense	(525)	129	(654)	NM
Net Loss	$(27,358)	$(21,190)	$(6,168)	29.1%
_______________
NM – Not meaningful

The following table provides a comparison of the results of operations of our segments:

(dollars in thousands)	Three Months Ended June 30,		Increase (Decrease)
	2016	2015	Amount	Percentage
Managed Properties
Resident fees and services	$90,297	$63,470	$26,827	42.3%
Property operating expense	60,606	42,824	17,782	41.5%
Segment NOI for Managed Properties	29,691	20,646	9,045	43.8%

Triple Net Lease Properties
Rental revenue	28,244	27,730	514	1.9%
Segment NOI for Triple Net Lease Properties	$28,244	$27,730	$514	1.9%

The following table provides the reconciliation of our segment NOI to net loss, and compares the results of operations for the respective periods:

(dollars in thousands)	Three Months Ended June 30,		Increase (Decrease)
	2016	2015	Amount	Percentage
Total Revenue	$118,541	$91,200	$27,341	30.0%

Segment NOI for Managed Properties	29,691	20,646	9,045	43.8%
Segment NOI for Triple Net Lease Properties	28,244	27,730	514	1.9%
Total Segment NOI	57,935	48,376	9,559	19.8%
Expenses
Depreciation and amortization	53,866	39,574	14,292	36.1%
Interest expense	22,805	16,984	5,821	34.3%
Acquisition, transaction and integration expense	652	5,199	(4,547)	(87.5)%
Management fees and incentive compensation to affiliate	4,430	3,071	1,359	44.3%
General and administrative expense	3,554	4,129	(575)	(13.9)%
Other expense	511	480	31	6.5%
Income tax (benefit) expense	(525)	129	(654)	NM
Net Loss	$(27,358)	$(21,190)	$(6,168)	29.1%
_______________
NM – Not meaningful

Managed Properties

We had 96 properties under the Managed Properties segment as of June 30, 2016. We accounted for each acquisition under the acquisition method, whereby all assets acquired and liabilities assumed are recognized at their acquisition-date fair value with acquisition-related costs being expensed as incurred. The results of operations from the acquisitions are reflected in our Consolidated Financial Statements from the date of the respective acquisition.

	As of and for the three months ended June 30,
	2016	2015
Total properties	96	66
Total beds	11,543	8,090
Average occupancy rate	88.3%	86.2%

Same store information, as used herein, is defined as information for 64 properties owned for the entirety of comparable periods. The following table presents same store Segment NOI, Segment NOI for non-same store properties and Total Segment NOI:

(dollars in thousands)	Three Months Ended June 30,		Increase (Decrease)
	2016	2015	Amount	Percentage
Resident fees and services	$64,084	$62,358	$1,726	2.8%
Property operating expense	44,511	42,043	2,468	5.9%
Same Store Segment NOI	19,573	20,315	(742)	(3.7)%
Segment NOI for non-Same Store properties	10,118	331	9,787	NM
Total Segment NOI	$29,691	$20,646	$9,045	43.8%
_______________
NM – Not meaningful

Resident fees and services

Resident fees and services represent residents’ monthly rental and care fees. Revenue from resident fees and services increased by $26.8 million to $90.3 million for the three months ended June 30, 2016 from $63.5 million for the three months ended June 30, 2015. For the three months ended June 30, 2016, resident fees and services include revenues derived from the additional 30 properties that were acquired after June 30, 2015. This series of acquisitions increased the total number of beds by 3,453 to bring the total bed count to 11,543 as of June 30, 2016. Average occupancy rates for the three months ended June 30, 2016 and 2015 were 88.3% and 86.2%, respectively.

Same store resident fees and services increased by $1.7 million to $64.1 million for the three months ended June 30, 2016 from $62.4 million for the three months ended June 30, 2015. This increase was driven by an increase in rental rates and an increase in average occupancy rates on a same store basis to 87.3% from 86.1% for the three months ended June 30, 2016 and 2015, respectively.

Property operating expense

Property operating expense increased by $17.8 million to $60.6 million for the three months ended June 30, 2016 from $42.8 million for the three months ended June 30, 2015. The increase was primarily due to labor, property tax, utilities, food and other costs as a result of the additional properties that were acquired after June 30, 2015. Property operating expense as a percent of segment revenues decreased to 67.1% from 67.5% for the three months ended June 30, 2016 and 2015, respectively.

Property operating expense includes property management fees and travel reimbursements paid to Property Managers of $5.4 million and $3.8 million for the three months ended June 30, 2016 and 2015, respectively.

Same store property operating expense increased by $2.5 million to $44.5 million for the three months ended June 30, 2016 from $42.0 million for the three months ended June 30, 2015, primarily due to an increase in labor, property tax and other costs and an increase in average occupancy rates.

Segment NOI for Managed Properties

Segment NOI increased by $9.0 million to $29.7 million for the three months ended June 30, 2016 from $20.6 million for the three months ended June 30, 2015, or as a percent of resident fees and services, was 32.9% and 32.5%, respectively. The increase in segment NOI primarily reflects the impact of the additional properties that were acquired after June 30, 2015.

Same store Segment NOI decreased by $0.7 million to $19.6 million for the three months ended June 30, 2016 from $20.3 million for the three months ended June 30, 2015, primarily due to higher labor, property tax and other costs.

Triple Net Lease Properties

Rental revenue and Segment NOI for Triple Net Lease Properties

Segment NOI increased by $0.5 million to $28.2 million for the three months ended June 30, 2016 from $27.7 million for the three months ended June 30, 2015. The increase was due to the acquisition of a rental CCRC in the second quarter of 2015. As a percentage of rental revenue, segment NOI was 100% of revenue for each fiscal year as the lessee operates the property and bears the related costs, including repairs, maintenance, capital expenditures, utilities, taxes, insurance and the payroll expense of property-level employees.

Expenses

Depreciation and amortization

Depreciation and amortization expense increased by $14.3 million to $53.9 million for the three months ended June 30, 2016 from $39.6 million for the three months ended June 30, 2015. The increase primarily reflects the impact of the additional properties that were acquired after June 30, 2015 and measurement period adjustments that were made based on the final valuation of net assets acquired.

Interest expense

Interest expense increased by $5.8 million to $22.8 million for the three months ended June 30, 2016 from $17.0 million for the three months ended June 30, 2015. We incurred an additional $490.7 million in debt since June 30, 2015 and repaid $30.5 million of mortgage notes payable. The net increase in mortgage notes payable, related to the additional properties that were acquired after June 30, 2015, resulted in increased interest expense.

The weighted average effective interest rate for the three months ended June 30, 2016 and 2015 was 4.14% and 4.01%, respectively.

Acquisition, transaction and integration expense

Acquisition, transaction and integration expense decreased by $4.5 million to $0.7 million for the three months ended June 30, 2016 from $5.2 million for the three months ended June 30, 2015. The decrease primarily reflects a decrease in acquisition-related costs due to no acquisitions being made during the three months ended June 30, 2016.

Management fees and incentive compensation to affiliate

Management fees and incentive compensation to affiliate expense increased by $1.4 million to $4.4 million for the three months ended June 30, 2016 from $3.1 million for the three months ended June 30, 2015. The increase is primarily attributable to the equity offering in June 2015 and incentive compensation earned by the Manager during the the three months ended June 30, 2016.

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

General and administrative expense

General and administrative expense decreased by $0.6 million to $3.6 million for the three months ended June 30, 2016 from $4.1 million for the three months ended June 30, 2015, primarily due to a decrease in professional fees principally related to Sarbanes-Oxley compliance, partially offset by the reimbursement to the Manager for costs incurred for tasks and other services performed by the Manager under the Management Agreement.

Other expense

Other expense was $0.5 million for both the three months ended June 30, 2016 and 2015. Other expense primarily consists of casualty related charges and restructuring costs during the three months ended June 30, 2016 and a fair value loss on our interest rate caps during the three months ended June 30, 2015.

Income tax (benefit) expense

We are organized and conduct our operations to qualify as a REIT under the requirements of the Code. However, certain of our activities are conducted through our TRS and therefore are subject to federal and state income taxes. During the three months ended June 30, 2016 and 2015, our TRS recorded approximately $0.5 million and $0.1 million in income tax benefit and income tax expense, respectively.

Six months ended June 30, 2016 compared to six months ended June 30, 2015

The following table sets forth our historical results of operations derived from our unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q.

(dollars in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2016	2015	Amount	Percentage
Revenues
Resident fees and services	$180,003	$110,658	$69,345	62.7%
Rental revenue	56,483	54,402	2,081	3.8%
Total revenues	236,486	165,060	71,426	43.3%

Expenses
Property operating expense	121,231	77,095	44,136	57.2%
Depreciation and amortization	101,233	69,731	31,502	45.2%
Interest expense	45,593	32,295	13,298	41.2%
Acquisition, transaction and integration expense	1,406	9,117	(7,711)	(84.6)%
Management fees and incentive compensation to affiliate	8,358	6,122	2,236	36.5%
General and administrative expense	7,924	7,539	385	5.1%
Loss on extinguishment of debt	—	5,091	(5,091)	NM
Other expense	698	480	218	45.4%
Total expenses	$286,443	$207,470	$78,973	38.1%

Loss before income taxes	(49,957)	(42,410)	(7,547)	17.8%
Income tax (benefit) expense	(751)	34	(785)	NM
Net Loss	$(49,206)	$(42,444)	$(6,762)	15.9%
_______________
NM – Not meaningful

The following table provides a comparison of the results of operations of our segments:

(dollars in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2016	2015	Amount	Percentage
Managed Properties
Resident fees and services	$180,003	$110,658	$69,345	62.7%
Property operating expense	121,231	77,095	44,136	57.2%
Segment NOI for Managed Properties	58,772	33,563	25,209	75.1%

Triple Net Lease Properties
Rental revenue	56,483	54,402	2,081	3.8%
Segment NOI for Triple Net Lease Properties	$56,483	$54,402	$2,081	3.8%

The following table provides the reconciliation of our segment NOI to net loss, and compares the results of operations for the respective periods:

(dollars in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2016	2015	Amount	Percentage
Total Revenue	$236,486	$165,060	$71,426	43.3%

Segment NOI for Managed Properties	58,772	33,563	25,209	75.1%
Segment NOI for Triple Net Lease Properties	56,483	54,402	2,081	3.8%
Total Segment NOI	115,255	87,965	27,290	31.0%
Expenses
Depreciation and amortization	101,233	69,731	31,502	45.2%
Interest expense	45,593	32,295	13,298	41.2%
Acquisition, transaction and integration expense	1,406	9,117	(7,711)	(84.6)%
Management fees and incentive compensation to affiliate	8,358	6,122	2,236	36.5%
General and administrative expense	7,924	7,539	385	5.1%
Loss on extinguishment of debt	—	5,091	(5,091)	NM
Other expense	698	480	218	45.4%
Income tax (benefit) expense	(751)	34	(785)	NM
Net Loss	$(49,206)	$(42,444)	$(6,762)	15.9%
_______________
NM – Not meaningful

Managed Properties

We had 96 properties under the Managed Properties segment as of June 30, 2016. We accounted for each acquisition under the acquisition method, whereby all assets acquired and liabilities assumed are recognized at their acquisition-date fair value with acquisition-related costs being expensed as incurred. The results of operations from the acquisitions are reflected in our Consolidated Financial Statements from the date of the respective acquisition.

	As of and for the six months ended June 30,
	2016	2015
Total properties	96	66
Total beds	11,543	8,090
Average occupancy rate	88.3%	85.1%

Same store information, as used herein, is defined as information for 43 properties owned for the entirety of comparable periods. The following table presents same store Segment NOI, Segment NOI for non-same store properties and Total Segment NOI:

(dollars in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2016	2015	Amount	Percentage
Resident fees and services	$91,905	$89,792	$2,113	2.4%
Property operating expense	67,624	64,666	2,958	4.6%
Same Store Segment NOI	24,281	25,126	(845)	(3.4)%
Segment NOI for non-Same Store properties	34,491	8,437	26,054	NM
Total Segment NOI	$58,772	$33,563	$25,209	75.1%
_______________
NM – Not meaningful

Resident fees and services

Resident fees and services represent residents’ monthly rental and care fees. Revenue from resident fees and services increased by $69.3 million to $180.0 million for the six months ended June 30, 2016 from $110.7 million for the six months ended June 30, 2015. For the six months ended June 30, 2016, resident fees and services include revenues derived from the additional 30 properties that were acquired after June 30, 2015. This series of acquisitions increased the total number of beds by 3,453 to bring the total bed count to 11,543 as of June 30, 2016. Average occupancy rates for the six months ended June 30, 2016 and 2015 were 88.3% and 85.1%, respectively.

Same store resident fees and services increased by $2.1 million to $91.9 million for the six months ended June 30, 2016 from $89.8 million for the six months ended June 30, 2015. This increase was driven by an increase in rental rates and an increase in average occupancy rates on a same store basis to 85.3% from 84.1% for the six months ended June 30, 2016 and 2015, respectively.

Property operating expense

Property operating expense increased by $44.1 million to $121.2 million for the six months ended June 30, 2016 from $77.1 million for the six months ended June 30, 2015. The increase was primarily due to labor, property tax, utilities, food and other costs as a result of the additional properties that were acquired after June 30, 2015. Property operating expense as a percent of segment revenues decreased to 67.3% from 69.7% for the six months ended June 30, 2016 and 2015, respectively.

Property operating expense includes property management fees and travel reimbursements paid to Property Managers of $10.2 million and $6.9 million for the six months ended June 30, 2016 and 2015, respectively.

Same store property operating expense increased by $3.0 million to $67.6 million for the six months ended June 30, 2016 from $64.7 million for the six months ended June 30, 2015, primarily due to an increase in labor costs and an increase in average occupancy rates.

Segment NOI for Managed Properties

Segment NOI increased by $25.2 million to $58.8 million for the six months ended June 30, 2016 from $33.6 million for the six months ended June 30, 2015, or as a percent of resident fees and services, was 32.7% and 30.3%, respectively. The increase in segment NOI primarily reflects the impact of the additional properties that were acquired after June 30, 2015.

Same store Segment NOI decreased by $0.8 million to $24.3 million for the six months ended June 30, 2016 from $25.1 million for the six months ended June 30, 2015, primarily due to higher labor costs.

Triple Net Lease Properties

Rental revenue and Segment NOI for Triple Net Lease Properties

Segment NOI increased by $2.1 million to $56.5 million for the six months ended June 30, 2016 from $54.4 million for the six months ended June 30, 2015. The increase was due to the acquisition of a rental CCRC in the second quarter of 2015. As a percentage of rental revenue, segment NOI was 100% of revenue for each fiscal year as the lessee operates the property and bears the related costs, including repairs, maintenance, capital expenditures, utilities, taxes, insurance and the payroll expense of property-level employees.

Expenses

Depreciation and amortization

Depreciation and amortization expense increased by $31.5 million to $101.2 million for the six months ended June 30, 2016 from $69.7 million for the six months ended June 30, 2015. The increase primarily reflects the impact of the additional properties that were acquired after June 30, 2015.

Interest expense

Interest expense increased by $13.3 million to $45.6 million for the six months ended June 30, 2016 from $32.3 million for the six months ended June 30, 2015. We incurred an additional $490.7 million in debt since June 30, 2015 and repaid $30.5 million of mortgage notes payable. The net increase in mortgage notes payable, related to the additional properties that were acquired after June 30, 2015, resulted in increased interest expense.

The weighted average effective interest rate for the six months ended June 30, 2016 and 2015 was 4.13% and 4.37%, respectively.

Acquisition, transaction and integration expense

Acquisition, transaction and integration expense decreased by $7.7 million to $1.4 million for the six months ended June 30, 2016 from $9.1 million for the six months ended June 30, 2015. The decrease primarily reflects a decrease in acquisition-related costs due to no acquisitions being made during the six months ended June 30, 2016.

Management fees and incentive compensation to affiliate

Management fees and incentive compensation to affiliate expense increased by $2.2 million to $8.4 million for the six months ended June 30, 2016 from $6.1 million for the six months ended June 30, 2015. The increase is primarily attributable to the equity offering in June 2015.

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

General and administrative expense

General and administrative expense increased by $0.4 million to $7.9 million for the six months ended June 30, 2016 from $7.5 million for the six months ended June 30, 2015. The increase was primarily driven by the reimbursement to the Manager for costs incurred for tasks and other services performed by the Manager under the Management Agreement, partially offset by a decrease in professional fees principally related to Sarbanes-Oxley compliance.

Loss on extinguishment of debt

During the six months ended June 30, 2015, we refinanced mortgage loans of $297.0 million at a lower interest rate and recognized a loss on extinguishment of debt of $5.1 million.

Other expense

Other expense increased by $0.2 million to $0.7 million for the six months ended June 30, 2016 from $0.5 million for the six months ended June 30, 2015, primarily due to casualty related charges and restructuring costs, partially offset by a smaller fair value loss on our interest rate caps.

Income tax (benefit) expense

We are organized and conduct our operations to qualify as a REIT under the requirements of the Code. However, certain of our activities are conducted through our TRS and therefore are subject to federal and state income taxes. During the six months ended June 30, 2016 and 2015, our TRS recorded approximately $0.8 million and $0.0 million in income tax benefit and income tax expense, respectively.

OUR PORTFOLIO

Our portfolio is currently comprised of senior housing properties, including IL, AL/MC and CCRC properties. Our Manager will make decisions about our future investments in accordance with broad investment guidelines adopted by our board of directors. Accordingly, we may, without a stockholder vote, change the composition of our portfolio and make investments in assets that differ from, and are possibly riskier than, our current portfolio of senior housing properties.

The following table summarizes the geographic locations of our senior housing properties as of June 30, 2016:

	Managed Properties		Triple Net Lease Properties		Total
Location	Number of Communities	Number of Beds	Number of Communities	Number of Beds	Number of Communities	Number of Beds
Arizona	1	108	1	115	2	223
Arkansas	1	113	—	—	1	113
California	10	1,121	2	235	12	1,356
Colorado	1	119	4	439	5	558
Connecticut	—	—	2	276	2	276
Florida	23	3,099	3	370	26	3,469
Georgia	2	194	—	—	2	194
Hawaii	1	122	—	—	1	122
Idaho	1	121	—	—	1	121
Illinois	1	66	1	111	2	177
Indiana	1	114	—	—	1	114
Iowa	—	—	2	215	2	215
Kansas	1	117	2	238	3	355
Kentucky	—	—	1	117	1	117
Louisiana	1	118	1	103	2	221
Massachusetts	2	253	—	—	2	253
Michigan	3	418	1	121	4	539
Mississippi	1	67	1	94	2	161
Missouri	—	—	3	320	3	320
Montana	1	127	1	115	2	242
Nebraska	1	115	—	—	1	115
Nevada	1	174	1	121	2	295
New Hampshire	4	261	—	—	4	261
New York	1	118	2	234	3	352
North Carolina	7	911	2	240	9	1,151
Ohio	3	352	—	—	3	352
Oklahoma	1	120	—	—	1	120
Oregon	4	388	6	600	10	988
Pennsylvania	3	406	4	808	7	1,214
South Carolina	1	120	—	—	1	120
South Dakota	1	114	—	—	1	114
Tennessee	3	235	1	109	4	344
Texas	5	744	14	2,205	19	2,949
Utah	5	590	1	117	6	707
Virginia	2	232	1	120	3	352
Washington	2	270	—	—	2	270
Wisconsin	1	116	1	116	2	232
Total	96	11,543	58	7,539	154	19,082

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity needs are to (i) fund operating expenses, (ii) meet debt service requirements, (iii) fund recurring capital expenditures and acquisition activities, if applicable, and (iv) make distributions to stockholders. As of June 30, 2016, we had approximately $83.6 million in liquidity, consisting of unrestricted cash and cash equivalents. Our principal sources of liquidity are (i) cash flows from operations, (ii) proceeds from acquisition financing in the form of mortgage debt, and (iii) proceeds from the issuance of equity securities. Our cash flow provided by operations is primarily driven by (i) rental revenues received from residents of our managed senior housing portfolios, and (ii) rental revenues from the tenants of our triple net lease properties, less (i) operating expenses (primarily management fees and reimbursements to our Manager, property operating expense of our managed properties, professional fees, insurance and taxes) and (ii) interest on the mortgage notes payable. Net cash provided by operating activities was $59.4 million and $33.0 million for the six months ended June 30, 2016 and 2015, respectively.

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

Debt Obligations

Mortgage notes related to our senior housing properties contain various customary loan covenants, in some cases including a Debt Service Coverage Ratio, Project Yield or Minimum Net Worth provision, as defined in the agreements. We were in compliance with all of the covenants as of June 30, 2016.

See Note 8 to the Consolidated Financial Statements for further information related to our mortgage notes as of June 30, 2016.

Capital Expenditures

For our Managed Properties segment, we anticipate that capital expenditures will be funded through operating cash flows from the Managed Properties. During the six months ended June 30, 2016, we funded $9.6 million of capital expenditures.

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

Cash Flows

The following table provides a summary of our cash flows:

(dollars in thousands)	Six Months Ended June 30,
	2016	2015
Net cash provided by (used in)
Operating activities	$59,393	$32,957
Investing activities	(11,200)	(601,057)
Financing activities	(81,444)	684,804
Net (Decrease) Increase in Cash and Cash Equivalents	(33,251)	116,704
Cash and Cash Equivalents, Beginning of Period	116,881	226,377
Cash and Cash Equivalents, End of Period	$83,630	$343,081

Operating activities

Net cash provided by operating activities was $59.4 million and $33.0 million for the six months ended June 30, 2016 and 2015, respectively. The period-over-period increase of $26.4 million was primarily due to a net increase in operating cash flows generated by the additional properties that were acquired after June 30, 2015.

Investing activities

Net cash used in investing activities was $11.2 million and $601.1 million for the six months ended June 30, 2016 and 2015, respectively. The period-over-period decrease of $589.9 million was primarily due to no acquisitions closing during the six months ended June 30, 2016, whereas during the six months ended June 30, 2015, we acquired 24 properties for $594.7 million.

Financing activities

Net cash used in financing activities was $81.4 million and net cash provided by financing activities was $684.8 million for the six months ended June 30, 2016 and 2015, respectively. The period-over-period decrease of $766.2 million was primarily due to no acquisitions closing during the six months ended June 30, 2016. During the six months ended June 30, 2015, we financed the acquisition of 24 properties and refinanced debt with net proceeds of approximately $468.1 million from the issuance of mortgage debt and with net proceeds of approximately $266.5 million from the issuance of common stock. Additionally, during the six months ended June 30, 2016, we repurchased 3,333,333 shares of our common stock for approximately $30.9 million.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2016, we do not have any off-balance sheet arrangements. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, special purpose or variable interest entities established to facilitate off-balance sheet arrangements. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intend to provide additional funding to any such entities.

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

NON-GAAP FINANCIAL MEASURES

A non-GAAP financial measure is a measure of historical or future financial performance, financial position or cash flows that excludes or includes amounts that are not excluded from or included in the most comparable GAAP measure. We consider certain non-GAAP financial measures to be useful supplemental measures of our operating performance. GAAP accounting for real estate assets assumes that the value of real estate assets diminishes predictably over time, even though real estate values historically have risen or fallen with market conditions. As a result, many industry investors look to non-GAAP financial measures for supplemental information about real estate companies.

You should not consider non-GAAP measures as alternatives to GAAP net income, which is an indicator of our financial performance, or as alternatives to GAAP cash flow from operating activities, which is a liquidity measure, nor are non-GAAP measures necessarily indicative of our ability to satisfy our funding requirements. In order to facilitate a clear understanding of our consolidated historical operating results, you should examine our non-GAAP measures in conjunction with GAAP net income as presented in our Consolidated Financial Statements and other financial data included elsewhere in this report. Moreover, the comparability of non-GAAP financial measures across companies may be limited as a result of differences in the manner in which real estate companies calculate such measures.

Below is a description of the non-GAAP financial measures used by our management and reconciliations of these measures to the most directly comparable GAAP measures.

Funds From Operations and Normalized Funds From Operations

We use Funds From Operations ("FFO") and Normalized FFO as supplemental measures of our operating performance. We use the National Association of Real Estate Investment Trusts ("NAREIT") definition of FFO. NAREIT defines FFO as GAAP net income excluding gains (losses) from sales of depreciable real estate assets and impairment charges of depreciable real estate, plus real estate depreciation and amortization, and after adjustments for unconsolidated entities and joint ventures to reflect FFO on the same basis.

Normalized FFO, as defined below, measures the financial performance of our portfolio of assets excluding items that, although incidental to, are not reflective of the day-to-day operating performance of our portfolio of assets. We believe that Normalized FFO is useful because it facilitates the evaluation of our portfolio’s operating performance (i) between periods on a consistent basis and (ii) to the operating performance of other real estate companies. However, comparability may be limited because our calculation of NFFO may differ significantly from that of other companies.

We define Normalized FFO as FFO excluding the following income and expense items, as applicable: (a) acquisition, transaction and integration related costs and expenses; (b) the write off of unamortized discounts, premiums, deferred financing costs, or additional costs, make whole payments and penalties or premiums incurred as the result of early repayment of debt (collectively “Gain (Loss) on extinguishment of debt”); (c) incentive compensation recognized as a result of sales of property and (d) other items that we believe are not indicative of operating performance, generally reported as “Other (income) expense” in the Consolidated Statements of Operations.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) facilitates an assessment of the operating performance of our existing portfolio of assets on an unleveraged basis by eliminating the impact of our capital structure and tax position. We define Adjusted EBITDA as Normalized FFO excluding interest and taxes.

The following table sets forth a reconciliation of net loss to FFO, Normalized FFO and Adjusted EBITDA:

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net Loss	$(27,358)	$(21,190)	$(49,206)	$(42,444)
Depreciation and amortization	53,866	39,574	101,233	69,731
FFO	26,508	18,384	52,027	27,287
Acquisition, transaction and integration expense	652	5,199	1,406	9,117
Loss on extinguishment of debt	—	—	—	5,091
Other expense (A)	511	480	698	480
Normalized FFO	27,671	24,063	54,131	41,975
Interest expense	22,805	16,984	45,593	32,295
Income tax (benefit) expense	(525)	129	(751)	34
Adjusted EBITDA	$49,951	$41,176	$98,973	$74,304

(A)	Primarily includes changes in the fair value of financial instruments, casualty related charges and restructuring expenses.

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

Revenue Recognition

Resident Fees and Services - Resident fees and services include monthly rental revenue, care income and ancillary income recognized from the Managed Properties segment. Resident fees and services are recognized monthly as services are provided. Most lease agreements with residents are cancelable by the resident with 30 days’ notice. Ancillary income primarily relates to non-refundable community fees. Non-refundable community fees are recognized on a straight-line basis over the average length of stay of residents, which we estimate to be approximately 24 months for AL/MC properties and approximately 33 months for IL properties.

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

Recognized intangible assets primarily include the fair value of in-place resident leases. We estimate the fair value of in-place leases as (i) the present value of the estimated rental revenue that would have been forgone, offset by variable costs that would have otherwise been incurred during a reasonable lease-up period (which we generally estimate to range between 18 and 24 months), as if the acquired units were vacant and (ii) the estimated absorption costs, such as additional marketing costs that would have been incurred during the lease-up period. The acquisition fair value of the in-place lease intangibles is amortized over the average length of stay of the residents at the senior housing properties on a straight-line basis, which is estimated to be 24 months for AL/MC and CCRC properties and 33 months for IL properties.

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

As of June 30, 2016 we had $883.1 million of floating rate debt, representing approximately 40.5% of our total indebtedness, with a weighted average rate of 3.25%. A 100 basis point change in interest rates would change annual interest expense by $8.8 million on an annualized basis.

Credit Risk

We derive a portion of our revenue from long-term triple net leases in which the minimum rental payments are fixed with scheduled periodic increases.

The properties we lease to Holiday account for a significant portion of our total revenues and net operating income, and such concentration creates credit risk. Rental revenue attributable to our triple net leases with Holiday accounted for 18.8% and 24.4% of our total revenues for the three months ended June 30, 2016 and 2015 and 18.9% and 27.0% for the six months ended June 30, 2016 and 2015, respectively.

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
RISKS RELATED TO OUR BUSINESS
We have limited operating history as a standalone public company and may not be able to successfully operate our business, execute our investment strategy or generate sufficient revenue to make or sustain distributions to our stockholders.
We completed our first investment in senior housing properties in July 2012 and became a standalone public company in November 2014. We have limited experience operating as a standalone public company and cannot assure you that we will be able to successfully operate our business, execute our investment strategy or generate sufficient revenue to make or sustain distributions to our stockholders.
Our results of operations and our ability to make or sustain distributions to our stockholders depend on various factors, including, without limitation, our cash flow from operations (which depends on the performance of our existing portfolio of managed assets and continued compliance by our counterparties with the terms of our triple net leases, among other factors) and items that impact our liquidity (such as the cost of capital expenditures and debt service, among other factors). Our ability to generate sufficient cash flow from operations to satisfy our obligations and make distributions to stockholders is subject to numerous risks, as described herein.
Certain of our reports filed with the SEC contain financial information for periods prior to the completion of our spin-off from Newcastle Investment Corp. Such financial information may not be indicative of the results we would have achieved as a separate standalone company and are not a reliable indicator of our future performance or results.
We did not operate as a separate, standalone company for the entirety of the historical periods presented in certain of the reports we have filed with the SEC. The financial information for such periods was derived from Newcastle’s historical financial statements. Therefore, it does not necessarily reflect what our financial condition, results of operations or cash flows would have been had we been a separate, stand-alone public company prior to our spin-off from Newcastle. This is primarily a result of the following factors:

•	Such financial information does not reflect all of the expenses we incur as a public company;

•
the working capital requirements and capital for general corporate purposes for our assets were satisfied prior to the spin-off as part of Newcastle’s corporate-wide cash management policies. Newcastle does not provide us with funds to finance our working capital or other cash requirements, so we may need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements; and

•
our cost structure, management, financing and business operations are significantly different as a result of operating as an independent public company. These changes result in increased costs, including, but not limited to, fees paid to our Manager, legal, accounting, compliance and other costs associated with being a public company with equity securities traded on the NYSE.

Our investments are concentrated in senior housing real estate, and in certain geographic areas, and real estate investment are relatively illiquid.
We invest primarily in senior housing properties. Any factors that affect real estate and the senior housing industry will have a more pronounced effect on our portfolio relative to a portfolio of more diversified investments. In addition, the geographic concentration of our assets in Florida and Texas may result in losses due to our significant exposure to the effects of economic and real estate conditions in those markets. As of June 30, 2016, approximately 18.2% and 15.5% of the beds in our senior housing portfolios were located in Florida and Texas, respectively. In addition, during the six months ended June 30, 2016, total revenue for our Managed Properties segment and our Triple Net Lease Properties segment derived from our properties in Florida and Texas was 19.7% and 12.0%, respectively. As a result of this concentration, a material portion of our portfolios are significantly exposed to the effects of economic and real estate conditions in those particular markets, such as the supply of competing properties, home prices, income levels, the financial condition of our tenants, and general levels of employment and economic activity, which may be adversely affected by the recent decline in oil prices. To the extent that weak economic or real estate conditions affect Florida or Texas more severely than other areas of the country, our financial performance could be negatively impacted. Some or all of these properties could be affected if these regions experience severe weather or natural disasters; delays in obtaining regulatory approvals; delays or decreases in the availability of personnel or services; and/or changes in the regulatory, political or fiscal environment.
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
We are dependent on our operators for the performance of our managed assets, and, as REIT, we are not able to operate our AL/MC properties.
As of June 30, 2016, 51% of our net operating income was attributable to our managed portfolio. We have engaged third parties to operate all of our managed assets on our behalf. The income generated by our managed properties depends on the ability of our property managers to successfully manage these properties, which is a complex task. Although we have various rights pursuant to our property management agreements, we rely upon our property managers’ personnel, expertise, technical resources and information systems, compliance procedures and programs, proprietary information, good faith and judgment to manage our senior housing operations efficiently and effectively. We also rely on our property managers to provide accurate property-level financial results for our properties in a timely manner and to otherwise operate our properties in compliance with the terms of our property management agreements and all applicable laws and regulations. We rely on our property managers to attract and retain skilled management personnel and property level personnel who are responsible for the day-to-day operations of our properties. A failure to effectively manage property operating expense, including, without limitation, labor costs and resident referral fees, or significant changes in our property managers' ability to manage our properties efficiently and effectively, could adversely affect the income we receive from our properties and have a material adverse effect on us. Any adverse developments in our property managers' business and affairs or financial condition could impair such property manager's ability to manage our properties efficiently and effectively, which could have a material adverse effect on our business, results of operations or financial condition.
While we monitor our property managers’ performance, we have limited recourse under our property management agreements to address poor performance. In some cases, poor performance may give rise to a termination right, but termination may be an unattractive remedy since we may not be able to identify a suitable alternative operator and transitioning management is subject to risks.
U.S. federal income tax laws generally restrict REITs and their subsidiaries from operating healthcare properties. Accordingly, as a REIT, we are not able to manage our AL/MC senior housing properties. Our AL/MC investments are structured to be compliant with the REIT Investment Diversification and Empowerment Act of 2007 ("RIDEA"), which permits a REIT to lease properties to a TRS if the TRS hires an “eligible independent contractor” (“EIK”) to manage the property. Under this structure, the REIT (i.e., a subsidiary of New Senior) is the property owner, and it leases the property to the TRS (another subsidiary of New Senior). The REIT receives rent from the TRS, and the TRS is entitled to the income from the properties, less the rent paid to the REIT and a management fee paid to the EIK. In addition, the TRS pays tax on its taxable income.

Various factors can result in our managed properties performing poorly, such as weak occupancy or increased expenses.
A failure by our operators to grow or maintain occupancy could adversely affect the net operating income generated by our managed properties. Occupancy levels at our properties may not increase, or may decline, due to a variety of factors, including, without limitation, falling home prices, declining incomes, stagnant home sales, competition from other senior housing developments, reputational issues faced by our operators, a regulatory ban on admissions or forced closure. In addition, the senior housing sector may experience a decline in occupancy due to the state of the national, regional or local economies and the associated decision of certain residents to elect home care options instead of senior housing. Occupancy levels may also decline due to seasonal contagious illnesses such as influenza. Unlike a typical apartment leasing arrangements that involve lease agreements with terms of up to a year or longer, resident agreements at our senior housing properties generally allow residents to terminate their agreements with 30 days’ notice.
Alternatively, in an effort to increase occupancy or avoid a decline in occupancy, our property managers may offer incentives or discounts, which could also have a material adverse effect on our results of operations.
In terms of expenses, wages and employee benefits represent a significant part of the expense structure at our properties. Our AL/MC properties are particularly labor intensive. We rely on our property managers to attract and retain skilled management personnel and property level personnel who are responsible for the day-to-day operations of our properties, but, as the owner, we are responsible for the payroll expense of property-level employees (as well as the properties’ other operating costs).
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
With respect to lesser skilled workers, our property managers may have to compete with numerous other employers, which could also place upward pressure on wages and increase turnover. In addition, certain states have recently increased or proposed to increase the minimum wage, which could increase our property operating expenses and adversely affect our results of operations. Changes in minimum wage laws can have an impact beyond the expense of minimum wage workers, because an increase in the minimum wage can result in an increase in wages for workers who are relatively close to the minimum wage.
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
Our tenants may be unable or unwilling to satisfy their lease obligations to us, and there can be no assurance that the applicable guarantor of our leases will be able to cover any shortfall.
Certain of our properties our leased on a triple net basis to three operators, including Holiday, which is an affiliate of our Manager. Rental income from our triple net leases represented 49% of our net operating income as of June 30, 2016, and Holiday accounted for 79% of that amount.
Our triple net leases subject us to credit risk from our tenants. Our tenants may not have sufficient assets, income and access to financing to enable them to make rental payments to us or to otherwise satisfy their respective obligations under our leases, and any inability or unwillingness by them to do so could have a material adverse effect on us. Any failure by a tenant to effectively conduct its operations or to maintain and improve our properties could adversely affect its business reputation and its ability to attract and retain residents in our properties, which could impair such tenant’s ability to generate sufficient income to satisfy its obligations to us. Our tenants have also agreed to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with their respective businesses, and we cannot assure you that they will have sufficient assets, income, access to financing and insurance coverage to enable them to satisfy their respective indemnification obligations.

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
We monitor credit risk in a variety of ways, including by monitoring our tenants’ compliance with the financial covenants in our leases, including the ratio of the earnings generated by the leased property to the rent required to be paid under the lease. We have observed a declining lease coverage ratio in recent quarters. As of June 30, 2016, our triple net lease portfolio had an EBITDARM coverage ratio of 1.24x, which represents a decline from 1.30x as of June 30, 2015. (This calculation differs from the calculations required by the terms of our leases.)
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
For the six months ended June 30, 2016 and 2015, Holiday accounted for 78.9% and 82.0%, respectively, of the NOI from our Triple Net Lease segment and served as the manager of properties representing 71.2% and 49.6%, respectively, of the NOI from our Managed Properties segment. As of June 30, 2016, Holiday leased 51 of the 58 properties in our Triple Net Lease segment, and managed 67 of the 96 properties in our Managed Properties segment.
As of June 30, 2016, all of our managed properties were subject to management agreements with Holiday, Blue Harbor, JEA or Thrive. We rely on our property managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our senior housing operations efficiently and effectively. We also rely on our property managers to set appropriate resident fees and to otherwise operate our senior housing communities in compliance with the terms of our property management agreements and all applicable laws and regulations. Although we have various rights as the property owner under our property management agreements, including various rights to set budget guidelines and to terminate and exercise remedies under those agreements as provided therein, any failure, inability or unwillingness on the part of our property managers to satisfy their respective obligations under those agreements, to efficiently and effectively manage our properties or to provide timely and accurate accounting information with respect thereto, could have a material adverse effect on us. In addition, a change in Holiday's operating model could result in decreased revenue from certain Holiday-managed properties where Holiday currently pays rent for units occupied by resident managers of the facilities.
Our leased properties currently account for a significant portion of our total revenues and net operating income, and because our leases are triple net leases, we depend on our tenants to pay all operating costs, including repairs, maintenance, capital expenditures, utilities, taxes, insurance and payroll expense of property-level employees in connection with the leased properties. We cannot assure you that our tenants will have sufficient assets, income and access to financing to enable them to satisfy their obligations to us, and any failure, inability or unwillingness to do so could have a material adverse effect on us. In addition, although affiliates of our tenants have provided a lease guaranty in connection with their respective leases, the guarantees may not be sufficient to satisfy the tenant's obligations to us, and our tenants may not have sufficient assets, income and access to financing to enable them to satisfy their obligations to us. Our reliance on a small number of tenants for a significant portion of our total revenues and net operating income from our senior housing investments creates credit risk. If any of our tenants becomes unable or unwilling to satisfy their obligations to us, our financial condition and results of operations could be weakened.

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
Covenants in our debt instruments limit our operational flexibility, and breaches of these covenants could materially adversely affect our business, results of operations and financial condition.
The terms of our financings require us to comply with a number of customary financial and other covenants, such as maintaining leverage ratios, minimum tangible net worth requirements, REIT status and certain levels of debt service coverage. Our continued ability to conduct business in general is subject to compliance with these financial and other covenants, which limit our operational flexibility. For example, mortgages on our properties contain customary covenants such as those that limit or restrict our ability, without the consent of the lender, to further encumber or sell the applicable properties, or to replace the applicable tenant or operator. Breaches of certain covenants may result in defaults under the mortgages on our properties and cross-defaults under certain of our other indebtedness, even if we satisfy our payment obligations to the respective obligee. Covenants that limit our operational flexibility as well as defaults resulting from the breach of any of these covenants could materially adversely affect our business, results of operations and financial condition. In addition, our ability to comply with certain terms of our financings depends on the financial performance of our leased assets, which is outside of our control, and a failure to comply with such terms could result in the acceleration of the requirement to repay all or a portion of the outstanding indebtedness.
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
We have leveraged our assets through a variety of borrowings. Our investment guidelines do not limit the amount of leverage we may incur. The return we are able to earn on our investments and cash available for distribution to our stockholders may be significantly reduced due to changes in market conditions, which may cause the cost of our financing to increase relative to the income that can be derived from our assets.

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
Our property managers compete with other companies on a number of different levels, including: the quality of care provided, reputation, the physical appearance of a property, price and range of services offered, alternatives for healthcare delivery, the supply of competing properties, physicians, staff, referral sources, location, the size and demographics of the population in surrounding areas and the financial condition of tenants and managers. A property manager’s inability to successfully compete with other companies on one or more of the foregoing levels could adversely affect the senior housing property and materially reduce our property-level net operating income.
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

The healthcare industry is also highly competitive, and our operators may encounter increased competition for residents and patients, including with respect to the scope and quality of care and services provided, reputation and financial condition, physical appearance of the properties, price and location. The operations of our RIDEA AL/MC properties and our IL properties depend on the competiveness and financial viability of the properties. If our managers are unable to successfully compete with other operators and managers by maintaining profitable occupancy and rate levels, their ability to generate income for us may be materially adversely affected. The operations of our triple net lease tenants also depend upon their ability to successfully compete with other operators. If our tenants are unable to successfully compete, their ability to fulfill their obligations to us, including the ability to make rent payments to us, may be materially adversely affected. Future changes in government regulation may adversely affect the healthcare industry, including our senior housing properties and healthcare operations, property managers and tenants, and our property managers and tenants may not achieve and maintain occupancy and rate levels that will enable them to satisfy their obligations to us. Any adverse changes in the regulation of the healthcare industry or the competitiveness of our property managers and tenants could have a more pronounced effect on us than if we had investments outside the senior housing and healthcare industries.
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
As a public company, we are required to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Internal control over financial reporting is complex and may be revised over time to adapt to changes in our business, or changes in applicable accounting rules. In addition, as a result of any new investment in senior housing properties, we may be required to consolidate additional entities, and, therefore, to document and test effective internal controls over the financial reporting of these entities in accordance with Section 404, which we may not be able to do. Even if we are able to do so, there could be significant costs and delays, particularly if these entities were not subject to Section 404 prior to being acquired by us. We cannot assure you that our internal control over financial reporting will be effective in the future or that a material weakness will not be discovered with respect to a prior period for which we had previously believed that internal controls were effective. If we are not able to maintain or document effective internal control over financial reporting, our independent registered public accounting firm will not be able to certify as to the effectiveness of our internal control over financial reporting. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis, or may cause us to restate previously issued financial information, and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if we or our independent registered public accounting firm reports a material weakness in our internal control over financial reporting. This could materially adversely affect us by, for example, leading to a decline in our share price and impairing our ability to raise capital.
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

Some of our properties and their operations are subject to extensive regulations. Failure to comply, or allegations of failing to comply, could have a material adverse effect on us.
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
The Health Reform Laws, provide states with an increased federal medical assistance percentage under certain conditions. On June 28, 2012, The United States Supreme Court upheld the individual mandate of the Health Reform Laws but partially invalidated the expansion of Medicaid. The ruling on Medicaid expansion allows states not to participate in the expansion-and to forgo funding for the Medicaid expansion-without losing their existing Medicaid funding. Thus far, approximately one-half of the states are fully participating. Given that the federal government substantially funds the Medicaid expansion, it is unclear whether any state will pursue this option, although at least some appear to be considering this option at this time. The participation by states in the Medicaid expansion could have the dual effect of increasing our property managers’ and tenants revenues, through new patients, but further straining state budgets. While the federal government will pay for approximately 100% of those additional costs until 2016, states will be expected to begin paying for part of those additional costs in 2017. With increasingly strained budgets, it is unclear how states will pay their share of these additional Medicaid costs and what other healthcare expenditures could be reduced as a result. A significant reduction in other healthcare related spending by states to pay for increased Medicaid costs could affect our property managers’ and tenants’ revenue streams, which could materially and adversely affect our business, financial condition and results of operations.
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
There are conflicts of interest inherent in our relationship with our Manager insofar as our Manager and its affiliates-including investment funds, private investment funds, or businesses managed by our Manager-invest in senior housing properties and whose investment objectives overlap with our investment objectives. Certain investments appropriate for us may also be appropriate for one or more of these other investment vehicles. Certain members of our board of directors and employees of our Manager who are our officers also serve as officers and/or directors of Fortress and these other entities. Although we have the same Manager, we may compete with entities affiliated with our Manager or Fortress for certain target assets.  Fortress has raised two funds primarily focused on investing in senior housing properties. The first, raised in 2006 with $650 million in commitments at closing had its final liquidation in December 2014. The second, also raised in 2006, had $1.6 billion in capital commitments as of June 30, 2016 and is in the process of selling its investments, including its investments in Holiday. Certain of Fortress’s other funds also hold significant  investments in senior housing. All of these funds are outside their respective investment periods, although one of these funds has approximately $120 million in unfunded commitments, which may be drawn for follow-on investments. Fortress funds generally have a fee structure similar to ours, but the fees actually paid will vary depending on the size, terms and performance of each fund.  From time to time, affiliates of Fortress focus on investments in assets with a similar profile as our target assets that we may seek to acquire.  These affiliates may have meaningful purchasing capacity, which may change over time depending upon a variety of factors, including, but not limited to, available equity capital and debt financing, market conditions and cash on hand. Fortress had approximately $70.2 billion of assets under management as of June 30, 2016. In addition, with respect to funds in the process of selling investments, our Manager may be incentivized to regard the sale of such assets to New Senior positively, particularly if a sale to an unrelated third party would result in a loss of fees to our Manager.
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
Our board of directors reviews our dividend policy from time to time and has not established a minimum distribution payment level. Our ability to pay distributions may be adversely affected by a number of factors, including those described herein. Distributions will be authorized by our board of directors and declared by us based upon a number of factors, including actual results of operations, restrictions under Delaware law or any applicable debt covenants, our financial condition, our taxable income, the annual distribution requirements under the REIT provisions of the Code, our operating expenses and other factors our board of directors deems relevant. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions, maintain our current level, or increase cash distributions in the future. Our cash flows from operating activities less capital expenditures and debt service have been less than the amount of the dividends declared.  In addition, the amount of required principal repayments is expected to increase meaningfully beginning in May 2017.
Furthermore, while we are required to make distributions in order to maintain our REIT status (as described above under “Risks Related to our Taxation as a REIT-We may be unable to generate sufficient revenue from operations to pay our operating expenses and to pay distributions to our stockholders”), we may elect not to maintain our REIT status, in which case we would no longer be required to make such distributions. Moreover, even if we do elect to maintain our REIT status, we may elect to comply with the applicable requirements by, after completing various procedural steps, distributing, under certain circumstances, a portion of the required amount in the form of shares of our common stock in lieu of cash. If we elect not to maintain our REIT status or to satisfy any required distributions in shares of common stock in lieu of cash, such action could negatively affect our business and financial condition as well as the price of our common stock. No assurance can be given that we will pay any dividends on shares of our common stock in the future.

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

We did not make any stock repurchases during the three months ended June 30, 2016.

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

The following Master Lease and Guaranty of Lease are substantially identical in all material respects, except as to the parties thereto, to the Master Lease and Guaranty of Lease that are filed as Exhibits 10.5 and 10.6, respectively, hereto and are being omitted in reliance on Instruction 2 to Item 601 of Regulation S-K:

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NEW SENIOR INVESTMENT GROUP INC.

By:	/s/ Susan Givens
Susan Givens
Chief Executive Officer

August 4, 2016

By:	/s/ Justine A. Cheng
Justine A. Cheng
Chief Financial Officer and Treasurer

August 4, 2016

By:	/s/ Bhairav Patel
Bhairav Patel
Principal Accounting Officer

August 4, 2016