Form 10-Q
period 2016-09-30
New Senior Investment Group Inc.
filed 2016-11-02
CIK 1610114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Common stock, $0.01 par value per share: 82,127,247 shares outstanding as of October 27, 2016.

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

•
our ability to comply with the terms of our financings, any increase in our borrowing costs as a result of changes in interest rates or other factors, and our ability to pay down, refinance, restructure or extend our indebtedness as it becomes due or as needed to comply with the terms of our covenants or facilitate our ability to sell assets;

•	our ability to manage our liquidity and sustain distributions to our shareholders at the current level;

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

•
concentration risk with respect to Holiday Retirement ("Holiday"), which, as of September 30, 2016, managed 67 of the 96 properties in our managed portfolio and leased 51 of the 58 properties in our triple net lease portfolio, and risks associated with a change of control in the ownership or senior management of Holiday;

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

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	September 30, 2016	December 31, 2015
Assets	(Unaudited)
Real estate investments:
Land	$222,138	$222,795
Buildings, improvements and other	2,557,895	2,568,133
Accumulated depreciation	(197,510)	(129,788)
Net real estate property	2,582,523	2,661,140
Acquired lease and other intangible assets	321,634	308,917
Accumulated amortization	(242,671)	(166,714)
Net real estate intangibles	78,963	142,203
Net real estate investments	2,661,486	2,803,343

Cash and cash equivalents	73,395	116,881
Straight-line rent receivables	68,379	51,916
Receivables and other assets, net	63,697	45,319
Total Assets	$2,866,957	$3,017,459

Liabilities and Equity
Liabilities
Mortgage notes payable, net	$2,146,292	$2,151,317
Due to affiliates	10,786	9,644
Accrued expenses and other liabilities	106,800	89,173
Total Liabilities	$2,263,878	$2,250,134

Commitments and contingencies

Equity
Preferred Stock $0.01 par value, 100,000,000 shares authorized and none outstanding as of both September 30, 2016 and December 31, 2015	$—	$—
Common stock $0.01 par value, 2,000,000,000 shares authorized, 82,127,247 and 85,447,551 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	821	854
Additional paid-in capital	897,947	928,654
Accumulated deficit	(295,689)	(162,183)
Total Equity	$603,079	$767,325

Total Liabilities and Equity	$2,866,957	$3,017,459

See notes to Consolidated Financial Statements.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Resident fees and services	$90,217	$76,726	$270,220	$187,384
Rental revenue	28,240	28,259	84,723	82,661
Total revenues	118,457	104,985	354,943	270,045

Expenses
Property operating expense	61,354	51,760	182,585	128,855
Depreciation and amortization	45,510	40,812	146,743	110,543
Interest expense	23,065	20,051	68,658	52,346
Acquisition, transaction and integration expense	364	2,373	1,770	11,490
Management fees and incentive compensation to affiliate	3,839	4,085	12,197	10,207
General and administrative expense	3,676	3,152	11,600	10,691
Loss on extinguishment of debt	—	—	—	5,091
Other expense	108	1,089	806	1,569
Total expenses	$137,916	$123,322	$424,359	$330,792

Loss Before Income Taxes	(19,459)	(18,337)	(69,416)	(60,747)
Income tax expense (benefit)	782	(378)	31	(344)
Net Loss	$(20,241)	$(17,959)	$(69,447)	$(60,403)

Loss Per Share of Common Stock
Basic and diluted (A)	$(0.25)	$(0.21)	$(0.84)	$(0.82)

Weighted Average Number of Shares of Common Stock Outstanding
Basic and diluted (B)	82,126,397	86,533,384	82,434,609	73,342,453

Dividends Declared Per Share of Common Stock	$0.26	$—	$0.78	$0.49

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

See notes to Consolidated Financial Statements.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)
(dollars in thousands, except share data)

	Common Stock
	Shares	Amount	Accumulated Deficit	Additional Paid-in Capital	Total Equity
Equity at December 31, 2015	85,447,551	$854	$(162,183)	$928,654	$767,325
Repurchase of common stock	(3,333,333)	(33)	—	(30,851)	(30,884)
Fair value of stock options issued	—	—	—	5	5
Director's shares issued	13,029	—	—	139	139
Dividends declared	—	—	(64,059)	—	(64,059)
Net loss	—	—	(69,447)	—	(69,447)
Equity at September 30, 2016	82,127,247	$821	$(295,689)	$897,947	$603,079

See notes to Consolidated Financial Statements.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash Flows From Operating Activities
Net loss	$(69,447)	$(60,403)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of tangible assets and amortization of intangible assets	146,852	110,651
Amortization of deferred financing costs	7,216	6,777
Amortization of deferred community fees	(1,384)	(1,886)
Amortization of premium on mortgage notes payable	(447)	228
Non-cash straight line rent	(16,463)	(18,885)
Loss on extinguishment of debt	—	5,091
Equity-based compensation	144	17
Provision for bad debt	1,552	1,449
Other non-cash expense	665	837
Changes in:
Receivables and other assets, net	(8,647)	(13,148)
Due to affiliates	1,142	4,547
Accrued expenses and other liabilities	18,503	18,641
Net cash provided by operating activities	$79,686	$53,916
Cash Flows From Investing Activities
Cash paid for acquisitions, net of deposits	$—	$(1,212,169)
Capital expenditures	(15,753)	(7,788)
Funds reserved for future capital expenditures	(1,266)	(2,003)
Deposits refunded (paid) for real estate investments	584	(11,355)
Net cash used in investing activities	$(16,435)	$(1,233,315)
Cash Flows From Financing Activities
Proceeds from mortgage notes payable	$—	$1,222,252
Principal payments of mortgage notes payable	(11,794)	(11,683)
Repayments of mortgage notes payable	—	(304,484)
Payment of exit fee on extinguishment of debt	—	(1,499)
Payment of deferred financing costs	—	(12,294)
Payment of common stock dividend	(64,059)	(47,820)
Purchase of interest rate caps	—	(1,037)
Repurchase of common stock	(30,884)	—
Proceeds from issuance of common stock	—	276,569
Costs related to issuance of common stock	—	(10,056)
Net cash (used in) provided by financing activities	$(106,737)	$1,109,948
Net Decrease in Cash and Cash Equivalents	(43,486)	(69,451)
Cash and Cash Equivalents, Beginning of Period	116,881	226,377
Cash and Cash Equivalents, End of Period	$73,395	$156,926

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$61,932	$42,886
Cash paid during the period for income taxes	266	190

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Issuance of common stock	$139	$—
Option exercise	—	62
Other liabilities assumed with acquisitions	—	651

See notes to Consolidated Financial Statements.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2016
(dollars in thousands, except share data)

1.	ORGANIZATION

New Senior is a REIT primarily focused on investing in private pay senior housing properties. As of September 30, 2016, New Senior owned a diversified portfolio of 154 primarily private pay senior housing properties located across 37 states. The Company is listed on the New York Stock Exchange (“NYSE”) under the symbol “SNR” and is headquartered in New York, New York.

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

Basis of Presentation and Principles of Consolidation

The accompanying Consolidated Financial Statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP’’) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Consolidated Financial Statements include the accounts of New Senior and its consolidated subsidiaries. All significant intercompany transactions and balances have been eliminated. New Senior consolidates those entities in which it has control over significant operating, financial and investing decisions of the entity. As of September 30, 2016 and December 31, 2015, the Company did not have any investments in Variable Interest Entities (“VIEs”). VIEs are defined as entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These Consolidated Financial Statements should be read in conjunction with the results of operations, financial position and cash flows in the Company's Consolidated Financial Statements on Form 10-K for the year ended December 31, 2015.

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2016
(dollars in thousands, except share data)

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
September 30, 2016
(dollars in thousands, except share data)

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09 Revenues from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB deferred the effective date of this standard by one year, which will be for fiscal years, and interim periods within those years, beginning after December 15, 2017. Additionally, during 2016, the FASB issued ASU 2016-08 Revenue from Contracts with Customers, Principal versus Agent Considerations, ASU 2016-10 Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing and ASU 2016-12 Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients, which clarify the guidance on reporting revenue as a principal versus agent, identifying performance obligations, accounting for intellectual property licenses, and how to assess collectibility, present sales tax and treat noncash consideration. The Company is assessing the impact this guidance may have on its Consolidated Financial Statements and has not yet determined the method by which it will adopt the standard.

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

In August 2016, the FASB issued ASU 2016-15 Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments. This standard addresses the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. The effective date of the standard will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and early adoption is permitted. The Company does not expect adoption of this ASU to have a material impact on its Consolidated Financial Statements.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2016
(dollars in thousands, except share data)

3.	ACQUISITIONS

The Company did not make any acquisitions during the nine months ended September 30, 2016.

During the nine months ended September 30, 2015, the Company acquired five portfolios representing 52 properties (49 IL, 2 AL/MC and 1 rental CCRC). The IL and AL/MC properties were integrated into the Managed Properties segment, and Holiday, Blue Harbor and Thrive manage 47, 2 and 2 of the properties, respectively. The rental CCRC was integrated into the Triple Net Lease segment.

Acquisition accounting is preliminary, pending the completion of various analyses and the finalization of estimates used in the determination of fair values. During the measurement period, additional assets or liabilities may be recognized if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets or liabilities as of that date. The preliminary measurement of net assets acquired may be adjusted after obtaining additional information regarding, among other things, asset valuations (including market and other information with which to determine fair values), liabilities assumed and the analysis of assumed contracts. These adjustments may be significant and will be accounted for in accordance with ASU 2015-16 Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments, which became effective in the first quarter of 2016.

During the nine months ended September 30, 2016, measurement period adjustments were made based on the final valuation of net assets acquired. The adjustments included a decrease of $14,591 in real estate investments and an increase of $14,591 for in-place lease intangibles. If these adjustments had been recognized as of the acquisition date, the Company would have recognized additional depreciation and amortization expense in previous reporting periods, of which $2,163 and $7,444 were recorded during the three and nine months ended September 30, 2016, respectively.

The following table illustrates the pro forma effect of the acquisitions completed in the period from January 1, 2015 to September 30, 2016 on revenues and loss before income taxes, as if they had been consummated as of January 1, 2015:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Revenues	$115,870	$345,322
Loss before income taxes	(22,770)	(85,535)

The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred as of January 1, 2015, nor are they necessarily indicative of future operating results.

4.	SEGMENT REPORTING

As of September 30, 2016, the Company operated in two reportable business segments: Managed Properties and Triple Net Lease Properties. Under its Managed Properties segment, the Company invests in senior housing properties throughout the United States and engages property managers to manage those senior housing properties. Under its Triple Net Lease Properties segment, the Company invests in senior housing and healthcare properties throughout the United States and leases those properties to healthcare operating companies under triple net leases that obligate the tenants to pay all property-related expenses, including repairs, maintenance, capital expenditures, utilities, taxes, insurance and the payroll expense of property-level employees.

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

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2016
(dollars in thousands, except share data)

Interest expense, depreciation and amortization, general and administrative expense, acquisition, transaction and integration expense, management fees and incentive compensation to affiliate, income tax expense (benefit), other expense and discontinued operations (if any) are not allocated to individual segments for purposes of assessing segment performance. There are no intersegment sales or transfers.

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	Triple Net Lease Properties	Managed Properties	Consolidated	Triple Net Lease Properties	Managed Properties	Consolidated
Revenues
Resident fees and services	$—	$90,217	$90,217	$—	$76,726	$76,726
Rental revenue	28,240	—	28,240	28,259	—	28,259
Less: Property operating expense	—	61,354	61,354	—	51,760	51,760
Segment NOI	$28,240	$28,863	$57,103	$28,259	$24,966	$53,225

Depreciation and amortization			45,510			40,812
Interest expense			23,065			20,051
Acquisition, transaction and integration expense			364			2,373
Management fees and incentive compensation to affiliate			3,839			4,085
General and administrative expense			3,676			3,152
Other expense			108			1,089
Income tax expense (benefit)			782			(378)
Net Loss			$(20,241)			$(17,959)

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	Triple Net Lease Properties	Managed Properties	Consolidated	Triple Net Lease Properties	Managed Properties	Consolidated
Revenues
Resident fees and services	$—	$270,220	$270,220	$—	$187,384	$187,384
Rental revenue	84,723	—	84,723	82,661	—	82,661
Less: Property operating expense	—	182,585	182,585	—	128,855	128,855
Segment NOI	$84,723	$87,635	$172,358	$82,661	$58,529	$141,190

Depreciation and amortization			146,743			110,543
Interest expense			68,658			52,346
Acquisition, transaction and integration expense			1,770			11,490
Management fees and incentive compensation to affiliate			12,197			10,207
General and administrative expense			11,600			10,691
Loss on extinguishment of debt			—			5,091
Other expense			806			1,569
Income tax expense (benefit)			31			(344)
Net Loss			$(69,447)			$(60,403)

Property operating expense includes property management fees, property-level payroll expense and travel reimbursement costs. See Note 11 for additional information on these expenses related to Blue Harbor and Holiday.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2016
(dollars in thousands, except share data)

Assets by reportable business segment are reconciled to total assets as follows:

	September 30, 2016		December 31, 2015
Assets:	Amount	Percentage	Amount	Percentage
Triple Net Lease Properties	$1,159,840	40.5%	$1,196,578	39.7%
Managed Properties	1,676,099	58.5%	1,744,540	57.8%
All Other Assets (A)	31,018	1.0%	76,341	2.5%
Total Assets	$2,866,957	100.0%	$3,017,459	100.0%

(A)	Primarily consists of corporate cash which is not directly attributable to the Company's reportable business segments.

Rental revenue attributable to our triple net leases with Holiday accounted for 18.8% and 21.2% of the Company's total revenues for the three months ended September 30, 2016 and 2015 and 18.8% and 24.8% for the nine months ended September 30, 2016 and 2015, respectively.

The following table presents the percentage of total revenues by geographic location:

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	Number of Communities	% of Revenue	Number of Communities	% of Revenue
Florida	26	19.7%	26	21.4%
Texas	19	11.9%	17	14.0%
California	12	10.1%	12	9.0%
North Carolina	9	6.4%	9	5.5%
Pennsylvania	7	6.1%	7	6.4%
Oregon	10	5.3%	10	5.6%
Utah	6	4.4%	6	5.5%
Other	65	36.1%	65	32.6%
Total	154	100.0%	152	100.0%

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2016
(dollars in thousands, except share data)

5.	REAL ESTATE INVESTMENTS

	September 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value
Land	$222,138	$—	$222,138	$222,795	$—	$222,795
Building and improvements	2,437,056	(147,465)	2,289,591	2,455,170	(97,485)	2,357,685
Furniture, fixtures and equipment	120,839	(50,045)	70,794	112,963	(32,303)	80,660
Total	$2,780,033	$(197,510)	$2,582,523	$2,790,928	$(129,788)	$2,661,140

Depreciation expense was $24,599 and $20,020 for the three months ended September 30, 2016 and 2015 and $69,019 and $50,578 for the nine months ended September 30, 2016 and 2015, respectively.

The following table summarizes the Company’s real estate intangibles:

	September 30, 2016				December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Amortization Period
Above/below market lease intangibles, net	$5,868	$(507)	$5,361	53.5 years	$5,868	$(361)	$5,507	52.8 years
In-place lease intangibles	309,970	(240,110)	69,860	2.6 years	297,253	(164,772)	132,481	2.6 years
Other intangibles	5,796	(2,054)	3,742	9.5 years	5,796	(1,581)	4,215	9.4 years
Total intangibles	$321,634	$(242,671)	$78,963		$308,917	$(166,714)	$142,203

Amortization expense was $20,911 and $20,792 for the three months ended September 30, 2016 and 2015 and $77,724 and $59,965 for the nine months ended September 30, 2016 and 2015, respectively. Additionally, amortization of above/below market leases was $38 and $36 for the three months ended September 30, 2016 and 2015 and $109 and $109 for the nine months ended September 30, 2016 and 2015, respectively, and is reported as a reduction to "Rental revenue" in the Consolidated Statements of Operations.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2016
(dollars in thousands, except share data)

6.	RECEIVABLES AND OTHER ASSETS, NET

	September 30, 2016	December 31, 2015
Escrows held by lenders (A)	$29,790	$19,694
Other receivables	3,284	2,996
Prepaid expenses	4,051	4,828
Resident receivables, net	2,770	2,594
Deferred tax assets, net	9,043	8,757
Security deposits	2,785	2,932
Income tax receivable	1,339	1,920
Interest rate caps	28	283
Assets held for sale (B)	9,357	—
Other assets	1,250	1,315
Total	$63,697	$45,319

(A)	Escrows held by lenders represent amounts deposited in tax, insurance, and replacement reserve escrow accounts that are related to mortgage notes collateralized by New Senior's properties.

(B)
Represents two AL/MC properties in the Managed Properties segment classified as held for sale as of September 30, 2016. The balance primarily consists of the carrying value of buildings and land as of September 30, 2016. These properties were sold on October 31, 2016; see Note 15 for further information.

The following table summarizes the allowance for doubtful accounts and the related provision for resident receivables:

	Nine Months Ended September 30,
	2016	2015
Balance, beginning of period	$509	$190
Provision for bad debt	1,552	1,449
Write-offs, net of recoveries	(1,028)	(916)
Balance, end of period	$1,033	$723

The provision for resident receivables and related write-offs are included in "Property operating expense" in the Consolidated Statements of Operations.

7.	DEFERRED FINANCING COSTS

The deferred financing costs summarized in the following table are presented as a reduction to "Mortgage notes payable, net" in the Consolidated Balance Sheets.

	September 30, 2016	December 31, 2015
Gross carrying amount	$54,910	$54,910
Accumulated amortization	(24,691)	(17,475)
Total	$30,219	$37,435

Amortization of deferred financing costs is reported within "Interest expense" in the Consolidated Statements of Operations.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2016
(dollars in thousands, except share data)

8.	MORTGAGE NOTES PAYABLE, NET

	September 30, 2016					December 31, 2015
	Outstanding Face Amount	Carrying Value (A)	Final Stated Maturity	Stated Interest Rate	Weighted Average Maturity (Years)	Outstanding Face Amount	Carrying Value (A)
Managed Properties
Fixed Rate	$605,442	$601,813	Dec 2018 - Sep 2025	3.65% to 6.76%	7.4	$607,437	$603,460
Floating Rate (B)	731,064	724,174	Oct 2020 - May 2022	1M LIBOR + 2.20% to 1M LIBOR + 2.70%	5.2	731,318	723,554
Triple Net Lease Properties
Fixed Rate (C)	686,439	669,210	Jan 2021 - Jan 2024	3.80% to 7.40%	5.5	695,984	673,732
Floating Rate	152,000	151,095	Oct 2017 - Apr 2018	3M LIBOR + 3.00% to 3M LIBOR + 3.25%	1.2	152,000	150,571
Total	$2,174,945	$2,146,292			5.6	$2,186,739	$2,151,317

(A)	The totals are reported net of deferred financing costs of $30,219 and $37,435 as of September 30, 2016 and December 31, 2015, respectively.

(B)	All of these loans have LIBOR caps that range between 3.30% and 3.80% as of September 30, 2016.

(C)
Includes loans with an outstanding face amount of $345,467 and $293,531, as of September 30, 2016, for which the Company bought down the interest rates to 4.00% and 3.80%, respectively, through January 2019. The interest rates will increase to 4.99% and 4.55%, respectively, thereafter.

In the first quarter of 2015, the Company refinanced mortgage loans of $297,030 and recognized a loss on extinguishment of debt of $5,091, which represents the write-off of related unamortized deferred financing costs, mortgage discounts, exit fees and other costs, as of the date of the refinancing, and is included in "Loss on extinguishment of debt" in the Consolidated Statements of Operations.

The carrying value of the collateral relating to the fixed rate and floating rate mortgages was $1,603,952 and $1,057,040 as of September 30, 2016 and $1,679,646 and $1,122,960 as of December 31, 2015, respectively.

The Company’s mortgage notes payable contain various customary financial and other covenants, and in certain cases include a Debt Service Coverage Ratio, Project Yield or Minimum Net Worth and Liquid Assets provision, as defined in the agreements. As of September 30, 2016, the Company was in compliance with all of such covenants except the Project Yield covenant in one financing secured by a leased portfolio, where the Company will be in compliance upon either exercising its cure rights or finalizing an amendment, as described in more detail below.

The Project Yield covenant referenced above measures the leased portfolio's trailing 12-month operating results relative to the outstanding unpaid principal balance of the debt. Under the terms of the debt, the Company is entitled to cure non-compliance with this covenant by paying down the debt to the extent necessary to achieve the required project yield threshold. With respect to the September 30, 2016 test date, a prepayment of approximately $1,300 would be required to achieve compliance. The prepayment is not yet due and, prior to the due date, the Company expects to finalize an amendment to the Project Yield covenant that would reduce the threshold beginning with the September 30, 2016 test date and continuing for the remaining term of the loan. The amendment would eliminate the need to exercise a cure with respect to the September 30, 2016 test date, provided that the tenant's security deposit and other amounts posted by the tenant pursuant to the lease are escrowed with the lender.

The fair values of mortgage notes payable as of September 30, 2016 and December 31, 2015 was $2,192,611 and $2,217,464, respectively. Mortgage notes payable are not measured at fair value in the Consolidated Balance Sheets. The disclosed fair value of mortgage notes payable, classified as level 3 within the fair value hierarchy, is based on a discounted cash flow valuation model. Significant inputs in the model include amounts and timing of expected future cash flows and market yields which are constructed based on inputs implied from similar debt offerings.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2016
(dollars in thousands, except share data)

9.	DERIVATIVE INSTRUMENTS

As of September 30, 2016, the Company held interest rate caps to hedge future payments on floating rate debt obligations. The interest rate caps are carried at fair value and are included in "Receivables and other assets, net" in the Consolidated Balance Sheets. The Company estimates the fair value of these instruments using pricing models that consider forward yield curves, cap strike rates, cap volatility and discount rates, which are classified as level 2 inputs. Significant inputs to the valuation of level 2 derivatives can be verified to market transactions, broker or dealer quotations or other pricing sources with reasonable levels of price transparency. The Company does not apply hedge accounting. The fair value adjustment on the Company's interest rate caps was a loss of $8 and $357 for the three months ended September 30, 2016 and 2015, respectively, and a loss of $255 and $837 for the nine months ended September 30, 2016 and 2015, respectively, and is included in "Other expense" in the Consolidated Statements of Operations.

The following table presents information related to the Company's outstanding interest rate caps:

	September 30, 2016	December 31, 2015
Outstanding notional amount	$731,092	$731,318
LIBOR cap range	3.30% to 3.80%	3.30% to 3.80%
LIBOR cap effective date range	Mar 2015 to Sep 2020	Mar 2015 to Sep 2020
Fair value	$28	$283

10.	ACCRUED EXPENSES AND OTHER LIABILITIES

	September 30, 2016	December 31, 2015
Security deposits payable	$56,741	$54,669
Accounts payable	8,771	9,552
Mortgage interest payable	6,381	6,415
Deferred community fees, net	5,464	4,450
Rent collected in advance	3,210	3,937
Property tax payable	7,419	2,564
Other liabilities (A)	18,814	7,586
Total	$106,800	$89,173

(A)
Includes liabilities held for sale of $120 related to two AL/MC properties classified as held for sale as of September 30, 2016. These properties were sold on October 31, 2016; see Note 15 for further information.

11.	TRANSACTIONS WITH AFFILIATES

Management Agreements

New Senior is party to a management agreement (the “Management Agreement”) with the Manager, under which the Manager advises the Company on various aspects of its business and manages its day-to-day operations, subject to the supervision of the Company’s board of directors. For its management services, the Manager is entitled to a base management fee of 1.5% per annum of the Company’s gross equity. Gross equity is generally defined as the equity invested by Newcastle Investment Corp. ("Newcastle") (including cash contributed to the Company) as of the completion of the spin-off from Newcastle, plus the aggregate offering price from stock offerings, plus certain capital contributions to subsidiaries, less capital distributions (calculated without regard to depreciation and amortization) and repurchases of common stock, calculated and payable monthly in arrears in cash. The Company incurred management fees of $3,839 and $4,085 during the three months ended September 30, 2016 and 2015, respectively, and $11,562 and $10,207 during the nine months ended September 30, 2016 and 2015, respectively, under the Management Agreement, which are included in “Management fees and incentive compensation to affiliate” in the Consolidated Statements of Operations. As of September 30, 2016 and December 31, 2015, the Company had a payable for management fees of $1,280 and $1,349, respectively, which is included in “Due to affiliates” in the Consolidated Balance Sheets.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2016
(dollars in thousands, except share data)

The Manager is entitled to receive, on a quarterly basis, incentive compensation on a cumulative, but not compounding basis, in an amount equal to the product of (A) 25% of the dollar amount by which (1)(a) funds from operations (as defined in the Management Agreement) before the incentive compensation per share of common stock, plus (b) gains (or losses) from sales of property per share of common stock, plus (c) internal and third party acquisition-related expenses, plus (d) unconsummated transaction expenses, and plus (e) other non-routine items (as defined in the Management Agreement), exceed (2) an amount equal to (a) the weighted average value per share of the equity invested by Newcastle in the assets of the Company (including cash contributed to the Company) as of the completion of the spin-off and the price per share of the Company’s common stock in any offerings by the Company (adjusted for prior capital dividends or capital distributions, which shall be calculated without regard to depreciation and amortization and repurchases of common stock) multiplied by (b) a simple interest rate of 10% per annum, multiplied by (B) the weighted average number of shares of common stock outstanding. The Manager did not earn incentive compensation during the three months ended September 30, 2016 and 2015, and earned $635 and $0 during the nine months ended September 30, 2016 and 2015, respectively, which is included in "Management fees and incentive compensation to affiliate" in the Consolidated Statements of Operations. The Manager is also entitled to receive, upon the successful completion of an equity offering, options with respect to 10% of the number of shares sold in the offering with an exercise price equal to the price paid by the purchaser in the offering.

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

The following table summarizes the Company's reimbursement to the Manager for costs incurred for tasks and other services performed by the Manager under the Management Agreement:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Included in:
General and administrative expense	$1,843	$1,330	$6,115	$4,606
Acquisition, transaction and integration expense	310	625	1,236	2,292
Total	$2,153	$1,955	$7,351	$6,898

As of September 30, 2016 and December 31, 2015, the Company had a payable for Manager reimbursements of $1,473 and $1,518, respectively, which is included in “Due to affiliates” in the Consolidated Balance Sheets.

During 2015, the Company executed a plan to centralize operations in New York, New York and relocate certain personnel from the Plano, Texas office to New York, New York. The Company determined that this plan qualified as a restructuring activity under ASC 420. While the majority of restructuring-related costs were incurred in 2015, during the nine months ended September 30, 2016, the Company incurred additional costs of $141, which primarily consist of lease-related expenses associated with the office in Plano, Texas, and are included in "Other expense" in the Consolidated Statements of Operations. The Company has incurred cumulative costs associated with the restructuring of $805. The Company does not expect to incur any material costs related to this restructuring in subsequent periods.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2016
(dollars in thousands, except share data)

Property Management Agreements

Within the Company’s Managed Properties segment, the Company is party to Property Management Agreements with Blue Harbor, an affiliate of Fortress, and Holiday, a portfolio company that is majority owned by a private equity fund managed by an affiliate of Fortress, to manage most of its senior housing properties. Pursuant to these Property Management Agreements, the Company pays monthly property management fees. For AL/MC properties managed by Blue Harbor and Holiday, the Company pays management fees equal to 6% of effective gross income for the first two years and 7% thereafter. For IL properties managed by Blue Harbor and Holiday, the Company generally pays management fees equal to 5% of effective gross income. For certain property management agreements, the Company may also pay an incentive fee based on operating performance of the properties. No incentive fees were incurred during the nine months ended September 30, 2016 and 2015. Property management fees are included in "Property operating expense" in the Consolidated Statements of Operations. Other amounts paid to affiliated managers that are included in property operating expense are payroll expense and travel reimbursement costs. The payroll expense is structured as a reimbursement to the Property Manager, who is the employer of record.

The following table summarizes property management fees and reimbursements paid by the Company to Property Managers affiliated with Fortress:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Property management fees	$5,015	$4,267	$14,650	$11,023
Travel reimbursement costs	92	92	276	277
Property-level payroll expenses	$26,418	$23,249	$78,262	$59,630

As of September 30, 2016 and December 31, 2015, the Company had payables for property management fees of $1,712 and $1,689, respectively, and property-level payroll expenses of $6,321 and $5,088, respectively, which are included in “Due to affiliates” in the Consolidated Balance Sheets. The Property Management Agreements with affiliated managers have initial terms of 5 or 10 years and provide for automatic one-year extensions after the initial term, subject to termination rights.

Triple Net Lease Agreements

Within the Company’s Triple Net Lease segment, the Company is party to triple net leases with Holiday. Pursuant to the leases, the tenant is required to pay monthly rent payments in accordance with the lease terms. Such payments amounted to $17,754 and $16,989 for the three months ended September 30, 2016 and 2015, respectively, and $53,262 and $50,968 for the nine months ended September 30, 2016 and 2015, respectively.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2016
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

The following table presents the expense (benefit) for income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Current
Federal	$95	$—	$95	$—
State and local	101	83	222	187
Total current provision	196	83	317	187
Deferred
Federal	529	(427)	(269)	(537)
State and local	57	(34)	(17)	6
Total deferred provision	586	(461)	(286)	(531)
Total expense (benefit) for income taxes	$782	$(378)	$31	$(344)

The following table presents the significant components of deferred tax assets:

	September 30, 2016	December 31, 2015
Deferred tax assets:
Prepaid fees and rent	$1,857	$1,976
Net operating losses	3,858	5,175
Deferred rent	3,590	2,063
Tax credits	95	26
Other	180	70
Total deferred tax assets	9,580	9,310
Less valuation allowance	—	—
Net deferred tax assets	9,580	9,310
Deferred tax liabilities:
Depreciation and amortization	537	553
Total deferred tax liabilities	537	553
Total net deferred tax assets	$9,043	$8,757

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income by the TRS during the periods in which temporary differences become deductible and before the net operating loss carryforward expires. The Company has not recorded a valuation allowance against its deferred tax assets as of September 30, 2016 as management believes that it is more likely than not that its deferred tax assets will be realized.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2016
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

In July 2016, the Company issued an aggregate of 13,029 shares of its common stock to its independent directors as compensation.

As of September 30, 2016, 1,302,720 shares of the Company’s common stock were held by Fortress, through its affiliates, and its principals.

14.	COMMITMENTS AND CONTINGENCIES

As of September 30, 2016, management believes there are no material contingencies that would affect the Company’s results of operations, cash flows or financial position.

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

Certain Tax-Related Covenants

If New Senior is treated as a successor to Newcastle under applicable U.S. federal income tax rules, and if Newcastle failed to qualify as a REIT for a taxable year ending on or before December 31, 2015, New Senior could be prohibited from electing to be a REIT. Accordingly, in the separation and distribution agreement entered into to effect our spin-off from Newcastle ("Separation and Distribution Agreement"), Newcastle (i) represented that it had no knowledge of any fact or circumstance that would cause New Senior to fail to qualify as a REIT, (ii) covenanted to use commercially reasonable efforts to cooperate with New Senior as necessary to enable New Senior to qualify for taxation as a REIT and receive customary legal opinions concerning REIT status, including providing information and representations to New Senior and its tax counsel with respect to the composition of Newcastle’s income and assets, the composition of its stockholders and its operation as a REIT, and (iii) covenanted to use its reasonable best efforts to maintain its REIT status for each of Newcastle’s taxable years ending on or before December 31, 2015 (unless Newcastle obtains an opinion from a nationally recognized tax counsel or a private letter ruling from the Internal Revenue Service (“IRS”) to the effect that Newcastle’s failure to maintain its REIT status will not cause New Senior to fail to qualify as a REIT under the successor REIT rule referred to above).

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
September 30, 2016
(dollars in thousands, except share data)

Environmental Costs

As a commercial real estate owner, the Company is subject to potential environmental costs. As of September 30, 2016, management of the Company is not aware of any environmental concerns that would have a material adverse effect on the Company’s financial position or results of operations.

Capital Improvement and Repair Commitments

The Company is committed to making $4,000 immediately available for capital improvements to the triple net lease properties under the Life Care Services Portfolio, of which $3,851 has been funded as of September 30, 2016. The Company also agreed to make available an additional $11,500 at certain intervals over the 15 year lease period to be used for further capital improvements. Upon funding the capital improvements, the Company will be entitled to a rent increase. Additionally, the Company is committed under the Watermark triple net lease property to make $1,000 available for lender mandated repairs, of which $334 has been funded as of September 30, 2016. The Company has also agreed to make $1,000 available for additional capital improvements during the 15 year lease period. Upon funding the capital improvements, the Company will be entitled to a rent increase.

15.	SUBSEQUENT EVENTS

These Consolidated Financial Statements include a discussion of material events, if any, which have occurred subsequent to September 30, 2016 (referred to as subsequent events) through the issuance of the Consolidated Financial Statements.

On October 31, 2016, the Company sold two AL/MC properties with a net carrying value for real estate investments of $9,312 for a purchase price of $22,975, resulting in a gain of approximately $13,000. In connection with this sale, the Company repaid $13,725 of debt associated with these properties and, pursuant to the Property Management Agreement, paid a termination fee of approximately $1,800 to Blue Harbor.

On October 31, 2016, the Company's board of directors declared a cash dividend on its common stock of $0.26 per common share for the quarter ended September 30, 2016. The dividend is payable on December 22, 2016 to shareholders of record on December 8, 2016.

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

OVERVIEW

Our Business

We are a REIT primarily focused on investing in private pay senior housing properties. As of September 30, 2016, we owned a diversified portfolio of 154 primarily private pay senior housing properties located across 37 states. We are listed on the NYSE under the symbol “SNR” and are headquartered in New York, New York.

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

However, increased competition from other buyers of senior housing assets, as well as liquidity constraints and other factors, could impair our ability to source attractive investment opportunities. New construction, as well as increased availability and popularity of home health care or other alternatives to senior housing, could impair the value of our existing portfolio by hampering occupancy and rate growth, along with increasing operating expenses. Some market participants believe that senior housing inventory growth in 2016 could outpace growth in previous years and exceed demand growth.

As a public company, our access to debt and equity capital depends, in part, on the trading price of our common stock, which, in turn, depends upon market conditions that change from time to time, such as the market’s perception of our financial condition, our growth potential and our historical and future earnings and cash distributions.

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

Our Managed Properties segment is comprised of primarily independent living and assisted living senior housing properties that are operated by property managers to whom we pay a management fee. Our Triple Net Lease Properties segment comprises senior housing properties leased on a long-term basis, and our tenants are typically responsible for bearing operating costs including maintenance, utilities, taxes, insurance, repairs and capital improvements. Accordingly, resident fees and services, property operating expense, general and administrative expense, other income and expense and income tax expense (benefit) are relevant to the Managed Properties segment but not to the Triple Net Lease Properties segment. Because of such differences in our exposure to property operating results, each segment requires a different type of management focus. As such, these segments are managed separately. In deciding how to allocate resources and assess performance, our chief operating decision maker regularly evaluates the performance of our reportable segments on the basis of NOI.

Three months ended September 30, 2016 compared to three months ended September 30, 2015

The following table sets forth our historical results of operations derived from our unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q.

(dollars in thousands)	Three Months Ended September 30,		Increase (Decrease)
	2016	2015	Amount	Percentage
Revenues
Resident fees and services	$90,217	$76,726	$13,491	17.6%
Rental revenue	28,240	28,259	(19)	(0.1)%
Total revenues	118,457	104,985	13,472	12.8%

Expenses
Property operating expense	61,354	51,760	9,594	18.5%
Depreciation and amortization	45,510	40,812	4,698	11.5%
Interest expense	23,065	20,051	3,014	15.0%
Acquisition, transaction and integration expense	364	2,373	(2,009)	(84.7)%
Management fees and incentive compensation to affiliate	3,839	4,085	(246)	(6.0)%
General and administrative expense	3,676	3,152	524	16.6%
Other expense	108	1,089	(981)	(90.1)%
Total expenses	$137,916	$123,322	$14,594	11.8%

Loss before income taxes	(19,459)	(18,337)	(1,122)	6.1%
Income tax expense (benefit)	782	(378)	1,160	NM
Net Loss	$(20,241)	$(17,959)	$(2,282)	12.7%
_______________
NM – Not meaningful

The following table provides a comparison of the results of operations of our segments:

(dollars in thousands)	Three Months Ended September 30,		Increase (Decrease)
	2016	2015	Amount	Percentage
Managed Properties
Resident fees and services	$90,217	$76,726	$13,491	17.6%
Property operating expense	61,354	51,760	9,594	18.5%
Segment NOI for Managed Properties	28,863	24,966	3,897	15.6%

Triple Net Lease Properties
Rental revenue	28,240	28,259	(19)	(0.1)%
Segment NOI for Triple Net Lease Properties	$28,240	$28,259	$(19)	(0.1)%

The following table provides the reconciliation of our segment NOI to net loss, and compares the results of operations for the respective periods:

(dollars in thousands)	Three Months Ended September 30,		Increase (Decrease)
	2016	2015	Amount	Percentage
Total Revenue	$118,457	$104,985	$13,472	12.8%

Segment NOI for Managed Properties	28,863	24,966	3,897	15.6%
Segment NOI for Triple Net Lease Properties	28,240	28,259	(19)	(0.1)%
Total Segment NOI	57,103	53,225	3,878	7.3%
Expenses
Depreciation and amortization	45,510	40,812	4,698	11.5%
Interest expense	23,065	20,051	3,014	15.0%
Acquisition, transaction and integration expense	364	2,373	(2,009)	(84.7)%
Management fees and incentive compensation to affiliate	3,839	4,085	(246)	(6.0)%
General and administrative expense	3,676	3,152	524	16.6%
Other expense	108	1,089	(981)	(90.1)%
Income tax expense (benefit)	782	(378)	1,160	NM
Net Loss	$(20,241)	$(17,959)	$(2,282)	12.7%
_______________
NM – Not meaningful

Managed Properties

We had 96 properties under the Managed Properties segment as of September 30, 2016. We accounted for each acquisition under the acquisition method, whereby all assets acquired and liabilities assumed are recognized at their acquisition-date fair value with acquisition-related costs being expensed as incurred. The results of operations from the acquisitions are reflected in our Consolidated Financial Statements from the date of the respective acquisition.

	As of and for the three months ended September 30,
	2016	2015
Total properties	96	94
Total beds	11,545	11,387
Average occupancy rate	88.1%	86.9%

Same store information, as used herein, is defined as information for 64 properties owned for the entirety of comparable periods, which excludes properties classified as held for sale as of September 30, 2016. The following table presents same store Segment NOI, Segment NOI for non-same store properties and Total Segment NOI:

(dollars in thousands)	Three Months Ended September 30,		Increase (Decrease)
	2016	2015	Amount	Percentage
Resident fees and services	$63,629	$62,975	$654	1.0%
Property operating expense	44,938	43,668	1,270	2.9%
Same Store Segment NOI	18,691	19,307	(616)	(3.2)%
Segment NOI for non-Same Store properties	10,172	5,659	4,513	79.7%
Total Segment NOI	$28,863	$24,966	$3,897	15.6%

Resident fees and services

Resident fees and services represent residents’ monthly rental and care fees. Revenue from resident fees and services increased by $13.5 million to $90.2 million for the three months ended September 30, 2016 from $76.7 million for the three months ended September 30, 2015. For the three months ended September 30, 2016, resident fees and services include revenues derived from 30 properties that were acquired during, and subsequent to, the three months ended September 30, 2015. The total bed count was 11,545 as of September 30, 2016. Average occupancy rates for the three months ended September 30, 2016 and 2015 were 88.1% and 86.9%, respectively.

Same store resident fees and services increased by $0.7 million to $63.6 million for the three months ended September 30, 2016 from $63.0 million for the three months ended September 30, 2015. This increase was primarily driven by an increase in average occupancy rates on a same store basis to 87.0% from 86.2% for the three months ended September 30, 2016 and 2015, respectively. This increase was partially offset by higher incentives.

Property operating expense

Property operating expense increased by $9.6 million to $61.4 million for the three months ended September 30, 2016 from $51.8 million for the three months ended September 30, 2015. The increase was primarily due to higher labor, utilities, food and other costs as a result of the properties that were acquired during, and subsequent to, the three months ended September 30, 2015. Property operating expense as a percent of segment revenues increased to 68.0% from 67.5% for the three months ended September 30, 2016 and 2015, respectively.

Property operating expense includes property management fees and travel reimbursements paid to Property Managers of $5.3 million and $4.4 million for the three months ended September 30, 2016 and 2015, respectively.

Same store property operating expense increased by $1.3 million to $44.9 million for the three months ended September 30, 2016 from $43.7 million for the three months ended September 30, 2015, primarily due to higher labor costs.

Segment NOI for Managed Properties

Segment NOI increased by $3.9 million to $28.9 million for the three months ended September 30, 2016 from $25.0 million for the three months ended September 30, 2015, or as a percent of resident fees and services, was 32.0% and 32.5%, respectively. The increase in segment NOI primarily reflects the impact of the properties that were acquired during, and subsequent to, the three months ended September 30, 2015.

Same store Segment NOI decreased by $0.6 million to $18.7 million for the three months ended September 30, 2016 from $19.3 million for the three months ended September 30, 2015, primarily due to higher labor costs.

Triple Net Lease Properties

Rental revenue and Segment NOI for Triple Net Lease Properties

Segment NOI was $28.2 million and $28.3 million for the three months ended September 30, 2016 and 2015, respectively. As a percentage of rental revenue, segment NOI was 100% of revenue for each fiscal year as the lessee operates the property and bears the related costs, including repairs, maintenance, capital expenditures, utilities, taxes, insurance and the payroll expense of property-level employees.

Expenses

Depreciation and amortization

Depreciation and amortization expense increased by $4.7 million to $45.5 million for the three months ended September 30, 2016 from $40.8 million for the three months ended September 30, 2015. The increase primarily reflects the impact of properties that were acquired during, and subsequent to, the three months ended September 30, 2015 and measurement period adjustments that were made based on the final valuation of net assets acquired.

Interest expense

Interest expense increased by $3.0 million to $23.1 million for the three months ended September 30, 2016 from $20.1 million for the three months ended September 30, 2015. The net increase in mortgage notes payable, related to properties that were acquired during, and subsequent to, the three months ended September 30, 2015, resulted in increased interest expense.

The weighted average effective interest rate for the three months ended September 30, 2016 and 2015 was 4.15% and 4.06%, respectively.

Acquisition, transaction and integration expense

Acquisition, transaction and integration expense decreased by $2.0 million to $0.4 million for the three months ended September 30, 2016 from $2.4 million for the three months ended September 30, 2015. The decrease primarily reflects a decrease in acquisition-related costs due to no acquisitions being made during the three months ended September 30, 2016.

Management fees and incentive compensation to affiliate

Management fees and incentive compensation to affiliate expense decreased by $0.2 million to $3.8 million for the three months ended September 30, 2016 from $4.1 million for the three months ended September 30, 2015. The decrease is primarily attributable to our repurchase of 3.3 million shares of common stock in January 2016.

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

General and administrative expense

General and administrative expense increased by $0.5 million to $3.7 million for the three months ended September 30, 2016 from $3.2 million for the three months ended September 30, 2015, primarily driven by fewer employees in 2015 due to the closing of the Plano, Texas office and higher professional fees in 2016 compared to 2015.

Other expense

Other expense decreased by $1.0 million to $0.1 million for the three months ended September 30, 2016 from $1.1 million for the three months ended September 30, 2015, primarily due to restructuring costs related to the relocation of the Plano, Texas office in 2015 and a higher fair value loss on our interest rate caps in 2015.

Income tax expense (benefit)

We are organized and conduct our operations to qualify as a REIT under the requirements of the Code. However, certain of our activities are conducted through our TRS and therefore are subject to federal and state income taxes. During the three months ended September 30, 2016 and 2015, our TRS recorded approximately $0.8 million and $0.4 million in income tax expense and income tax benefit, respectively, primarily due to our TRS generating earnings in 2016 compared to a loss in the comparative period in 2015.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

The following table sets forth our historical results of operations derived from our unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q.

(dollars in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2016	2015	Amount	Percentage
Revenues
Resident fees and services	$270,220	$187,384	$82,836	44.2%
Rental revenue	84,723	82,661	2,062	2.5%
Total revenues	354,943	270,045	84,898	31.4%

Expenses
Property operating expense	182,585	128,855	53,730	41.7%
Depreciation and amortization	146,743	110,543	36,200	32.7%
Interest expense	68,658	52,346	16,312	31.2%
Acquisition, transaction and integration expense	1,770	11,490	(9,720)	(84.6)%
Management fees and incentive compensation to affiliate	12,197	10,207	1,990	19.5%
General and administrative expense	11,600	10,691	909	8.5%
Loss on extinguishment of debt	—	5,091	(5,091)	NM
Other expense	806	1,569	(763)	(48.6)%
Total expenses	$424,359	$330,792	$93,567	28.3%

Loss before income taxes	(69,416)	(60,747)	(8,669)	14.3%
Income tax expense (benefit)	31	(344)	375	NM
Net Loss	$(69,447)	$(60,403)	$(9,044)	15.0%
_______________
NM – Not meaningful

The following table provides a comparison of the results of operations of our segments:

(dollars in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2016	2015	Amount	Percentage
Managed Properties
Resident fees and services	$270,220	$187,384	$82,836	44.2%
Property operating expense	182,585	128,855	53,730	41.7%
Segment NOI for Managed Properties	87,635	58,529	29,106	49.7%

Triple Net Lease Properties
Rental revenue	84,723	82,661	2,062	2.5%
Segment NOI for Triple Net Lease Properties	$84,723	$82,661	$2,062	2.5%

The following table provides the reconciliation of our segment NOI to net loss, and compares the results of operations for the respective periods:

(dollars in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2016	2015	Amount	Percentage
Total Revenue	$354,943	$270,045	$84,898	31.4%

Segment NOI for Managed Properties	87,635	58,529	29,106	49.7%
Segment NOI for Triple Net Lease Properties	84,723	82,661	2,062	2.5%
Total Segment NOI	172,358	141,190	31,168	22.1%
Expenses
Depreciation and amortization	146,743	110,543	36,200	32.7%
Interest expense	68,658	52,346	16,312	31.2%
Acquisition, transaction and integration expense	1,770	11,490	(9,720)	(84.6)%
Management fees and incentive compensation to affiliate	12,197	10,207	1,990	19.5%
General and administrative expense	11,600	10,691	909	8.5%
Loss on extinguishment of debt	—	5,091	(5,091)	NM
Other expense	806	1,569	(763)	(48.6)%
Income tax expense (benefit)	31	(344)	375	NM
Net Loss	$(69,447)	$(60,403)	$(9,044)	15.0%
_______________
NM – Not meaningful

Managed Properties

We had 96 properties under the Managed Properties segment as of September 30, 2016. We accounted for each acquisition under the acquisition method, whereby all assets acquired and liabilities assumed are recognized at their acquisition-date fair value with acquisition-related costs being expensed as incurred. The results of operations from the acquisitions are reflected in our Consolidated Financial Statements from the date of the respective acquisition.

	As of and for the nine months ended September 30,
	2016	2015
Total properties	96	94
Total beds	11,545	11,387
Average occupancy rate	88.2%	85.8%

Same store information, as used herein, is defined as information for 41 properties owned for the entirety of comparable periods, which excludes properties classified as held for sale as of September 30, 2016. The following table presents same store Segment NOI, Segment NOI for non-same store properties and Total Segment NOI:

(dollars in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2016	2015	Amount	Percentage
Resident fees and services	$132,987	$130,991	$1,996	1.5%
Property operating expense	98,910	94,827	4,083	4.3%
Same Store Segment NOI	34,077	36,164	(2,087)	(5.8)%
Segment NOI for non-Same Store properties	53,558	22,365	31,193	NM
Total Segment NOI	$87,635	$58,529	$29,106	49.7%
_______________
NM – Not meaningful

Resident fees and services

Resident fees and services represent residents’ monthly rental and care fees. Revenue from resident fees and services increased by $82.8 million to $270.2 million for the nine months ended September 30, 2016 from $187.4 million for the nine months ended September 30, 2015. For the nine months ended September 30, 2016, resident fees and services include revenues derived from 51 properties that were acquired during, and subsequent to, the nine months ended September 30, 2015. The total bed count was 11,545 as of September 30, 2016. Average occupancy rates for the nine months ended September 30, 2016 and 2015 were 88.2% and 85.8%, respectively.

Same store resident fees and services increased by $2.0 million to $133.0 million for the nine months ended September 30, 2016 from $131.0 million for the nine months ended September 30, 2015. This increase was primarily driven by an increase in average occupancy rates on a same store basis to 85.2% from 84.0% for the nine months ended September 30, 2016 and 2015, respectively.

Property operating expense

Property operating expense increased by $53.7 million to $182.6 million for the nine months ended September 30, 2016 from $128.9 million for the nine months ended September 30, 2015. The increase was primarily due to higher labor, utilities, food and other costs as a result of the properties that were acquired during, and subsequent to, the nine months ended September 30, 2015. Property operating expense as a percent of segment revenues decreased to 67.6% from 68.8% for the nine months ended September 30, 2016 and 2015, respectively.

Property operating expense includes property management fees and travel reimbursements paid to Property Managers of $15.5 million and $11.3 million for the nine months ended September 30, 2016 and 2015, respectively.

Same store property operating expense increased by $4.1 million to $98.9 million for the nine months ended September 30, 2016 from $94.8 million for the nine months ended September 30, 2015, primarily due to higher labor costs.

Segment NOI for Managed Properties

Segment NOI increased by $29.1 million to $87.6 million for the nine months ended September 30, 2016 from $58.5 million for the nine months ended September 30, 2015, or as a percent of resident fees and services, was 32.4% and 31.2%, respectively. The increase in segment NOI primarily reflects the impact of the properties that were acquired during, and subsequent to, the nine months ended September 30, 2015.

Same store Segment NOI decreased by $2.1 million to $34.1 million for the nine months ended September 30, 2016 from $36.2 million for the nine months ended September 30, 2015, primarily due to higher labor costs.

Triple Net Lease Properties

Rental revenue and Segment NOI for Triple Net Lease Properties

Segment NOI increased by $2.1 million to $84.7 million for the nine months ended September 30, 2016 from $82.7 million for the nine months ended September 30, 2015. The increase was due to the acquisition of a rental CCRC in the second quarter of 2015. As a percentage of rental revenue, segment NOI was 100% of revenue for each fiscal year as the lessee operates the property and bears the related costs, including repairs, maintenance, capital expenditures, utilities, taxes, insurance and the payroll expense of property-level employees.

Expenses

Depreciation and amortization

Depreciation and amortization expense increased by $36.2 million to $146.7 million for the nine months ended September 30, 2016 from $110.5 million for the nine months ended September 30, 2015. The increase primarily reflects the impact of the properties that were acquired during, and subsequent to, the nine months ended September 30, 2015 and measurement period adjustments that were made based on the final valuation of net assets acquired.

Interest expense

Interest expense increased by $16.3 million to $68.7 million for the nine months ended September 30, 2016 from $52.3 million for the nine months ended September 30, 2015. The net increase in mortgage notes payable, related to properties that were acquired during, and subsequent to, the nine months ended September 30, 2015, resulted in increased interest expense.

The weighted average effective interest rate for the nine months ended September 30, 2016 and 2015 was 4.14% and 4.25%, respectively.

Acquisition, transaction and integration expense

Acquisition, transaction and integration expense decreased by $9.7 million to $1.8 million for the nine months ended September 30, 2016 from $11.5 million for the nine months ended September 30, 2015. The decrease primarily reflects a decrease in acquisition-related costs due to no acquisitions being made during the nine months ended September 30, 2016.

Management fees and incentive compensation to affiliate

Management fees and incentive compensation to affiliate expense increased by $2.0 million to $12.2 million for the nine months ended September 30, 2016 from $10.2 million for the nine months ended September 30, 2015. The increase is primarily attributable to the equity offering in June 2015 and incentive compensation earned by the Manager during the nine months ended September 30, 2016, partially offset by our repurchase of 3.3 million shares of common stock in January 2016.

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

General and administrative expense

General and administrative expense increased by $0.9 million to $11.6 million for the nine months ended September 30, 2016 from $10.7 million for the nine months ended September 30, 2015. The increase was primarily driven by a higher reimbursement to the Manager for costs incurred for services related to asset management and other corporate functions due to overall portfolio growth.

Loss on extinguishment of debt

During the nine months ended September 30, 2015, we refinanced mortgage loans of $297.0 million at a lower interest rate and recognized a loss on extinguishment of debt of $5.1 million.

Other expense

Other expense decreased by $0.8 million to $0.8 million for the nine months ended September 30, 2016 from $1.6 million for the nine months ended September 30, 2015, primarily due to higher restructuring costs related to the relocation of the Plano, Texas office in 2015 and a higher fair value loss on our interest rate caps in 2015.

Income tax expense (benefit)

We are organized and conduct our operations to qualify as a REIT under the requirements of the Code. However, certain of our activities are conducted through our TRS and therefore are subject to federal and state income taxes. During the nine months ended September 30, 2016 and 2015, our TRS recorded approximately $0.0 million and $0.3 million in income tax expense and income tax benefit, respectively.

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

The following table summarizes the geographic locations of our senior housing properties as of September 30, 2016:

	Managed Properties		Triple Net Lease Properties		Total
Location	Number of Communities	Number of Beds	Number of Communities	Number of Beds	Number of Communities	Number of Beds
Arizona	1	108	1	115	2	223
Arkansas	1	113	—	—	1	113
California	10	1,122	2	235	12	1,357
Colorado	1	119	4	439	5	558
Connecticut	—	—	2	276	2	276
Florida	23	3,099	3	370	26	3,469
Georgia	2	194	—	—	2	194
Hawaii	1	122	—	—	1	122
Idaho	1	121	—	—	1	121
Illinois	1	66	1	111	2	177
Indiana	1	114	—	—	1	114
Iowa	—	—	2	215	2	215
Kansas	1	117	2	238	3	355
Kentucky	—	—	1	117	1	117
Louisiana	1	118	1	103	2	221
Massachusetts	2	253	—	—	2	253
Michigan	3	418	1	121	4	539
Mississippi	1	67	1	94	2	161
Missouri	—	—	3	320	3	320
Montana	1	127	1	115	2	242
Nebraska	1	115	—	—	1	115
Nevada	1	174	1	121	2	295
New Hampshire	4	261	—	—	4	261
New York	1	118	2	234	3	352
North Carolina	7	911	2	240	9	1,151
Ohio	3	352	—	—	3	352
Oklahoma	1	120	—	—	1	120
Oregon	4	388	6	601	10	989
Pennsylvania	3	406	4	808	7	1,214
South Carolina	1	120	—	—	1	120
South Dakota	1	114	—	—	1	114
Tennessee	3	235	1	109	4	344
Texas	5	744	14	2,205	19	2,949
Utah	5	590	1	117	6	707
Virginia	2	232	1	120	3	352
Washington	2	271	—	—	2	271
Wisconsin	1	116	1	116	2	232
Total	96	11,545	58	7,540	154	19,085

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity needs are to (i) fund operating expenses, (ii) meet debt service requirements, (iii) fund recurring capital expenditures and investment activities, if applicable, and (iv) make distributions to stockholders. As of September 30, 2016, we had approximately $73.4 million in liquidity, consisting of unrestricted cash and cash equivalents. A portion of this amount is held in operating accounts used to fund expenses at our managed properties.

Our principal sources of liquidity are (i) cash flows from operations, (ii) proceeds from acquisition financing in the form of mortgage debt, and (iii) proceeds from the issuance of equity securities. Our cash flow provided by operations is primarily driven by (i) rental revenues received from residents of our managed properties, and (ii) rental revenues from the tenants of our triple net lease properties, less (i) operating expenses (primarily management fees and reimbursements to our Manager, property operating expense of our managed properties, professional fees, insurance and taxes) and (ii) interest on the mortgage notes payable. Net cash provided by operating activities (prior to payment of capital expenditures and debt service) was $79.7 million and $53.9 million for the nine months ended September 30, 2016 and 2015, respectively. Our cash flows from operating activities, less capital expenditures and debt service, have been less than the amount of distributions to our shareholders. In addition, our debt service is scheduled to increase meaningfully as a result of required amortization payments beginning in May 2017, which could reduce cash available for distributions. Our board of directors takes these and other factors into account as part of any decision to pay a dividend, and the timing and amount of any future dividend is subject to change at the discretion of our board of directors.

We anticipate that our cash on hand combined with our cash flows provided by operating activities will be sufficient to fund our business operations, recurring capital expenditures, debt service and the distributions we are required to make to comply with REIT requirements over the next twelve months. Our actual distributions to stockholders have historically been higher than the REIT distribution requirement. In addition, we may elect to meet certain liquidity requirements through proceeds from the sale of assets, borrowings and/or equity and debt offerings and/or through changes to the amount of distributions to our shareholders.

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

•
Compliance with Debt Obligations: Our financings subject us to a number of obligations, and a failure to satisfy certain obligations could give rise to a requirement to prepay outstanding debt or result in an event of default and the acceleration of the maturity date for repayment. We may also seek amendments to these debt covenants, and there can be no assurance that we will be able to obtain any such amendment on commercially reasonable terms, if at all.

Debt Obligations

Our mortgage notes payable contain various customary financial and other covenants, and in certain cases include a Debt Service Coverage Ratio, Project Yield or Minimum Net Worth and Liquid Assets provision, as defined in the agreements. As of September 30, 2016, we were in compliance with all of such covenants except the Project Yield covenant in one financing secured by a leased portfolio, where we will be in compliance upon either exercising our cure rights or finalizing an amendment, as described in more detail below.

The Project Yield covenant referenced above measures the leased portfolio's trailing 12-month operating results relative to the outstanding unpaid principal balance of the debt. Under the terms of the debt, we are entitled to cure non-compliance with this covenant by paying down the debt to the extent necessary to achieve the required project yield threshold. With respect to the September 30, 2016 test date, a prepayment of approximately $1.3 million would be required to achieve compliance. The prepayment is not yet due and, prior to the due date, we expect to finalize an amendment to the Project Yield covenant that would reduce the threshold beginning with the September 30, 2016 test date and continuing for the remaining term of the loan. The amendment would eliminate the need to exercise a cure with respect to the September 30, 2016 test date, provided that the tenant's security deposit and other amounts posted by the tenant pursuant to the lease are escrowed with the lender.

See Note 8 to the Consolidated Financial Statements for further information related to our mortgage notes as of September 30, 2016.

Capital Expenditures

For our Managed Properties segment, we anticipate that capital expenditures will be funded through operating cash flows from the Managed Properties. During the nine months ended September 30, 2016, we funded $15.8 million of capital expenditures.

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

Cash Flows

The following table provides a summary of our cash flows:

(dollars in thousands)	Nine Months Ended September 30,
	2016	2015
Net cash provided by (used in)
Operating activities	$79,686	$53,916
Investing activities	(16,435)	(1,233,315)
Financing activities	(106,737)	1,109,948
Net Decrease in Cash and Cash Equivalents	(43,486)	(69,451)
Cash and Cash Equivalents, Beginning of Period	116,881	226,377
Cash and Cash Equivalents, End of Period	$73,395	$156,926

Operating activities

Net cash provided by operating activities was $79.7 million and $53.9 million for the nine months ended September 30, 2016 and 2015, respectively. The period-over-period increase of $25.8 million was primarily due to a net increase in operating cash flows generated by the properties that were acquired during, and subsequent to, the nine months ended September 30, 2015.

Investing activities

Net cash used in investing activities was $16.4 million and $1.2 billion for the nine months ended September 30, 2016 and 2015, respectively. The period-over-period decrease of $1.2 billion was primarily due to no acquisitions closing during the nine months ended September 30, 2016, whereas during the nine months ended September 30, 2015, we acquired 52 properties for $1.2 billion.

Financing activities

Net cash used in financing activities was $106.7 million and net cash provided by financing activities was $1.1 billion for the nine months ended September 30, 2016 and 2015, respectively. The period-over-period decrease of $1.2 billion was primarily due to no acquisitions closing during the nine months ended September 30, 2016. During the nine months ended September 30, 2015, we financed the acquisition of 52 properties and refinanced debt with net proceeds of approximately $917.8 million from the issuance of mortgage debt and with net proceeds of approximately $266.5 million from the issuance of common stock. Additionally, during the nine months ended September 30, 2016, we repurchased 3.3 million shares of our common stock for approximately $30.9 million.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2016, we do not have any off-balance sheet arrangements. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, special purpose or variable interest entities established to facilitate off-balance sheet arrangements. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intend to provide additional funding to any such entities.

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

The following table sets forth a reconciliation of net loss to FFO, Normalized FFO and Adjusted EBITDA:

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Loss	$(20,241)	$(17,959)	$(69,447)	$(60,403)
Depreciation and amortization	45,510	40,812	146,743	110,543
FFO	25,269	22,853	77,296	50,140
Acquisition, transaction and integration expense	364	2,373	1,770	11,490
Loss on extinguishment of debt	—	—	—	5,091
Other expense (A)	108	1,089	806	1,569
Normalized FFO	25,741	26,315	79,872	68,290
Interest expense	23,065	20,051	68,658	52,346
Income tax expense (benefit)	782	(378)	31	(344)
Adjusted EBITDA	$49,588	$45,988	$148,561	$120,292

(A)	Primarily includes changes in the fair value of financial instruments, casualty related charges and restructuring expenses.

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

As of September 30, 2016 we had $883.1 million of floating rate debt, representing approximately 40.6% of our total indebtedness, with a weighted average rate of 3.32%. A 100 basis point change in interest rates would change annual interest expense by $8.8 million on an annualized basis.

Credit Risk

We derive a portion of our revenue from long-term triple net leases in which the minimum rental payments are fixed with scheduled periodic increases.

The properties we lease to Holiday account for a significant portion of our total revenues and net operating income, and such concentration creates credit risk. Rental revenue attributable to our triple net leases with Holiday accounted for 18.8% and 21.2% of our total revenues for the three months ended September 30, 2016 and 2015 and 18.8% and 24.8% for the nine months ended September 30, 2016 and 2015, respectively.

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

•
Our failure to comply with the terms of our financings could result in the acceleration of the requirement to repay our indebtedness or require us to seek amendments to such agreements, which we may not be able to obtain on commercially reasonable terms, if at all.

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

•
To comply with the 90% distribution requirement applicable to REITs and to avoid income and excise taxes, we must make distributions to our stockholders. Our actual distributions to stockholders have historically been higher than the REIT distribution requirement. Distributions will limit our ability to finance investments and may limit our ability to engage in transactions that are otherwise in the best interests of our stockholders. Although we do not anticipate any inability to satisfy the REIT distribution requirement, from time to time, we may not have sufficient cash or other liquid assets to do so. For example, timing differences between the actual receipt of income and actual payment of deductible expenses, on the one hand, and the inclusion of that income and deduction of those expenses in arriving at our taxable income, on the other hand, or non-deductible expenses such as principal amortization or repayments or capital expenditures in excess of non-cash deductions may cause us to fail to have sufficient cash or liquid assets to enable us to satisfy the 90% distribution requirement. In the event that timing differences occur or we decide to retain cash or to distribute such greater amount as may be necessary to avoid income and excise taxation, we may seek to borrow funds, issue additional equity securities, pay taxable stock dividends, distribute other property or securities or engage in a transaction intended to enable us to meet the REIT distribution requirements. Any of these actions may require us to raise additional capital to meet our obligations; however, limitations on our ability to access capital, as described above, could have an adverse effect on our ability to make required payments on our debt obligations, make distributions to our stockholders or make future investments necessary to implement our business strategy. The terms of the instruments governing our existing indebtedness restrict our ability to engage in certain types of these transactions.

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
We completed our first investment in senior housing properties in July 2012 and became a standalone public company in November 2014. We have limited experience operating as a standalone public company and cannot assure you that we will be able to successfully operate our business, execute our investment strategy or generate sufficient revenue to make or sustain distributions to our stockholders at current levels.
Our results of operations and our ability to make or sustain distributions to our stockholders depend on various factors, including, without limitation, our cash flow from operations (which depends on the performance of our existing portfolio of managed assets and continued compliance by our counterparties with the terms of our triple net leases, among other factors) and items that impact our liquidity (such as the cost of capital expenditures, debt service, among other factors). Each of these factors is subject to numerous risks, as described herein. Our cash flows from operating activities, less capital expenditures and debt service, have been less than the amount of distributions to our shareholders. In addition, our debt service is scheduled to increase meaningfully as a result of required amortization payments beginning in May 2017, which could reduce cash available for distributions. Our board of directors takes these and other factors into account as part of any decision to pay a dividend, and the timing and amount of any future dividend is subject to change at the discretion of our board of directors.
Certain of our reports filed with the SEC contain financial information for periods prior to the completion of our spin-off from Newcastle Investment Corp. ("Newcastle"). Such financial information may not be indicative of the results we would have achieved as a separate standalone company and are not a reliable indicator of our future performance or results.
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

Our investments are concentrated in senior housing real estate, and in certain geographic areas, and real estate investments are relatively illiquid.
We invest primarily in senior housing properties. Any factors that affect real estate and the senior housing industry will have a more pronounced effect on our portfolio relative to a portfolio of more diversified investments. In addition, the geographic concentration of our assets in Florida and Texas may result in losses due to our significant exposure to the effects of economic and real estate conditions in those markets. As of September 30, 2016, approximately 18.2% and 15.5% of the beds in our senior housing portfolios were located in Florida and Texas, respectively. In addition, during the nine months ended September 30, 2016, total revenue for our Managed Properties segment and our Triple Net Lease Properties segment derived from our properties in Florida and Texas was 19.7% and 11.9%, respectively. As a result of this concentration, a material portion of our portfolios are significantly exposed to the effects of economic and real estate conditions in those particular markets, such as the supply of competing properties, home prices, income levels, the financial condition of our tenants, and general levels of employment and economic activity, which has been, and may continue to be, adversely affected by the recent decline in oil prices. To the extent that weak economic or real estate conditions affect Florida or Texas more severely than other areas of the country, our financial performance could be negatively impacted. Some or all of these properties could be affected if these regions experience severe weather or natural disasters; delays in obtaining regulatory approvals; delays or decreases in the availability of personnel or services; and/or changes in the regulatory, political or fiscal environment.
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
During the nine months ended September 30, 2016, 51% of our net operating income was attributable to our managed portfolio. We have engaged third parties to operate all of our managed assets on our behalf. The income generated by our managed properties depends on the ability of our property managers to successfully manage these properties, which is a complex task. Although we have various rights pursuant to our property management agreements, we rely upon our property managers’ personnel, expertise, technical resources and information systems, compliance procedures and programs, proprietary information, good faith and judgment to manage our senior housing operations efficiently and effectively. We also rely on our property managers to provide accurate property-level financial results for our properties in a timely manner and to otherwise operate our properties in compliance with the terms of our property management agreements and all applicable laws and regulations. We rely on our property managers to attract and retain skilled management personnel and property level personnel who are responsible for the day-to-day operations of our properties. A failure to effectively manage property operating expense, including, without limitation, labor costs and resident referral fees, or significant changes in our property managers' ability to manage our properties efficiently and effectively, could adversely affect the income we receive from our properties and have a material adverse effect on us. Any adverse developments in our property managers' business and affairs or financial condition could impair such property manager's ability to manage our properties efficiently and effectively and in compliance with applicable laws, which could have a material adverse effect on our business, results of operations or financial condition.
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
Certain of our properties are leased on a triple net basis to three operators, including Holiday, which is an affiliate of our Manager. Rental income from our triple net leases represented 49% of our net operating income during the nine months ended September 30, 2016, and Holiday accounted for 79% of that amount.
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
We monitor credit risk in a variety of ways, including by monitoring our tenants’ compliance with the financial covenants in our leases, including the ratio of the earnings generated by the leased property to the rent required to be paid under the lease. We have observed a declining lease coverage ratio in recent quarters. As of September 30, 2016, our triple net lease portfolio had an EBITDARM coverage ratio of 1.21x, which represents a decline from 1.30x as of September 30, 2015. (This calculation differs from the calculations required by the terms of our leases.)
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
For the nine months ended September 30, 2016 and 2015, Holiday accounted for 78.9% and 80.9%, respectively, of the NOI from our Triple Net Lease segment and served as the manager of properties representing 71.5% and 57.2%, respectively, of the NOI from our Managed Properties segment. As of September 30, 2016, Holiday leased 51 of the 58 properties in our Triple Net Lease segment, and managed 67 of the 96 properties in our Managed Properties segment.
As of September 30, 2016, all of our managed properties were subject to management agreements with Holiday, Blue Harbor, JEA or Thrive. We rely on our property managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our senior housing operations efficiently and effectively. We also rely on our property managers to set appropriate resident fees and to otherwise operate our senior housing communities in compliance with the terms of our property management agreements and all applicable laws and regulations. Although we have various rights as the property owner under our property management agreements, including various rights to set budget guidelines and to terminate and exercise remedies under those agreements as provided therein, any failure, inability or unwillingness on the part of our property managers to satisfy their respective obligations under those agreements, to efficiently and effectively manage our properties or to provide timely and accurate accounting information with respect thereto, could have a material adverse effect on us. In addition, Holiday has informed us of an impending change to its operating model as a result of a change in labor laws, which could adversely affect the performance of our Holiday-managed properties. Under the current operating model, Holiday staffs our facilities with live-in resident managers and, in certain cases, pays us rent for those occupied units. The change in the operating model will eliminate live-in staffing and could therefore result in decreased revenue from certain Holiday-managed properties as well as increasing staffing expense.
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
Covenants in our debt instruments limit our operational flexibility (including our ability to sell assets), and breaches of these covenants could materially adversely affect our business, results of operations and financial condition.
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

Our inability to obtain financing (including through refinancing existing debt) on favorable terms, if at all, may impede our ability to grow or to make distributions to our shareholders.
We may not be able to fund all future capital needs from cash retained from operations. If we are unable to generate enough cash flow, we may need to rely on external sources of capital (including debt and equity financing) to fulfill our capital requirements. If we cannot access these external sources of capital, we may not be able to make the investments needed to grow our business or to sustain distributions to shareholders at current levels. Our ability to obtain financing or refinance existing debt depends upon a number of factors, some of which we have little or no control over, including but not limited to:

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
Any limitation on our access to financing as a result of these or other factors could impede our ability to grow and have a material adverse impact on our ability to fund operations, refinance our debt obligations, fund distributions to our shareholders, acquire properties and undertake development activities.
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
There are conflicts of interest inherent in our relationship with our Manager insofar as our Manager and its affiliates-including investment funds, private investment funds, or businesses managed by our Manager-invest in senior housing properties and whose investment objectives overlap with our investment objectives. Certain investments appropriate for us may also be appropriate for one or more of these other investment vehicles. Certain members of our board of directors and employees of our Manager who are our officers also serve as officers and/or directors of Fortress and these other entities. Although we have the same Manager, we may compete with entities affiliated with our Manager or Fortress for certain target assets. Fortress has raised two funds primarily focused on investing in senior housing properties. The first, raised in 2006 with $650 million in commitments at closing had its final liquidation in December 2014. The second, also raised in 2006, had $1.6 billion in capital commitments as of September 30, 2016 and is in the process of selling its investments, including its investments in Holiday. Certain of Fortress’s other funds also hold significant  investments in senior housing. All of these funds are outside their respective investment periods, although one of these funds has approximately $120 million in unfunded commitments, which may be drawn for follow-on investments. Fortress funds generally have a fee structure similar to ours, but the fees actually paid will vary depending on the size, terms and performance of each fund. From time to time, affiliates of Fortress focus on investments in assets with a similar profile as our target assets that we may seek to acquire. These affiliates may have meaningful purchasing capacity, which may change over time depending upon a variety of factors, including, but not limited to, available equity capital and debt financing, market conditions and cash on hand. Fortress had approximately $70.1 billion of assets under management as of September 30, 2016. In addition, with respect to funds in the process of selling investments, our Manager may be incentivized to regard the sale of such assets to New Senior positively, particularly if a sale to an unrelated third party would result in a loss of fees to our Manager.
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

Our investment strategy may evolve in light of existing market conditions and investment opportunities, and this evolution may involve additional risks depending upon the nature of the assets in which we invest and our ability to finance such assets on a short- or long-term basis. Investment opportunities that present unattractive risk-return profiles relative to other available investment opportunities under particular market conditions may become relatively attractive under changed market conditions, and changes in market conditions may therefore result in changes in the investments we target. Decisions to make investments in new asset categories present risks that may be difficult for us to adequately assess and could therefore impair our ability to make distributions to our shareholders or have adverse effects on our liquidity or financial condition. A change in our investment strategy may also increase our exposure to interest rate, real estate market or credit market fluctuations. In addition, a change in our investment strategy may increase the guarantee obligations we agree to incur or increase the number of transactions we enter into with affiliates. Our failure to accurately assess the risks inherent in new asset categories or the financing risks associated with such assets could adversely affect our results of operations and our financial condition.
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
Any purchase price we agree to pay to acquire a senior living facility or other investment will be based on projections of the asset’s future financial performance, and actual results may differ materially from our projections. Our Manager intends to conduct due diligence with respect to each investment opportunity it pursues on our behalf. It is possible that our Manager’s due diligence processes will not uncover all relevant facts, particularly with respect to any assets we acquire from third parties. In these cases, our Manager may be given limited access to information about the investment and will rely on information provided by the target of the investment. In addition, if investment opportunities are scarce, the process for selecting bidders is competitive, or the timeframe in which we are required to complete diligence is short, our ability to conduct a due diligence investigation may be limited, and we would be required to make investment decisions based upon a less thorough diligence process than would otherwise be the case. Accordingly, investments and other transactions that initially appear to be viable may prove not to be over time, due to the limitations of the due diligence process or other factors.

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
If Newcastle failed to qualify as a REIT for a taxable year ending on or before December 31, 2015, the rule against re-electing REIT status following a loss of such status would also apply to us if we were treated as a successor to Newcastle for U.S. federal income tax purposes. Although Newcastle has provided (i) a representation in the Separation and Distribution Agreement that it had no knowledge of any fact or circumstance that would cause us to fail to qualify as a REIT and (ii) a covenant in the Separation and Distribution Agreement to use its reasonable best efforts to maintain its REIT status for each of Newcastle’s taxable years ending on or before 2015 (unless Newcastle obtains an opinion from a nationally recognized tax counsel or a private letter ruling from the IRS to the effect that Newcastle’s failure to maintain its REIT status will not cause us to fail to qualify as a REIT under the successor REIT rule referred to above), no assurance can be given that such representation and covenant would prevent us from failing to qualify as a REIT. Although, in the event of a breach, we may be able to seek damages from Newcastle, there can be no assurance that such damages, if any, would appropriately compensate us. In addition, if Newcastle were to fail to qualify as a REIT despite its reasonable best efforts, we would have no claim against Newcastle.
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
Our board of directors reviews our dividend policy from time to time and has not established a minimum distribution payment level. Any decision by our board of directors to declare a distribution is based upon a number of factors, including our results of operations, financial condition and liquidity projections, restrictions under Delaware law or any applicable debt covenants, our taxable income, the annual distribution requirements under the REIT provisions of the Code, and other factors our board of directors deems relevant.
Our cash flows from operating activities, less capital expenditures and debt service, have been less than the amount of distributions to our shareholders. In addition, our debt service is scheduled to increase meaningfully as a result of required amortization payments beginning in May 2017, which could reduce cash available for distributions. Our board of directors takes these and other factors into account as part of any decision to pay a dividend, and the timing and amount of any future dividend is subject to change at the discretion of our board of directors.
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

We did not make any stock repurchases during the three months ended September 30, 2016.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NEW SENIOR INVESTMENT GROUP INC.

By:	/s/ Susan Givens
Susan Givens
Chief Executive Officer

November 2, 2016

By:	/s/ Bhairav Patel
Bhairav Patel
Interim Chief Financial Officer, Treasurer and Principal Accounting Officer

November 2, 2016