Form 10-K
period 2016-12-31
New Senior Investment Group Inc.
filed 2017-03-01
CIK 1610114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the annual period ended December 31, 2016
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

(212) 479-3140
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class:	Name of exchange on which registered:
Common stock, $0.01 par value per share: 82,127,247 shares.	New York Stock Exchange (“NYSE”)
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
☐ Yes ☒ No

The aggregate market value of the common stock held by non-affiliates as of June 30, 2016 (computed based on the closing price on such date as reported on the NYSE) was approximately $863 million.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.
Common stock, $0.01 par value per share: 82,141,216 shares outstanding as of February 23, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, 13 and 14) will be incorporated by reference from the registrant’s Definitive Proxy Statement for its 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of New Senior Investment Group Inc.’s (“New Senior,” the “Company,” “we,” “us” or “our”) investments, the stability of our earnings, and our financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual outcome of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	our ability to successfully operate as a standalone public company;

•	our ability to comply with the terms of our financings, which depends in part on the performance of our operators;

•	any increase in our borrowing costs as a result of rising interest rates or other factors;

•	our ability to pay down, refinance, restructure or extend our indebtedness as it becomes due or as needed to comply with the terms of our covenants or to facilitate our ability to sell assets;

•	our ability to manage our liquidity and sustain distributions to our shareholders at the current level;

•	our dependence on our property managers and tenants to operate our properties successfully and in compliance with the terms of our agreements with them, applicable law and the terms of our financings;

•	factors affecting the performance of our properties, such as increases in costs (including, but not limited to, the costs of labor, supplies, insurance and property taxes);

•
concentration risk with respect to Holiday Retirement (“Holiday”), which, as of December 31, 2016, accounted for 72.3% of net operating income (“NOI”) from our Managed Properties segment and 78.9% of NOI from our Triple Net Lease Properties segment;

•	risks associated with a change of control in the ownership or senior management of Holiday;

•	our ability and the ability of our property managers and tenants to obtain and maintain adequate property, liability and other insurance from reputable, financially stable providers;

•
changes of federal, state and local laws and regulations relating to employment, fraud and abuse practices, Medicaid reimbursement and licensure, etc., including those affecting the healthcare industry that affect our costs of compliance or increase the costs, or otherwise affect the operations or our property managers or tenants;

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

•
potential conflicts of interest relating to our external management structure, the fact that Holiday is majority-owned by private equity funds managed by our Manager (or its affiliates), or other factors, and our ability to effectively manage and resolve actual, potential or perceived conflicts of interest;

•	effects of the pending merger of Fortress Investment Group LLC with affiliates of SoftBank Group Corp.;

•	our ability to maintain effective internal control over financial reporting and our reliance on our operators for timely delivery of accurate property-level financial results;

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Annual Report on Form 10-K and the Company’s other public filings, which are available without charge through the Securities and Exchange Commission's (“SEC”) website at http://www.sec.gov.

The Company acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding contractual provisions are required to make the statements in this report not misleading.

PART I

ITEM 1. BUSINESS

COMPANY OVERVIEW

We are a publicly traded REIT with a diversified portfolio of primarily private pay senior housing properties located across the United States. We were formed as a Delaware limited liability company and wholly owned subsidiary of Drive Shack Inc., formerly Newcastle Investment Corp. (“Drive Shack”), on May 17, 2012. On November 6, 2014, we were spun off from Drive Shack with the distribution of all our outstanding shares to the holders of Drive Shack common stock. We are listed on the NYSE under the symbol “SNR” and are headquartered in New York, New York.

We have a differentiated strategy of concentrating our investment activities on acquiring private pay senior housing and continue to be one of the largest owners of senior housing properties in the United States. Our portfolio as of December 31, 2016 was comprised of 152 primarily private pay senior housing properties located across 37 states. We divide our properties into two reportable segments: (1) Managed Properties, which are operated by property managers pursuant to property management agreements and (2) Triple Net Lease Properties, which we lease to tenants through long-term triple net leases. See our consolidated financial statements and the related notes for additional information.

The majority of our portfolio is managed or leased by some of the largest and most experienced operators in the United States. Currently, our managed properties are managed by affiliates or subsidiaries of Holiday Retirement (“Holiday”), FHC Property Management LLC (together with its subsidiaries, “Blue Harbor”), Jerry Erwin Associates, Inc. (“JEA”), and Thrive Senior Living LLC (“Thrive”). Our triple net lease properties are leased to Holiday, Life Care Services (“LCS”) or Watermark Castle Investments LLC (“Watermark”). Holiday and LCS are among the top three largest senior housing operators in the United States. The assets in our portfolio are described in more detail below under “Our Portfolio.”

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

Pursuant to a management agreement (the “Management Agreement”), we are externally managed and advised by FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC (“Fortress”), which is a leading global investment management firm with approximately $70.0 billion of assets under management as of December 31, 2016. Fortress, through the private equity funds managed by its affiliates, is a large investor in the senior housing sector. Our Manager (or its affiliates) also manages private equity funds that currently own a majority of Holiday. Blue Harbor is an affiliate of our Manager. On February 14, 2017, Fortress announced that it had entered into an Agreement and Plan of Merger (the “Merger Agreement”) with an affiliate of SoftBank Group Corp. (“SoftBank”), pursuant to which Fortress will become a wholly owned subsidiary of the SoftBank affiliate (the “Merger”). In connection with the Merger, Fortress will operate within SoftBank as an independent business headquartered in New York. Fortress’s senior investment professionals are expected to remain in place, including those individuals who perform services for us.

INVESTMENT ACTIVITY

During 2016, we sold two assisted living/memory care (“AL/MC”) properties in the Managed Properties segment for $23.0 million and, less certain fees and other costs, total proceeds were $22.7 million. See Note 4 to the consolidated financial statements for additional information.

Although we did not make any acquisitions during 2016, we continue to explore opportunities to invest in additional senior housing properties across the United States. While we generally target smaller, local and regional portfolios, we may invest in large portfolios that we believe offer attractive risk-adjusted returns. We may also seek to make opportunistic investments in other asset classes.

MARKET OPPORTUNITY

Opportunity to Consolidate Large and Fragmented Industry

We believe there are significant investment opportunities in the U.S. senior housing market driven by three factors: (i) growing demand from significant increases in the senior citizen population, (ii) highly fragmented ownership of senior housing properties among many smaller local (“mom and pop”) and regional owner/operators and (iii) operational improvement opportunities to increase property-level net operating income leveraging the experience and economies of scale of our Manager. We estimate the size of the senior housing industry in the United States to be approximately $300 billion, and, according to the 2016 American Seniors Housing Association 50 Report, approximately 62% of these senior housing facilities are owned by mom and pop operators with 5 or fewer properties. Given our strong track record of external growth, we believe an opportunity exists to continue to participate in the consolidation of this fragmented industry as many of these smaller owner/operators may decide to sell their portfolios. An attractive investment opportunity exists to acquire high quality properties where operational performance can be improved by leveraging the experience of our Manager. While the acquisition environment is more competitive, we believe these properties are still too small to attract many larger REIT and other institutional investors, affording us the opportunity to acquire properties at attractive prices in a less competitive environment than larger portfolios. We expect to structure these investments as either triple net leases or managed properties by entering into a management agreement with a REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”) compliant structure allowing us to participate directly in the cash flows of the facilities.

Attractive Demand - Supply Fundamentals to Drive Organic Growth

We believe that the rapidly growing senior citizen population in the U.S. will result in a substantially increased demand for senior housing properties as the baby boomer generation ages, life expectancies lengthen and more health-related services are demanded. The U.S. Census Bureau estimates that the total number of people aged 65 and older is expected to increase from approximately 47.8 million in 2015 to 79.2 million by 2035, with the number of citizens aged 65 and older expected to grow at four times the rate of the overall population by 2035. Healthcare is the largest private-sector industry in the U.S., with healthcare expenditures in the U.S. accounting for approximately 18% of gross domestic product in 2015. According to the Center for Medicare and Medicaid Services (“CMS”), the average annual compounded growth rate for national healthcare expenditures from 2015 through 2025 is expected to be 5.6%. Additionally, senior citizens are the largest consumers of healthcare services. The target age group for our properties is Americans over 70 years old while a typical resident is 80 to 85 years of age. According to CMS, average per capita healthcare expenditures by those 65 years and older continue to be about three times more than the average spent by those 19 to 64 years old. Demand for senior housing is driven both by growth of an aging population and by an increasing array of services and support required by residents. According to the U.S. Census Bureau, the percentage of Americans between ages 75 and 79 seeking assistance with basic and instrumental activities of daily living is 15%, increasing to 30% for Americans over 80 years of age. According to the Alzheimer’s Association, over one-third of individuals over age 85 have Alzheimer’s disease. To address these resident needs, senior housing provides varying and flexible levels of services. While our target population is growing, the rate of supply growth has also increased in recent years. However, according to the National Investment Center for Seniors Housing and Care (“NIC”), senior housing occupancy is projected to be stable in 2017.

Differentiated Strategy Focused on Private Pay Senior Housing

We generally seek investments in senior housing facilities that have an emphasis on private pay sources of revenue which is considered more stable and predictable compared to government reimbursed property types and believe this strategy is more focused than many of our publicly traded peers. Private pay residents are individuals who are personally obligated to pay the costs of their housing and services without relying significantly on reimbursement payments from Medicaid or Medicare. Sources for these private payments include: (i) pensions, savings and retirement funds; (ii) proceeds from the sale of real estate and personal property; (iii) assistance from residents’ families; and (iv) private insurance. While our investments may have some level of revenues related to government reimbursements, we focus on investments with high levels of private pay revenue and, for the year ended December 31, 2016, private pay sources represented 98% of the property level revenue from the residents at our facilities. Private pay facilities are not subject to governmental rate setting and, accordingly, we believe they provide for more predictable and higher rental rates from residents than facilities primarily reliant on government-funded sources.

The senior housing industry offers a full continuum of care to seniors with product types that range from “mostly housing” (i.e., senior apartments) to “mostly healthcare” (i.e., skilled nursing, hospitals, etc.). We primarily focus on product types at the center of this continuum, namely independent living (“IL”) properties and AL/MC properties. Many of our peers have significant exposure to skilled nursing facilities and hospitals providing higher acuity levels of healthcare. Accordingly, these peers have higher levels of exposure to revenues derived from Medicaid and Medicare reimbursements. Our facilities are predominantly reliant on private pay sources of revenue and have limited risk exposure to regulatory changes in the healthcare arena. We believe that our focused portfolio of primarily IL and AL/MC properties will allow investors to participate in the positive fundamentals of the senior housing sector without similar levels of risk exposure associated with higher acuity types of healthcare real estate.

Attractive Portfolio Diversified by Product Type, Operating Model and Geography

We started building this platform in July 2012 and own 152 properties that have a gross real estate value of $3.1 billion as of December 31, 2016. Our portfolio is diversified in terms of product type, operating model and geography. As of December 31, 2016, we have 105 IL properties, 42 AL/MC properties and five rental Continuing Care Retirement Communities (“CCRC”) properties across 37 states. Our portfolio provides an attractive mix of triple net lease and managed properties. At December 31, 2016, our triple net lease portfolio totaled 58 properties (52 IL properties, one AL/MC property and five rental CCRC properties), and our managed properties portfolio totaled 94 properties (53 IL properties and 41 AL/MC properties).

Manager Expertise Owning and Operating Senior Housing

We are externally managed and advised by an affiliate of Fortress, a large investor with over 15 years of experience in the senior housing sector. Our Manager and its affiliates have a far-reaching presence in consumer-facing industries across the United States through Fortress’s investments in healthcare, leisure, gaming, real estate and transportation companies. Private equity funds managed by an affiliate of Fortress and our Manager currently own a majority of Holiday, the largest independent living operator in the United States with over 300 properties in 43 states as of December 31, 2016, and Blue Harbor is an affiliate of our Manager. Due to this presence, we believe we are able to achieve volume discounts for services and products at many of our properties, such as insurance and food and beverage. These types of benefits often allow us to be a more competitive bidder for small- and mid-sized managed properties than other potential buyers. Furthermore, we intend to leverage our Manager’s deep experience and industry relationships to provide us with growth opportunities.

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

A significant portion of the revenues received by our properties are from self-pay residents. The remaining revenue source is primarily Medicaid under certain federal waiver programs. As a part of the Omnibus Budget Reconciliation Act of 1981 (“OBRA”), Congress established a waiver program enabling some states to offer Medicaid reimbursement to assisted living providers as an alternative to institutional long-term care services. The provisions of OBRA and subsequent federal enactments permit states to seek a waiver from typical Medicaid requirements to develop cost-effective alternatives to long-term care, including Medicaid payments for assisted living and, in some instances, including payment for such services through Governmental Program Payors. In 2016, approximately 2% of the revenues at our senior housing properties were from Medicaid reimbursement. There can be no guarantee that a state Medicaid program operating pursuant to a waiver will be able to maintain its waiver status, that funding levels will not decrease or that eligibility requirements will not change.

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

Unlike assisted living operators, SNF operators typically receive most of their revenues from the Medicare and Medicaid programs, with the balance representing reimbursement payments from private insurance payor organizations (and perhaps minimal self-pay). Consequently, changes in federal or state reimbursement policies may also adversely affect our business if we acquire properties with a SNF component.

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

There is a risk that some skilled nursing facilities’ costs could exceed the fixed payments under the prospective payment system for skilled nursing facilities (“SNF PPS”), and there is also a risk that payments under the SNF PPS may be set below the costs to provide certain items and services, which could have a material adverse effect on an SNF. Further, SNFs are subject to periodic pre and post-payment reviews and other audits by federal and state authorities. Such a review or audit could result in recoupments, denials, or delay of payments in the future, which could have a material adverse effect on the business of a SNF.

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

OUR PORTFOLIO

The key characteristics of our senior housing portfolio are set forth in the tables below:

(dollars in thousands)			Real Estate Investments (A) as of December 31, 2016			Revenues for the Year Ended December 31, 2016
Operating Model	Number of Communities	Number of Beds	Real Estate Investments, at Cost	Percent of Total Real Estate Investment	Real Estate Investment per Bed	Total Revenues (B)	Percent of Total Revenues	Number of States
Managed Properties	94	11,440	$1,830,809	59.2%	$160	$359,472	76.1%	33
Triple Net Lease Properties	58	7,540	1,262,299	40.8%	$167	112,966	23.9%	24
Total	152	18,980	$3,093,108	100.0%		$472,438	100.0%	37

(dollars in thousands)			Real Estate Investments (A) as of December 31, 2015			Revenues for the Year Ended December 31, 2015
Operating Model	Number of Communities	Number of Beds	Real Estate Investments, at Cost	Percent of Total Real Estate Investment	Real Estate Investment per Bed	Total Revenues (B)	Percent of Total Revenues	Number of States
Managed Properties	96	11,544	$1,841,636	59.4%	$160	$277,324	71.4%	33
Triple Net Lease Properties	58	7,538	1,258,209	40.6%	$167	111,154	28.6%	24
Total	154	19,082	$3,099,845	100.0%		$388,478	100.0%	37

(A)	Real estate investments, at cost represents the gross carrying value of real estate before accumulated depreciation and amortization and excludes assets held for sale.

(B)	Revenues relate to the period the properties were owned by us in a calendar year and, therefore, are not indicative of full-year results for all properties.

For the years ended December 31, 2016 and 2015 the average occupancy rate of our managed portfolio was 88.0% and 86.6%, respectively, and the average occupancy rate for our triple net portfolio was 88.0% and 88.9%, respectively.

We classify our properties by asset type and operating model, as described in more detail below.

Product Type

IL Properties: IL properties are age-restricted, multifamily properties with central dining that provide residents access to meals and other services such as housekeeping, linen service, transportation and social and recreational activities. A typical resident is 80 to 85 years old and is relatively healthy. Residents are typically charged all-inclusive monthly rates.

AL/MC Properties: AL/MC properties are state-regulated rental properties that provide the same services as IL properties and additionally have staff to provide residents assistance with activities of daily living, such as management of medications, bathing, dressing, toileting, ambulating and eating. AL/MC properties may include memory care properties that specifically provide care for individuals with Alzheimer’s disease and other forms of dementia or memory loss. The average age of an AL/MC resident is similar to that of an IL resident, but AL/MC residents typically have greater healthcare needs. Residents are typically charged all-inclusive monthly rates for IL services and additional “care charges” for AL/MC services, which vary depending on the types of services required. AL/MC properties are generally private pay, although many states will allow residents to cover a portion of the cost with Medicaid.

CCRC Properties: CCRCs are a particular type of retirement community that offers several levels (generally more than three) of health care at one facility or campus, often including independent living, assisted living/memory care and skilled nursing. CCRCs offer a tiered approach to the aging process, accommodating residents’ changing needs as they age.

Operating Model

Managed Properties: We have entered into long-term property management agreements for our managed properties with Blue Harbor, Holiday, JEA and Thrive. Our property management agreements have initial five-year or ten-year terms, with successive, automatic one-year renewal periods. We pay property management fees of 5% to 7% of effective gross income pursuant to our property management agreements with Holiday and, in some cases, Holiday is eligible to earn an incentive fee based on operating performance. We pay property management fees of 3% to 7% of gross revenues and, for certain properties, a property management fee based on a percentage of net operating income, pursuant to our property management agreements with other managers. As the owner of the Managed Properties, we are responsible for the properties’ operating costs, including repairs, maintenance, capital expenditures, utilities, taxes, insurance and the payroll expense of property-level employees. The payroll expense is structured as a reimbursement to the property manager, who is the employer of record. We have various rights as the property owner under our property management agreements, including rights to set budget guidelines and to terminate and exercise remedies under those agreements as provided therein. However, we rely on our property managers’ personnel, expertise, technical accounting resources and information systems, proprietary information, good faith and judgment to manage our senior housing operations efficiently and effectively. We also rely on our property managers to otherwise operate our properties in compliance with the terms of the management agreements, although we have various rights as the property owner to terminate and exercise remedies under the management agreements.

Triple Net Lease Properties: These properties are leased to tenants pursuant to triple net leases. Our triple net lease arrangements have initial terms of approximately 15 or 17 years and include renewal options and annual rent increases ranging from 2.5% to 4.5% based on changes in the consumer price index (“CPI”). Under each triple net master lease, the respective tenant is typically responsible for (i) operating its portion of the portfolio and bearing the related costs, including repairs, maintenance, capital expenditures, utilities, taxes, insurance and the payroll expense of property-level employees, and (ii) complying with the terms of the mortgage financing documents. The obligations of the tenant under the triple net master leases for a portfolio of properties (the “Holiday Portfolios”) are guaranteed to us by a subsidiary of Holiday. Both the tenant and the guarantor of the Holiday Portfolios are affiliates of Fortress. The obligations of the tenant under the triple net master leases for the LCS Portfolio, are guaranteed to us by LCS.

Our portfolio of senior housing properties is broadly diversified by geographic location throughout the United States. The following table shows the geographic location of our senior housing properties, and the percentage of total revenues by geographic location for the year ended December 31, 2016.

	Managed Properties			Triple Net Lease Properties			Total
Location	Number of Communities	Number of Beds	% of Total Revenue	Number of Communities	Number of Beds	% of Total Revenue	Number of Communities	Number of Beds	% of Total Revenue
Arizona	1	108	0.9%	1	115	0.3%	2	223	1.2%
Arkansas	1	113	0.6%	—	—	—%	1	113	0.6%
California	9	1,049	9.1%	2	235	0.9%	11	1,284	10.0%
Colorado	1	119	0.7%	4	439	1.2%	5	558	1.9%
Connecticut	—	—	—%	2	276	1.1%	2	276	1.1%
Florida	23	3,101	18.6%	3	370	1.2%	26	3,471	19.8%
Georgia	2	194	1.3%	—	—	—%	2	194	1.3%
Hawaii	1	123	1.0%	—	—	—%	1	123	1.0%
Idaho	1	121	1.4%	—	—	—%	1	121	1.4%
Illinois	1	66	0.7%	1	111	0.3%	2	177	1.0%
Indiana	1	114	0.6%	—	—	—%	1	114	0.6%
Iowa	—	—	—%	2	215	0.5%	2	215	0.5%
Kansas	1	117	0.7%	2	238	0.7%	3	355	1.4%
Kentucky	—	—	—%	1	117	0.5%	1	117	0.5%
Louisiana	1	118	0.4%	1	103	0.1%	2	221	0.5%
Massachusetts	2	253	1.4%	—	—	—%	2	253	1.4%
Michigan	3	418	2.2%	1	121	0.3%	4	539	2.5%
Mississippi	1	67	0.5%	1	94	0.2%	2	161	0.7%
Missouri	—	—	—%	3	320	1.3%	3	320	1.3%
Montana	1	127	0.6%	1	115	0.3%	2	242	0.9%
Nebraska	1	117	0.6%	—	—	—%	1	117	0.6%
Nevada	1	174	0.9%	1	121	0.4%	2	295	1.3%
New Hampshire	4	261	2.6%	—	—	—%	4	261	2.6%
New York	1	118	0.7%	2	234	1.0%	3	352	1.7%
North Carolina	7	915	5.5%	2	240	0.9%	9	1,155	6.4%
Ohio	3	353	2.3%	—	—	—%	3	353	2.3%
Oklahoma	1	120	0.6%	—	—	—%	1	120	0.6%
Oregon	3	340	3.4%	6	601	1.9%	9	941	5.3%
Pennsylvania	3	406	3.3%	4	808	2.7%	7	1,214	6.0%
South Carolina	1	120	0.7%	—	—	—%	1	120	0.7%
South Dakota	1	114	0.6%	—	—	—%	1	114	0.6%
Tennessee	3	235	1.6%	1	109	0.2%	4	344	1.8%
Texas	5	746	5.4%	14	2,205	6.6%	19	2,951	12.0%
Utah	5	592	3.9%	1	117	0.4%	6	709	4.3%
Virginia	2	232	1.1%	1	120	0.5%	3	352	1.6%
Washington	2	272	1.5%	—	—	—%	2	272	1.5%
Wisconsin	1	117	0.7%	1	116	0.4%	2	233	1.1%
Total	94	11,440	76.1%	58	7,540	23.9%	152	18,980	100.0%

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

We employ leverage as part of our investment strategy. We do not have a predetermined target debt to equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality of those assets. We utilize leverage for the sole purpose of financing our portfolio and not for the purpose of speculating on changes in interest rates. We strive to maintain our financial strength and invest profitably by actively managing our leverage, optimizing our capital structure and developing our access to multiple sources of liquidity. Historically, we have relied primarily on non-recourse mortgage notes to finance a portion of our real estate investments. We intend, over time, to obtain access to additional sources of liquidity, including revolving credit agreements, bank debt, U.S. government agency financing and the unsecured public debt and equity markets. Generally, we attempt to match the long-term duration of our investments in senior housing properties with staggered maturities of long-term debt and equity. As of December 31, 2016, 40.3% of our consolidated debt was variable rate debt.

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

Management Agreement

In connection with the spin-off from Drive Shack, we entered into a Management Agreement with the Manager, an affiliate of Fortress, pursuant to which the Manager provides a management team and other professionals who are responsible for implementing our business strategy, subject to the supervision of our board of directors. Our Manager is responsible for, among other things, (i) setting investment criteria in accordance with broad investment guidelines adopted by our board of directors, (ii) sourcing, analyzing and executing acquisitions, (iii) providing financial and accounting management services and (iv) performing other duties as specified in the Management Agreement. Our Management Agreement has an initial ten-year term and will be automatically renewed for one-year terms thereafter unless terminated either by us or our Manager. Our Manager is also entitled to receive a termination fee from us under certain circumstances. See Note 11 to the consolidated financial statements for further information related to the terms of the Management Agreement.

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

One or more of our officers and directors have responsibilities and commitments to entities other than us, including, but not limited to, Drive Shack and Fortress. In addition, we do not have a policy that expressly prohibits our directors, officers, security holders or affiliates from engaging for their own account in business activities of the types conducted by us. Moreover, our certificate of incorporation provides that if any of the officers, directors or employees of Drive Shack or Fortress acquire knowledge of a potential transaction that could be a corporate opportunity for us, they have no duty, to the fullest extent permitted by law, to offer such corporate opportunity to us. In the event that any of our directors and officers who is also a director, officer or employee of Drive Shack or Fortress acquires knowledge of a corporate opportunity or is offered a corporate opportunity, provided that this knowledge was not acquired solely in such person’s capacity as a director or officer of us and such person acts in good faith, then such person is deemed to have fully satisfied such person’s fiduciary duties owed to us and is not liable to us, to the fullest extent permitted by law, if Drive Shack or Fortress or their affiliates, pursues or acquires the corporate opportunity or if such person does not present the corporate opportunity to us. See “Risk Factors-Risks Related to Our Manager-There are conflicts of interest in our relationship with our Manager.”

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

OPERATIONAL AND REGULATORY STRUCTURE

REIT Qualification

We are organized and conduct our operations to qualify as a REIT for U.S. federal income tax purposes for the taxable year ending December 31, 2016. Our qualification as a REIT depends upon our ability to meet, on a continuing basis, various complex requirements under the Internal Revenue Code (“Code”), relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels to our stockholders and the concentration of ownership of our capital stock. Commencing with our initial taxable year ending December 31, 2014, we have been organized in conformity with the requirements for qualification and taxation as a REIT under the Code and we believe that our intended manner of operation will continue to enable us to meet the requirements for qualification and taxation as a REIT.

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

In the face of this competition, we expect to take advantage of the experience of members of our management team and their industry expertise, which may provide us with a competitive advantage and help us assess potential risks and determine appropriate pricing for certain potential acquisitions of senior housing properties. In addition, we expect that these relationships will enable us to compete more effectively for attractive acquisition opportunities. However, we may not be able to achieve our business goals or expectations due to the competitive risks that we face, or other factors.

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

We completed our first investment in senior housing properties in July 2012 and became a standalone public company in November 2014. We have limited experience operating as a standalone public company and cannot assure you that we will be able to successfully operate our business, execute our investment strategy or generate sufficient revenue to make or sustain distributions to our stockholders at current levels. Our board of directors is reviewing our dividend policy and has not established a minimum distribution payment level. Our cash flows from operating activities, less capital expenditures and principal payments on our debt (which are scheduled to increase meaningfully in May 2017), have been, and continue to be, less than the amount of distributions to our shareholders. We have funded the shortfall using cash on hand and, our board of directors may determine that it is not prudent to continue to do so. Any such decision would result in a reduction to our current distribution payment level. See “-We have not established a minimum distribution payment level, and we cannot assure you of our ability to maintain our current distribution payment level or to pay any distributions in the future.”

Our results of operations and our ability to make or sustain distributions to our stockholders depend on various factors, including, without limitation, our cash flow from operations (which depends on the performance of our existing portfolio of managed assets and continued compliance by our counterparties with the terms of our triple net leases, among other factors) and other items that impact our liquidity (such as capital expenditures and principal payments). Each of these factors is subject to numerous risks, as described herein.

This report contains financial information for periods prior to the completion of our spin-off from Drive Shack. Such financial information may not be indicative of the results we would have achieved as a separate standalone company and are not a reliable indicator of our future performance or results.

We did not operate as a separate, standalone company for the entirety of the historical periods presented in this report. The financial information for such periods was derived from Drive Shack’s historical financial statements. Therefore, it does not necessarily reflect what our financial condition, results of operations or cash flows would have been had we been a separate, stand-alone public company prior to our spin-off from Drive Shack. This is primarily a result of the following factors:

•	such financial information does not reflect all of the expenses we incur as a public company;

•
the working capital requirements and capital for general corporate purposes for our assets were satisfied prior to the spin-off as part of Drive Shack’s corporate-wide cash management policies, and Drive Shack does not provide us with funds to finance our working capital or other cash requirements, so we may need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements; and

•
our cost structure, management, financing and business operations are significantly different as a result of operating as an independent public company, and these changes result in increased costs, including, but not limited to, fees paid to our Manager, legal, accounting, compliance and other costs associated with being a public company with equity securities traded on the NYSE.

Our investments are concentrated in senior housing real estate, and in certain geographic areas.

We invest primarily in senior housing properties. Any factors that affect real estate and the senior housing industry will have a more pronounced effect on our portfolio relative to a portfolio of more diversified investments. In addition, the geographic concentration of our assets in certain states may result in losses due to our significant exposure to the effects of economic and real estate conditions in those markets. The geographic location of our properties and the percentage of total revenues by geographic location are set forth under Item1. Business-Our Portfolio. As a result of this concentration, a material portion of our portfolios are significantly exposed to the effects of economic and real estate conditions in those particular markets, such as the supply of competing properties, home prices, income levels, the financial condition of our tenants, and general levels of employment and economic activity, which has been, and may continue to be, adversely affected by the recent decline in oil prices. To the extent that weak economic or real estate conditions affect markets in which we have a significant presence more severely than other areas of the country, our financial performance could be negatively impacted. Some or all of these properties could be affected if these regions experience severe weather or natural disasters; delays in obtaining regulatory approvals; delays or decreases in the availability of personnel or services; and/or changes in the regulatory, political or fiscal environment.

Real estate investments are relatively illiquid.

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

We are dependent on our operators for the performance of our managed assets, and, as a REIT, we are not able to operate our AL/MC properties.

During the year ended December 31, 2016, 50.8% of our net operating income was attributable to our managed portfolio. We have engaged third parties to operate all of our managed assets on our behalf. The income generated by our managed properties depends on the ability of our property managers to successfully manage these properties, which is a complex task. Although we have various rights pursuant to our property management agreements, we rely upon our property managers’ personnel, expertise, technical resources and information systems, compliance procedures and programs, proprietary information, good faith and judgment to manage our senior housing operations efficiently and effectively. We also rely on our property managers to provide accurate property-level financial results for our properties in a timely manner and to otherwise operate our properties in compliance with the terms of our property management agreements and all applicable laws and regulations. We rely on our property managers to attract and retain skilled management personnel and property level personnel who are responsible for the day-to-day operations of our properties. A failure to effectively manage property operating expense, including, without limitation, labor costs and resident referral fees, or significant changes in our property managers' ability to manage our properties efficiently and effectively, could adversely affect the income we receive from our properties and have a material adverse effect on us. Any adverse developments in our property managers' business and affairs or financial condition could impair such property manager's ability to manage our properties efficiently and effectively and in compliance with applicable laws, which could have a material adverse effect on our business, results of operations or financial condition.

While we monitor our property managers’ performance, we have limited recourse under our property management agreements to address poor performance. In some cases, poor performance may give rise to a termination right, but termination may be an unattractive remedy since we may not be able to identify a suitable alternative operator and transitioning management is subject to risks.

U.S. federal income tax laws generally restrict REITs and their subsidiaries from operating healthcare properties. Accordingly, as a REIT, we are not able to manage our AL/MC senior housing properties. Our AL/MC investments are structured to be compliant with the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”), which permits a REIT to lease properties to a taxable REIT subsidiary (“TRS”) if the TRS hires an “eligible independent contractor” (“EIK”) to manage the property. Under this structure, the REIT (i.e., a subsidiary of New Senior) is the property owner, and it leases the property to the TRS (another subsidiary of New Senior). The REIT receives rent from the TRS, and the TRS is entitled to the income from the properties, less the rent paid to the REIT and a management fee paid to the EIK. In addition, the TRS pays tax on its taxable income.

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

Certain of our properties are leased on a triple net basis to three operators, including Holiday, which is an affiliate of our Manager. Rental income from our triple net leases represented 49.2% of our net operating income during the year ended December 31, 2016, and Holiday accounted for 78.9% of that amount.

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

We monitor credit risk in a variety of ways, including by monitoring our tenants’ compliance with the financial covenants in our leases, including the ratio of the earnings generated by the leased property to the rent required to be paid under the lease. We have observed a declining lease coverage ratio in recent quarters. As of December 31, 2016, our triple net lease portfolio had an EBITDARM coverage ratio of 1.19x, which represents a decline from 1.28x as of December 31, 2015. (This calculation differs from the calculations required by the terms of our leases.)

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

For the years ended December 31, 2016 and 2015, Holiday accounted for 78.9% and 80.5%, respectively, of the NOI from our Triple Net Lease segment and served as the manager of properties representing 72.3% and 62.2%, respectively, of the NOI from our Managed Properties segment. As of December 31, 2016, Holiday leased 51 of the 58 properties in our Triple Net Lease segment, and managed 67 of the 94 properties in our Managed Properties segment.

As of December 31, 2016, all of our managed properties were subject to management agreements with Holiday, Blue Harbor, JEA or Thrive. We rely on our property managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our senior housing operations efficiently and effectively. We also rely on our property managers to set appropriate resident fees and to otherwise operate our senior housing communities in compliance with the terms of our property management agreements and all applicable laws and regulations. Although we have various rights as the property owner under our property management agreements, including various rights to set budget guidelines and to terminate and exercise remedies under those agreements as provided therein, any failure, inability or unwillingness on the part of our property managers to satisfy their respective obligations under those agreements, to efficiently and effectively manage our properties or to provide timely and accurate accounting information with respect thereto, could have a material adverse effect on us. In addition, Holiday is in the process of changing its operating model as a result of a change in labor laws, which could adversely affect the performance of our Holiday-managed properties. Under the previous operating model, Holiday staffed many of our facilities with live-in resident managers and, in certain cases, paid us rent for those occupied units. The change in the operating model will eliminate live-in staffing and could therefore result in decreased revenue from certain Holiday-managed properties as well as increased expenses.

Our leased properties currently account for a significant portion of our total revenues and net operating income, and because our leases are triple net leases, we depend on our tenants to pay all property-related expenses, including maintenance, utilities, taxes, insurance, repairs, capital improvements and the payroll expense of property-level employees in connection with the leased properties. We cannot assure you that our tenants will have sufficient assets, income and access to financing to enable them to satisfy their obligations to us, and any failure, inability or unwillingness to do so could have a material adverse effect on us. In addition, although affiliates of our tenants have provided a lease guaranty in connection with their respective leases, the guarantees may not be sufficient to satisfy the tenant's obligations to us, and our tenants may not have sufficient assets, income and access to financing to enable them to satisfy their obligations to us. Our reliance on a small number of tenants for a significant portion of our total revenues and net operating income from our senior housing investments creates credit risk. If any of our tenants becomes unable or unwilling to satisfy their obligations to us, our financial condition and results of operations could be weakened.

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

We have leveraged our assets through a variety of borrowings. Our investment guidelines do not limit the amount of leverage we may incur. The return we are able to earn on our investments and cash available for distribution to our stockholders may be significantly reduced due to changes in market conditions, which may cause the cost of our financing to increase relative to the income that can be derived from our assets. See “-We have not established a minimum distribution payment level, and we cannot assure you of our ability to maintain our current distribution payment level or to pay any distributions in the future.”

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

We may not be able to fund all future capital needs from cash retained from operations. If we are unable to generate enough cash flow, we may need to rely on external sources of capital (including debt and equity financing) to fulfill our capital requirements. If we cannot access these external sources of capital, we may not be able to make the investments needed to grow our business or to sustain distributions to shareholders at current levels. Our ability to obtain financing or refinance existing debt depends upon a number of factors, some of which we have little or no control over, including but not limited to:

•	general availability of credit and market conditions, including rising interest rates and increasing borrowing costs;

•	the market price of the shares of our equity securities;

•	the market’s perception of our growth potential, compliance with applicable laws and our current and potential future earnings and cash distributions;

•	our degree of financial leverage and operational flexibility;

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

Any limitation on our access to financing as a result of these or other factors could impede our ability to grow and have a material adverse impact on our ability to fund operations, refinance our debt obligations, fund distributions to our shareholders, acquire properties and undertake development activities. See “-We have not established a minimum distribution payment level, and we cannot assure you of our ability to maintain our current distribution payment level or to pay any distributions in the future.”

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

The healthcare industry is also highly competitive, and our operators may encounter increased competition for residents and patients, including with respect to the scope and quality of care and services provided, reputation and financial condition, physical appearance of the properties, price and location. The operations of our RIDEA AL/MC properties and our IL properties depend on the competitiveness and financial viability of the properties. If our managers are unable to successfully compete with other operators and managers by maintaining profitable occupancy and rate levels, their ability to generate income for us may be materially adversely affected. The operations of our triple net lease tenants also depend upon their ability to successfully compete with other operators. If our tenants are unable to successfully compete, their ability to fulfill their obligations to us, including the ability to make rent payments to us, may be materially adversely affected. Future changes in government regulation may adversely affect the healthcare industry, including our senior housing properties and healthcare operations, property managers and tenants, and our property managers and tenants may not achieve and maintain occupancy and rate levels that will enable them to satisfy their obligations to us. Any adverse changes in the regulation of the healthcare industry or the competitiveness of our property managers and tenants could have a more pronounced effect on us than if we had investments outside the senior housing and healthcare industries.

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

Licensing, Medicare and Medicaid and other laws may also require some or all of our operators to comply with extensive standards governing their operations and such operations are subject to routine inspections. In addition, certain laws prohibit fraud by senior housing operators and other healthcare communities, including civil and criminal laws that prohibit false claims in Medicare, Medicaid and other programs that regulate patient referrals. In recent years, the federal and state governments have devoted increasing resources to monitoring the quality of care at senior housing communities and to anti-fraud investigations in healthcare operations generally. When violations of applicable laws are identified, federal or state authorities may impose civil monetary damages, treble damages, repayment requirements and criminal sanctions. In addition to these penalties, violation of any of these laws may subject our operators to exclusion from participation in any federal or state healthcare program. For example, if an operator is subject to a criminal conviction relating to the delivery of goods or services under the Medicare or Medicaid programs, the operator would be excluded from participation in those programs for five years. These fraud and abuse laws and regulations are complex, and we and our operators do not always have the benefit of significant regulatory or judicial interpretation of these laws and regulations. While we do not believe our operators are in violation of these prohibitions, we cannot assure you that governmental officials charged with the responsibility of enforcing the provisions of these prohibitions will not assert that an operator is in violation of such laws and regulations. Violations of law often result in significant media attention. Healthcare communities may also be subject to license revocation or conditional licensure and exclusion from or conditional Medicare or Medicaid participation. When quality of care deficiencies or improper billing are alleged or identified, various laws, including laws prohibiting patient abuse and neglect, may authorize civil money penalties or fines; the suspension, modification or revocation of a license (which could result in the suspension of operations) or Medicare or Medicaid participation; the suspension or denial of admissions of residents; the removal of residents from properties; the denial of payments in full or in part; the implementation of state oversight, temporary management or receivership; and the imposition of criminal penalties. We, our property managers and our tenants have received inquiries and requests from various government agencies and we have in the past and may in the future receive notices of potential sanctions, and governmental authorities may impose such sanctions from time to time on our properties based on allegations of violations or alleged or actual failures to cure identified deficiencies. If imposed, such sanctions may adversely affect the profitability of managed properties, the ability to maintain managed properties (including properties unrelated to the property in question) in a given state, our ability to continue to engage certain managers and our tenants’ ability to pay rents to us (and any such nonpayment could potentially affect our ability to meet future monetary obligations or could trigger an event of default under our financing arrangements). Any such claims could also result in material civil litigation. Federal and state requirements for change in control of healthcare communities, including, as applicable, approvals of the proposed operator for licensure, certificate of need (“CON”), Medicare and Medicaid participation, and the terms of our debt may also limit or delay our ability to find substitute tenants or property managers. If any of our property managers or tenants becomes unable to operate our properties, or if any of our tenants becomes unable to pay its rent because they have violated government regulations or payment laws, we may experience difficulty in finding a substitute tenant or property manager or selling the affected property for a fair and commercially reasonable price, and the value of an affected property may decline materially.

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

In the future, we might construct one or more new properties. Any failure by us or our property managers to obtain the required license, certification, compliance programs, contracts, governmental permits and authorizations, or to obtain financing on favorable terms, may impede our ability to earn revenues on the relevant properties. Additionally, we may have to wait years for significant cash returns on newly developed properties. Furthermore, if our financial projections with respect to a new property are inaccurate due to increases in capital costs or other factors, the property may fail to perform as we expected in analyzing our investment. State and local laws also may regulate the expansion, including the addition of new beds or services or acquisition of medical equipment, and the construction or renovation of healthcare properties, by requiring a CON or other similar approval from a state agency. Any compliance issues could also make it more difficult to obtain or maintain required licenses and registrations.

RISKS RELATED TO OUR MANAGER

We are dependent on our Manager and may not find a suitable replacement if our Manager terminates the Management Agreement, and the inability of our Manager to retain or obtain key personnel could delay or hinder implementation of our investment strategies, which could impair our ability to make distributions and could reduce the value of your investment.

None of our officers or other individuals who perform services for us is an employee of New Senior. Instead, these individuals are employees of our Manager, or our operators. We are completely reliant on our Manager, which has significant discretion as to the implementation of our operating policies and strategies, and our operators to conduct our business. We are subject to the risk that our Manager will terminate the Management Agreement and that we will not be able to find a suitable replacement for our Manager in a timely manner, at a reasonable cost or at all.

We believe that our future success depends, in large part, upon our Manager’s ability to hire and retain highly skilled personnel. Competition for highly skilled personnel is intense, and our Manager may be unsuccessful in attracting and retaining such skilled personnel. If we lose or are unable to obtain the services of highly skilled personnel, our ability to implement our investment strategies could be delayed or hindered and this could materially adversely affect our business, results of operations, financial condition and ability to make distributions to our stockholders. See “-We have not established a minimum distribution payment level, and we cannot assure you of our ability to maintain our current distribution payment level or to pay any distributions in the future.” Furthermore, we are dependent on the services of certain key employees of our Manager whose compensation may be partially or entirely dependent upon the amount of incentive or management compensation earned by our Manager and whose continued service is not guaranteed, and the loss of such services could adversely affect our operations.

On February 14, 2017, Fortress announced that it had entered into the Merger Agreement with SB Foundation Holdings LP, a Cayman Islands exempted limited partnership (“Parent”) and an affiliate of SoftBank, and Foundation Acquisition LLC, a Delaware limited liability company and wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will merge with and into Fortress, with Fortress surviving as a wholly owned subsidiary of Parent. While Fortress’s senior investment professionals are expected to remain in place, including those individuals who perform services for us, there can be no assurance that the Merger will not have an impact on us or our relationship with the Manager.

There are conflicts of interest in our relationship with our Manager.

Our Management Agreement with our Manager was not negotiated between unaffiliated parties, and its terms, including fees payable, although approved by the independent directors of Drive Shack as fair, may not be as favorable to us as if they had been negotiated with an unaffiliated third party.

There are conflicts of interest inherent in our relationship with our Manager insofar as our Manager and its affiliates-including investment funds, private investment funds, or businesses managed by our Manager-invest in senior housing properties and whose investment objectives overlap with our investment objectives. Certain investments appropriate for us may also be appropriate for one or more of these other investment vehicles. Certain members of our board of directors and employees of our Manager who are our officers also serve as officers and/or directors of Fortress and these other entities. Although we have the same Manager, we may compete with entities affiliated with our Manager or Fortress for certain target assets. Fortress has raised two funds primarily focused on investing in senior housing properties. The first, raised in 2006 with $650 million in commitments at closing had its final liquidation in December 2014. The second, also raised in 2006, had $1.6 billion in capital commitments as of December 31, 2016 and is in the process of selling its investments, including its investments in Holiday. Certain of Fortress’s other funds also hold significant investments in senior housing. All of these funds are outside their respective investment periods, although one of these funds has approximately $120 million in unfunded commitments, which may be drawn for follow-on investments. Fortress funds generally have a fee structure similar to ours, but the fees actually paid will vary depending on the size, terms and performance of each fund. From time to time, affiliates of Fortress focus on investments in assets with a similar profile as our target assets that we may seek to acquire. These affiliates may have meaningful purchasing capacity, which may change over time depending upon a variety of factors, including, but not limited to, available equity capital and debt financing, market conditions and cash on hand. Fortress had approximately $70.0 billion of assets under management as of December 31, 2016. In addition, with respect to funds in the process of selling investments, our Manager may be incentivized to regard the sale of such assets to New Senior positively, particularly if a sale to an unrelated third party would result in a loss of fees to our Manager.

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

Our investment strategy may evolve in light of existing market conditions and investment opportunities, and this evolution may involve additional risks depending upon the nature of the assets in which we invest and our ability to finance such assets on a short- or long-term basis. Investment opportunities that present unattractive risk-return profiles relative to other available investment opportunities under particular market conditions may become relatively attractive under changed market conditions, and changes in market conditions may therefore result in changes in the investments we target. Decisions to make investments in new asset categories present risks that may be difficult for us to adequately assess and could therefore impair our ability to make distributions to our shareholders or have adverse effects on our liquidity or financial condition. See “-We have not established a minimum distribution payment level, and we cannot assure you of our ability to maintain our current distribution payment level or to pay any distributions in the future.” A change in our investment strategy may also increase our exposure to interest rate, real estate market or credit market fluctuations. In addition, a change in our investment strategy may increase the guarantee obligations we agree to incur or increase the number of transactions we enter into with affiliates. Our failure to accurately assess the risks inherent in new asset categories or the financing risks associated with such assets could adversely affect our results of operations and our financial condition.

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

We are dependent on our Manager and its affiliates to manage our operations and acquire and manage our investments. Under the direction of our board of directors, and subject to our investment guidelines, our Manager makes all decisions with respect to the management of our company. To conduct its operations, our Manager depends upon the fees and other compensation that it receives from us in connection with managing our company and from other entities and investors with respect to investment management services it provides. Any adverse changes in the financial condition of our Manager or its affiliates, or our relationship with our Manager, could hinder our Manager’s ability to successfully manage our operations, which would materially adversely affect our business, results of operations, financial condition and ability to make distributions to our stockholders. See “-We have not established a minimum distribution payment level, and we cannot assure you of our ability to maintain our current distribution payment level or to pay any distributions in the future.” For example, adverse changes in the financial condition of our Manager could limit its ability to attract key personnel.

RISKS RELATED TO OUR TAXATION AS A REIT

Our failure to qualify as a REIT would result in higher taxes and reduced cash available for distribution to our stockholders. Drive Shack’s failure to qualify as a REIT could cause us to lose our REIT status.

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

If Drive Shack failed to qualify as a REIT for a taxable year ending on or before December 31, 2015, the rule against re-electing REIT status following a loss of such status would also apply to us if we were treated as a successor to Drive Shack for U.S. federal income tax purposes. Although Drive Shack has provided (i) a representation in the Separation and Distribution Agreement that it had no knowledge of any fact or circumstance that would cause us to fail to qualify as a REIT and (ii) a covenant in the Separation and Distribution Agreement to use its reasonable best efforts to maintain its REIT status for each of Drive Shack’s taxable years ending on or before 2015 (unless Drive Shack obtains an opinion from a nationally recognized tax counsel or a private letter ruling from the IRS to the effect that Drive Shack’s failure to maintain its REIT status will not cause us to fail to qualify as a REIT under the successor REIT rule referred to above), no assurance can be given that such representation and covenant would prevent us from failing to qualify as a REIT. Although, in the event of a breach, we may be able to seek damages from Drive Shack, there can be no assurance that such damages, if any, would appropriately compensate us. In addition, if Drive Shack were to fail to qualify as a REIT despite its reasonable best efforts, we would have no claim against Drive Shack.

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

We have not established a minimum distribution payment level, and we cannot assure you of our ability to maintain our current distribution payment level or to pay any distributions in the future.

Our board of directors is reviewing our dividend policy and has not established a minimum distribution payment level. Our cash flows from operating activities, less capital expenditures and principal payments on our debt (which are scheduled to increase meaningfully in May 2017), have been, and continue to be, less than the amount of distributions to our shareholders. We have funded the shortfall using cash on hand, and our board of directors may determine that it is not prudent to continue to do so. Any such decision would result in a reduction to our current distribution payment level.

Any decision by our board of directors to declare a distribution is based upon a number of factors, including our results of operations, financial condition and liquidity projections, restrictions under Delaware law or any applicable debt covenants, our taxable income, the annual distribution requirements under the REIT provisions of the Code, and other factors our board of directors deems relevant. Cash available for distributions could be affected negatively if we sell assets that generate cash flow and do not concurrently reinvest in assets with at least the same cash yield, as well as other factors described under Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” and Item 7A., “Quantitative and Qualitative Disclosures About Market Risk.” Our board of directors takes these and other factors into account as part of any decision to pay a dividend, and the timing and amount of any future dividend is subject to change at the discretion of our board of directors.

Furthermore, while we are required to make distributions in order to maintain our REIT status (as described above under “-Risks Related to our Taxation as a REIT-We may be unable to generate sufficient revenue from operations to pay our operating expenses and to pay distributions to our stockholders”), we may elect not to maintain our REIT status, in which case we would no longer be required to make such distributions. Moreover, even if we do elect to maintain our REIT status, we may elect to comply with the applicable requirements by, after completing various procedural steps, distributing, under certain circumstances, a portion of the required amount in the form of shares of our common stock in lieu of cash. If we elect not to maintain our REIT status or to satisfy any required distributions in shares of common stock in lieu of cash, such action could negatively affect our business and financial condition as well as the price of our common stock. No assurance can be given that we will pay any dividends on shares of our common stock in the future.

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
On December 30, 2016, John Cumming, a purported stockholder of the Company, filed a purported derivative complaint in the Delaware Court of Chancery against Wesley R. Edens, Susan Givens, Virgis W. Colbert, Michael D. Malone, Stuart A. McFarland, Cassia van der Hoof Holstein, FIG LLC (“FIG”), Fortress Operating Entity I LP (“FOE I”), FIG Corporation (“FIG Corp.”), Holiday Acquisition Holdings LLC (“Holiday”), Fortress Investment Group LLC (“Fortress”), and nominal defendant New Senior Investment Group, Inc. (the “Complaint”). The action is captioned Cumming v. Edens, et al, C.A. No. 13007-VCS. The Complaint alleges that the defendants caused the Company to acquire a portfolio of senior-living properties from Holiday Retirement in violation of their fiduciary duties. Specifically, the Complaint alleges that the Company's board of directors and Fortress breached their fiduciary duties of care and loyalty; that defendant Susan Givens breached her fiduciary duties of care and loyalty in her capacity as an officer of the Company; and that defendants Fortress, Holiday, FIG, FOE I, and FIG Corp. aided and abetted these breaches. The lawsuit seeks declaratory relief, equitable relief and damages. The defendants intend to move to dismiss the Complaint.
ITEM 4. MINE SAFETY DISCLOSURES
None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PERFORMANCE GRAPH

The following graph compares the cumulative total return for our shares (stock price change plus reinvested dividends) with the comparable return of three indices: S&P 500 Index, MSCI US REIT Index and SNL US REIT Healthcare Index. The graph assumes an investment of $100 in the Company's shares and in each of the indices on November 7, 2014, and that all dividends were reinvested. The past performance of our shares is not an indication of future performance.

	Period Ending
Index	11/07/14	12/31/14	06/30/15	12/31/15	06/30/16	12/31/16
New Senior Investment Group Inc.	100.00	86.42	72.44	54.93	62.65	60.17
S&P 500 Index	100.00	101.64	102.90	103.05	107.00	115.38
MSCI US REIT Index	100.00	104.12	97.67	106.74	121.21	115.92
SNL US REIT Healthcare Index	100.00	104.84	92.69	97.21	113.13	104.43

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

2016	High	Low	Last Sale	Distributions Declared
First Quarter	$10.51	$8.27	$10.30	$0.26
Second Quarter	11.55	9.85	10.68	0.26
Third Quarter	12.52	10.90	11.54	0.26
Fourth Quarter	11.31	9.06	9.79	0.26
2015
First Quarter	$17.65	$16.25	$16.63	$—
Second Quarter	16.72	13.24	13.37	0.49
Third Quarter	13.75	9.95	10.46	—
Fourth Quarter	11.53	8.68	9.86	0.26

We have not established a minimum distribution payment level, and we cannot assure you of our ability to pay distributions in the future. Our board of directors is reviewing our dividend policy and has not established a minimum distribution payment level. Our cash flows from operating activities, less capital expenditures and principal payments (which are scheduled to increase meaningfully in May 2017), have been, and continue to be, less than the amount of distributions to our shareholders. We have funded the shortfall using cash on hand and, our board of directors may determine that it is not prudent to continue to do so. Any such decision would result in a reduction to our current distribution payment level. See Part I, Item IA. “Risk Factors-We have not established a minimum distribution payment level, and we cannot assure you of our ability to maintain our current distribution payment level or to pay any distributions in the future.”

On December 31, 2016, the closing sale price for our common stock, as reported on the NYSE, was $9.79. As of December 31, 2016, there were approximately 35 record holders of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

Share Repurchases

On December 17, 2015, our board of directors authorized us to commence a modified “Dutch auction” self-tender offer (“Tender Offer”) to repurchase up to $30.0 million in cash of shares of our common stock. On January 19, 2016, the Tender Offer expired, and we subsequently incurred approximately $30.9 million, including transaction costs, to repurchase 3.3 million shares of our common stock. See Note 13 to the consolidated financial statements for further information related to the Tender Offer.

Set forth below is information regarding our stock repurchases during the year ended December 31, 2016:

Period	Total Number of Shares (or Units) Purchased (#)	Average Price Paid per Share (or Unit) ($)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (#)	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs ($)
First Quarter	3,333,333	$9.00	3,333,333	$—
Second Quarter	—	—	—	—
Third Quarter	—	—	—	—
Fourth Quarter	—	—	—	—
Total stock repurchases	3,333,333	$9.00	3,333,333	$—

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

The following table summarizes the total number of outstanding securities in the Plan and the number of securities remaining for future issuance, as well as the weighted average strike price of all outstanding securities as of December 31, 2016.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (A)	Weighted Average Strike Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under the Plan (B)
Equity compensation plans approved by security holders:
Nonqualified stock option and incentive award plan	2,036,409	$12.80	27,949,192
Total approved	2,036,409	$12.80	27,949,192

(A)
The number of securities to be issued upon exercise of outstanding options does not include 5,241,945 options (net of expired and exercised options) that were converted into New Senior options at the spin-off. The options in the table include 5,000 options granted to a non-employee director in 2016, 2,011,409 options granted to the Manager in connection with the public equity offering in June 2015 and 20,000 options granted to non-employee directors in 2014. See Note 13 to the consolidated financial statements for additional information.

(B)
No awards shall be granted on or after November 6, 2024 (but awards granted may be exercised beyond this date). The number of securities remaining available for future issuance is net of an aggregate of 14,399 shares of our common stock issued to directors as compensation.

Equity Compensation Plans Not Approved by Security Holders

None.

ITEM 6. SELECTED FINANCIAL DATA

Our initial acquisition of senior care facilities on July 18, 2012 was accounted for as a business combination which gave rise to a new basis of accounting. Activities prior to and including July 17, 2012 are referred to as the “Predecessor” period and are prepared on a combined basis. Activities on and after July 18, 2012 are referred to as the “Successor” period and are prepared on a consolidated basis. The financial data as of and for the years ended December 31, 2016, 2015 and 2014 has been derived from our audited financial statements for those dates included elsewhere in this Form 10-K. The financial data for the year ended December 31, 2013, the period from July 18, 2012 to December 31, 2012 and the period from January 1, 2012 to July 17, 2012 has been derived from our audited financial statements that are not included in this Form 10-K. The financial data as of December 31, 2012 has been derived from our historical consolidated and combined financial statements that are not included in this Form 10-K. The selected financial data provided below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated and combined financial statements and related notes.

We applied acquisition accounting as of July 18, 2012 in connection with the acquisition of the initial portfolio of senior housing properties by Drive Shack. As a result, the financial data for the Successor periods is not comparable to that of our Predecessor.

Operating results for the periods presented are not necessarily indicative of the results that may be expected for any future period. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

Operating Data

	Successor					Predecessor
	Year Ended December 31,				Period from July 18, 2012 to December 31, 2012	Period from January 1, 2012 to July 17, 2012
(dollars in thousands, except share data)	2016	2015	2014	2013
Revenues
Resident fees and services	$359,472	$277,324	$156,993	$83,218	$18,000	$19,680
Rental revenue	112,966	111,154	97,992	1,918	—	—
Total revenues	472,438	388,478	254,985	85,136	18,000	19,680
Expenses
Property operating expense	243,027	189,543	112,242	59,726	13,011	13,778
Depreciation and amortization	184,546	160,318	103,279	26,933	5,784	1,203
Interest expense	91,780	75,021	57,026	10,589	1,767	2,534
Acquisition, transaction, and integration expense	3,942	13,444	14,295	13,294	6,037	—
Management fees and incentive compensation to affiliate	18,143	14,279	8,470	1,796	464	—
General and administrative expense	15,194	15,233	7,416	2,188	274	20
Loss on extinguishment of debt	245	5,091	—	—	—	—
Other expense (income)	727	1,629	(1,500)	—	—	—
Total expenses	557,604	474,558	301,228	114,526	27,337	17,535
Gain on sale of real estate	13,356	—	—	—	—	—
(Loss) Income Before Income Taxes	(71,810)	(86,080)	(46,243)	(29,390)	(9,337)	2,145
Income tax expense (benefit)	439	(3,655)	160	656	150	—
Net (Loss) Income	$(72,249)	$(82,425)	$(46,403)	$(30,046)	$(9,487)	$2,145

(Loss) income per share of common stock, basis and diluted	$(0.88)	$(1.08)	$(0.70)	$(0.45)	$(0.14)	$0.03

Weighted average number of shares of common stock outstanding, basic and diluted	82,357,349	76,601,161	66,400,914	66,399,857	66,399,857	66,399,857

Dividends declared per share of common stock	$1.04	$0.75	$0.23	$—	$—	$—

Cash Flow Data

	Successor					Predecessor
	Year Ended December 31,				Period from July 18, 2012 to December 31, 2012	Period from January 1, 2012 to July 17, 2012
(dollars in thousands)	2016	2015	2014	2013
Net cash provided by (used in):
Operating activities	$99,299	$69,502	$46,611	$42,532	$(1,486)	$3,076
Investing activities	(279)	(1,277,278)	(331,858)	(1,253,174)	(44,411)	(251)
Financing activities	(157,853)	1,098,280	481,231	1,231,315	55,617	(2,955)

Balance Sheet Data

	December 31,
(dollars in thousands)	2016	2015	2014	2013	2012
Total assets	$2,821,728	$3,017,459	$1,966,159	$1,507,616	$194,080
Total mortgage notes payable, net	2,130,387	2,151,317	1,223,224	1,035,193	118,275
Total liabilities	2,242,833	2,250,134	1,317,623	1,099,781	124,376
Total equity	578,895	767,325	648,536	407,835	69,704

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand the results of operations and financial condition of New Senior. The following should be read in conjunction with the unaudited consolidated financial statements and notes thereto included within this Annual Report on Form 10-K. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those included in Part I, Item 1A “Risk Factors.”

OVERVIEW

Our Business

We are a REIT primarily focused on investing in private pay senior housing properties. As of December 31, 2016, we owned a diversified portfolio of 152 primarily private pay senior housing properties located across 37 states. We are listed on the NYSE under the symbol “SNR” and are headquartered in New York, New York.

We conduct our business through two reportable segments: Managed Properties and Triple Net Lease Properties. See our consolidated financial statements and the related notes included in Part II, Item 8.

We are externally managed and advised by an affiliate of Fortress (the “Manager”) on various aspects of our business and our operations, subject to the supervision of our board of directors. For its services, the Manager is entitled to an annual management fee and is eligible for incentive compensation upon the satisfaction of certain performance thresholds, both as defined in, and in accordance with the terms of, the Management Agreement.

Acquisitions

For a discussion of acquisitions, see Part I, Item 1 - “Business—Acquired Properties.”

MARKET CONSIDERATIONS

Senior housing is a $300 billion market, and ownership of senior housing assets is highly fragmented. Given these industry fundamentals and compelling demographics that are expected to drive increased demand for senior housing, we believe the senior housing industry presents attractive investment opportunities.

However, increased competition from other buyers of senior housing assets, as well as liquidity constraints and other factors, could impair our ability to source attractive investment opportunities. New construction, as well as increased availability and popularity of home health care or other alternatives to senior housing, could impair the value of our existing portfolio by hampering occupancy and rate growth, along with increasing operating expenses. However, NIC is projecting senior housing occupancy to be stable in 2017.

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

RESULTS OF OPERATIONS

Comparability of Information

Prior to November 7, 2014 we did not operate as a separate, standalone entity, and our results of operations were prepared on a spin-off basis from the consolidated financial statements and accounting records of Drive Shack and reflected Drive Shack’s basis in the acquired properties. Management believes that the assumptions and methods of allocation used in our results of operations are reasonable.

Segment Overview

We evaluate our business operations and allocate resources based on two segments: (i) Managed Properties and (ii) Triple Net Lease Properties. Under our Managed Properties segment, we own 94 properties under property management agreements with the Property Managers. Under our Triple Net Lease Properties segment, we lease 58 of our properties under four triple net master leases.

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

Our Managed Properties segment is comprised of primarily independent living and assisted living senior housing properties that are operated by property managers to whom we pay a management fee. Our Triple Net Lease Properties segment comprises senior housing properties leased on a long-term basis, and our tenants are typically responsible for bearing property-related expenses including maintenance, utilities, taxes, insurance, repairs, capital improvements and the payroll expense of property-level employees. Interest expense, depreciation and amortization, general and administrative expense, acquisition, transaction and integration expense, management fees and incentive compensation to affiliate, income tax expense (benefit), gain on sale of real estate and other expense (income) are not allocated to individual segments for purposes of assessing segment performance. Because of such differences in our exposure to property operating results, each segment requires a different type of management focus. As such, these segments are managed separately. In deciding how to allocate resources and assess performance, our chief operating decision maker regularly evaluates the performance of our reportable segments on the basis of NOI.

Year ended December 31, 2016 compared to the year ended December 31, 2015

The following table sets forth our historical results of operations derived from our audited consolidated financial statements included in Part II, Item 8.

	Year Ended December 31,		Increase (Decrease)
(dollars in thousands)	2016	2015	Amount	Percentage
Revenues
Resident fees and services	$359,472	$277,324	$82,148	29.6%
Rental revenue	112,966	111,154	1,812	1.6%
Total revenues	472,438	388,478	83,960	21.6%
Expenses
Property operating expense	243,027	189,543	53,484	28.2%
Depreciation and amortization	184,546	160,318	24,228	15.1%
Interest expense	91,780	75,021	16,759	22.3%
Acquisition, transaction and integration expense	3,942	13,444	(9,502)	(70.7)%
Management fees and incentive compensation to affiliate	18,143	14,279	3,864	27.1%
General and administrative expense	15,194	15,233	(39)	(0.3)%
Loss on extinguishment of debt	245	5,091	(4,846)	(95.2)%
Other expense	727	1,629	(902)	(55.4)%
Total expenses	557,604	474,558	83,046	17.5%
Gain on sale of real estate	13,356	—	13,356	NM
Loss before income taxes	(71,810)	(86,080)	14,270	16.6%
Income tax expense (benefit)	439	(3,655)	4,094	NM
Net loss	$(72,249)	$(82,425)	$10,176	12.3%
_______________
NM – Not meaningful

The following table provides a comparison of the results of operations of our segments:

	Year Ended December 31,		Increase (Decrease)
(dollars in thousands)	2016	2015	Amount	Percentage
Managed Properties
Resident fees and services	$359,472	$277,324	$82,148	29.6%
Property operating expense	243,027	189,543	53,484	28.2%
Segment NOI for Managed Properties	116,445	87,781	28,664	32.7%

Triple Net Lease Properties
Rental revenue	112,966	111,154	1,812	1.6%
Segment NOI for Triple Net Lease Properties	$112,966	$111,154	$1,812	1.6%

The following table provides a reconciliation of our segment NOI to net loss, and compares the results of operations for the respective periods:

	Year Ended December 31,		Increase (Decrease)
(dollars in thousands)	2016	2015	Amount	Percentage
Total revenue	$472,438	$388,478	$83,960	21.6%

Segment NOI for Managed Properties	116,445	87,781	28,664	32.7%
Segment NOI for Triple Net Lease Properties	112,966	111,154	1,812	1.6%
Total Segment NOI	229,411	198,935	30,476	15.3%
Expenses
Depreciation and amortization	184,546	160,318	24,228	15.1%
Interest expense	91,780	75,021	16,759	22.3%
Acquisition, transaction and integration expense	3,942	13,444	(9,502)	(70.7)%
Management fees and incentive compensation to affiliate	18,143	14,279	3,864	27.1%
General and administrative expense	15,194	15,233	(39)	(0.3)%
Loss on extinguishment of debt	245	5,091	(4,846)	(95.2)%
Other expense	727	1,629	(902)	(55.4)%
Total expenses	314,577	285,015	29,562	10.4%
Gain on sale of real estate	13,356	—	13,356	NM
Loss before income taxes	(71,810)	(86,080)	14,270	16.6%
Income tax expense (benefit)	439	(3,655)	4,094	NM
Net loss	$(72,249)	$(82,425)	$10,176	12.3%
_______________
NM – Not meaningful

Managed Properties

We had 94 properties under the Managed Properties segment as of December 31, 2016. We accounted for each acquisition under the acquisition method, whereby all assets acquired and liabilities assumed are recognized at their acquisition-date fair value with acquisition-related costs being expensed as incurred. The results of operations from the acquisitions are reflected in our consolidated financial statements from the date of the respective acquisition.

	As of and for the year ended December 31,
	2016	2015
Total properties	94	96
Total beds	11,440	11,544
Average occupancy rate	88.0%	86.6%

Same store information, as used herein, is defined as information for 39 properties owned for the entirety of the comparable periods, which excludes properties classified as held for sale as of December 31, 2016. The following table presents same store segment NOI, segment NOI for non-same store properties and total segment NOI:

	Year Ended December 31,		Increase (Decrease)
(dollars in thousands)	2016	2015	Amount	Percentage
Resident fees and services	$170,668	$169,393	$1,275	0.8%
Property operating expense	126,656	122,698	3,958	3.2%
Same Store Segment NOI	44,012	46,695	(2,683)	(5.7)%
Segment NOI for non-same store properties	72,433	41,086	31,347	76.3%
Total Segment NOI	$116,445	$87,781	$28,664	32.7%

Resident fees and services

Resident fees and services primarily represent residents’ monthly rental and care fees. Revenue from resident fees and services increased by $82.1 million to $359.5 million for the year ended 2016 from $277.3 million for the year ended 2015. For the year ended 2016, resident fees and services include revenues derived from 53 properties that were acquired during 2015. The total bed count was 11,440 as of December 31, 2016. Average occupancy rates increased to 88.0% from 86.6% for the years ended 2016 and 2015, respectively.

Same store resident fees and services increased by $1.3 million to $170.7 million for the year ended 2016 from $169.4 million for the year ended 2015. This increase was primarily driven by an increase in average occupancy rates on a same store basis to 85.0% from 84.1% for the years ended 2016 and 2015, respectively. The increase was partially offset by higher incentives.

Property operating expense

Property operating expense increased by $53.5 million to $243.0 million for the year ended 2016 from $189.5 million for the year ended 2015. The increase was primarily due to higher labor, utilities, food, property tax (collectively an increase of approximately $40.0 million) and other costs as a result of the additional properties that were acquired during 2015.

Property operating expense includes property management fees and travel reimbursements paid to Property Managers of $20.8 million and $17.0 million for the years ended 2016 and 2015, respectively.

Same store property operating expense increased by $4.0 million to $126.7 million for the year ended 2016 from $122.7 million for the year ended 2015, primarily due to higher labor costs.

Segment NOI

Segment NOI increased by $28.7 million to $116.4 million for the year ended 2016 from $87.8 million for the year ended 2015, or as a percent of resident fees and services, was 32.4% and 31.7%, respectively. The increase in segment NOI primarily reflects the impact of the properties that were acquired during 2015.

Same store segment NOI decreased by $2.7 million to $44.0 million for the year ended 2016 from $46.7 million for the year ended 2015, primarily due to higher labor costs.

Triple Net Lease Properties

Rental revenue and segment NOI

Segment NOI was $113.0 million and $111.2 million for the years ended 2016 and 2015, respectively. The increase was due to the acquisition of a rental CCRC in the second quarter of 2015. As a percentage of rental revenue, segment NOI was 100% of revenue for each fiscal year as the lessee operates the property and bears the property-related expenses, including maintenance, utilities, taxes, insurance, repairs, capital improvements and the payroll expense of property-level employees.

Expenses
Depreciation and amortization

Depreciation and amortization expense increased by $24.2 million to $184.5 million for the year ended 2016 from $160.3 million for the year ended 2015. The increase primarily represents approximately $43.3 million related to properties that were acquired during 2015 and $4.7 million related to measurement period adjustments (as defined in Note 3 to the consolidated financial statements) that were made based on the final valuation of net assets acquired. These increases were offset by a decrease of $26.5 million which primarily relates to certain intangible assets becoming fully amortized.

Interest expense

Interest expense increased by $16.8 million to $91.8 million for the year ended 2016 from $75.0 million for the year ended 2015. The net increase in mortgage notes payable, related to the properties that were acquired during 2015, resulted in an increase in interest expense of approximately $17.6 million.

The weighted average effective interest rate for the years ended 2016 and 2015 was 4.15% and 4.20%, respectively.

Acquisition, transaction and integration expense

Acquisition, transaction and integration expense decreased by $9.5 million to $3.9 million for the year ended 2016 from $13.4 million for the year ended 2015. The decrease primarily reflects a decrease in acquisition-related costs of approximately $11.6 million due to no acquisitions being made during 2016, partially offset by an early termination fee of $1.8 million paid to Blue Harbor, pursuant to the Property Management Agreement, in connection with the sale of two properties in 2016.

Management fees and incentive compensation to affiliate

Management fees and incentive compensation to affiliate expense increased by $3.9 million to $18.1 million for the year ended 2016 from $14.3 million for the year ended 2015. The increase is primarily attributable to incentive compensation of approximately $2.7 million earned by the Manager during 2016 and the equity offering in June 2015, partially offset by our repurchase of 4.4 million shares of common stock in December 2015 and January 2016.

Pursuant to the management agreement with our Manager, we pay a base management fee equal to 1.5% per annum of our gross equity, which is generally the equity invested by Drive Shack as of the completion of the spin-off from Drive Shack, plus the aggregate offering price from stock offerings, less capital distributions (calculated without regard to depreciation and amortization) and repurchases of common stock. The Manager is also eligible to receive, on a quarterly basis, incentive compensation, to the extent that the performance threshold specified in the management agreement is satisfied.

General and administrative expense

General and administrative expense was $15.2 million for both the years ended 2016 and 2015, and primarily consists of the reimbursement to the Manager for costs incurred for tasks and other services performed by the Manager under the Management Agreement and other professional fees.

Loss on extinguishment of debt

In October 2016, we repaid $13.7 million of floating rate debt associated with our sale of two properties and recognized a loss on extinguishment of debt of $0.2 million.

Other expense

Other expense decreased by $0.9 million to $0.7 million for the year ended 2016 from $1.6 million for the year ended 2015. The decrease primarily reflects a higher fair value loss of approximately $0.8 million on our interest rate caps in 2015.

Income tax expense (benefit)

We are organized and conduct our operations to qualify as a REIT under the requirements of the Code. However, certain of our activities are conducted through our TRS and therefore are subject to federal and state income taxes. During the years ended 2016 and 2015, our TRS recorded approximately $0.4 million and $3.7 million in income tax expense and income tax benefit, respectively. Results of operations for 2015 include $2.2 million in out of period adjustments which primarily relate to a $2.2 million tax benefit recognized in the fourth quarter for deferred tax assets originating in our TRS which should have been recognized in prior years. We do not believe these out of period adjustments are material to our financial position or results of operations for any prior periods, nor to the year ended 2015.

Other

Gain on sale of real estate

In October 2016, the Company sold two AL/MC properties and recognized a gain on sale of $13.4 million.

Year ended December 31, 2015 compared to the year ended December 31, 2014

The following table sets forth our historical results of operations derived from our audited consolidated financial statements included in Part II, Item 8.

	Year Ended December 31,		Increase (Decrease)
(dollars in thousands)	2015	2014	Amount	Percentage
Revenues
Resident fees and services	$277,324	$156,993	$120,331	76.6%
Rental revenue	111,154	97,992	13,162	13.4%
Total revenues	388,478	254,985	133,493	52.4%
Expenses
Property operating expense	189,543	112,242	77,301	68.9%
Depreciation and amortization	160,318	103,279	57,039	55.2%
Interest expense	75,021	57,026	17,995	31.6%
Acquisition, transaction and integration expense	13,444	14,295	(851)	(6.0)%
Management fees and incentive compensation to affiliate	14,279	8,470	5,809	68.6%
General and administrative expense	15,233	7,416	7,817	105.4%
Loss on extinguishment of debt	5,091	—	5,091	NM
Other expense (income)	1,629	(1,500)	3,129	NM
Total expenses	474,558	301,228	173,330	57.5%
Loss before income taxes	(86,080)	(46,243)	(39,837)	(86.1)%
Income tax (benefit) expense	(3,655)	160	(3,815)	NM
Net loss	$(82,425)	$(46,403)	$(36,022)	(77.6)%
_______________
NM – Not meaningful

The following table provides a comparison of the results of operations of our segments:

	Year Ended December 31,		Increase (Decrease)
(dollars in thousands)	2015	2014	Amount	Percentage
Managed Properties
Resident fees and services	$277,324	$156,993	$120,331	76.6%
Property operating expense	189,543	112,242	77,301	68.9%
Segment NOI for Managed Properties	87,781	44,751	43,030	96.2%

Triple Net Lease Properties
Rental revenue	111,154	97,992	13,162	13.4%
Segment NOI for Triple Net Lease Properties	$111,154	$97,992	$13,162	13.4%

The following table provides a reconciliation of our segment NOI to net loss, and compares the results of operations for the respective periods:

	Year Ended December 31,		Increase (Decrease)
(dollars in thousands)	2015	2014	Amount	Percentage
Total revenue	$388,478	$254,985	$133,493	52.4%

Segment NOI for Managed Properties	87,781	44,751	43,030	96.2%
Segment NOI for Triple Net Lease Properties	111,154	97,992	13,162	13.4%
Total Segment NOI	198,935	142,743	56,192	39.4%
Expenses
Depreciation and amortization	160,318	103,279	57,039	55.2%
Interest expense	75,021	57,026	17,995	31.6%
Acquisition, transaction and integration expense	13,444	14,295	(851)	(6.0)%
Management fees and incentive compensation to affiliate	14,279	8,470	5,809	68.6%
General and administrative expense	15,233	7,416	7,817	105.4%
Loss on extinguishment of debt	5,091	—	5,091	NM
Other expense (income)	1,629	(1,500)	3,129	NM
Total expenses	285,015	188,986	96,029	50.8%
Loss before income taxes	(86,080)	(46,243)	(39,837)	(86.1)%
Income tax expense	(3,655)	160	(3,815)	NM
Net loss	$(82,425)	$(46,403)	$(36,022)	(77.6)%
_______________
NM – Not meaningful

Managed Properties

We had 96 properties under the Managed Properties segment as of December 31, 2015. We accounted for each acquisition under the acquisition method, whereby all assets acquired and liabilities assumed are recognized at their acquisition-date fair value with acquisition-related costs being expensed as incurred. The results of operations from the acquisitions are reflected in our consolidated financial statements from the date of the respective acquisition.

	As of and for the year ended December 31,
	2015	2014
Total properties	96	43
Total beds	11,544	5,362
Average occupancy rate	86.6%	83.5%

Resident fees and services

Resident fees and services primarily represent residents’ monthly rental and care fees. Revenue from resident fees and services increased by $120.3 million to $277.3 million for the year ended 2015 from $157.0 million for the year ended 2014. For the year ended 2015, resident fees and services include revenues derived from 53 properties that were acquired during 2015. The total bed count was 11,544 as of December 31, 2015. Average occupancy rates for the years ended 2015 and 2014 were 86.6% and 83.5%, respectively.

Property operating expense

Property operating expense increased by $77.3 million to $189.5 million for the year ended 2015 from $112.2 million for the year ended 2014. The increase was primarily due to increases in labor, property management fees, utilities, food and property taxes as a result of the properties that were acquired during 2015.

Property operating expense includes property management fees and travel reimbursements paid to Property Managers of $17.0 million and $9.7 million for the years ended 2015 and 2014, respectively.

Segment NOI

Segment NOI increased by $43.0 million to $87.8 million for the year ended 2015 from $44.8 million for the year ended 2014, or as a percent of resident fees and services, was 31.7% and 28.5%, respectively. The increase in segment NOI primarily reflects the impact of the properties that were acquired during 2015.

Triple Net Lease Properties

Rental revenue and segment NOI

Segment NOI was $111.2 million and $98.0 million for the years ended 2015 and 2014, respectively. The increase was due to the acquisitions of the LCS portfolio in the second quarter of 2014 and a rental CCRC in the second quarter of 2015. As a percentage of rental revenue, segment NOI was 100% of revenue for each fiscal year as the lessee operates the property and bears the property-related expenses, including maintenance, utilities, taxes, insurance, repairs, capital improvements and the payroll expense of property-level employees.

Expenses

Depreciation and amortization

Depreciation and amortization expense increased by $57.0 million to $160.3 million for the year ended 2015 from $103.3 million for the year ended 2014. The increase primarily reflects the impact of the properties that were acquired during 2015.

Interest expense

Interest expense increased by $18.0 million to $75.0 million for the year ended 2015 from $57.0 million for the year ended 2014. We incurred $1.2 billion in debt and repaid $320.1 million of mortgage notes payable during 2015. The net increase in mortgage notes payable, related to the properties that were acquired during 2015, resulted in increased interest expense.

The weighted average effective interest rate for the years ended 2015 and 2014 was 4.20% and 5.00%, respectively. The period-over-period decrease primarily relates to the refinancing of $297.0 million of mortgage loans at a lower interest rate in March 2015.

Acquisition, transaction and integration expense

Acquisition, transaction and integration expense decreased by $0.9 million to $13.4 million for the year ended 2015 from $14.3 million for the year ended 2014. The decrease primarily reflects a decrease in spin-off related costs, partially offset by an increase in acquisition-related costs. Acquisition, transaction and interest expense includes $9.3 million of spin-off related costs for the year ended 2014.

Management fees and incentive compensation to affiliate

Management fees and incentive compensation to affiliate expense increased by $5.8 million to $14.3 million for the year ended 2015 from $8.5 million for the year ended 2014. The increase is primarily attributable to the equity offering in June 2015.

Pursuant to the management agreement with our Manager, we pay a base management fee equal to 1.5% per annum of our gross equity, which is generally the equity invested by Drive Shack as of the completion of the spin-off from Drive Shack, plus the aggregate offering price from stock offerings, less capital distributions (calculated without regard to depreciation and amortization) and repurchases of common stock. The Manager is also eligible to receive, on a quarterly basis, incentive compensation, to the extent that the performance threshold specified in the management agreement is satisfied.

General and administrative expense

General and administrative expense increased by $7.8 million to $15.2 million for the year ended 2015 from $7.4 million for the year ended 2014. The increase was primarily driven by the reimbursement to the Manager for costs incurred for tasks and other services performed by the Manager under the Management Agreement, an increase in costs associated with becoming a standalone public company and an increase in franchise taxes due the the properties acquired during 2015.

Loss on extinguishment of debt

In March 2015, we refinanced mortgage loans of $297.0 million at a lower interest rate and recognized a loss on extinguishment of debt of $5.1 million.

Other expense (income)

Other expense was $1.6 million for the year ended 2015, which primarily reflects a fair value loss on our interest rate caps and restructuring costs related to the relocation of the Plano, Texas office. Other income was $1.5 million for the year ended 2014 which reflects a fair value adjustment to the contingent consideration attributable to a portfolio of senior housing facilities acquired in 2013.

Income tax (benefit) expense

We are organized and conduct our operations to qualify as a REIT under the requirements of the Code. However, certain of our activities are conducted through our TRS and therefore are subject to federal and state income taxes. During the years ended 2015 and 2014, our TRS recorded approximately $3.7 million and $0.2 million in income tax benefit and income tax expense, respectively. Results of operations for 2015 include $2.2 million in out of period adjustments which primarily relate to a $2.2 million tax benefit recognized in the fourth quarter for deferred tax assets originating in our TRS which should have been recognized in prior years. We do not believe these out of period adjustments are material to our financial position or results of operations for any prior periods, nor to the year ended 2015.

OUR PORTFOLIO
See Item 1, “Business - Our Portfolio” for a description of our senior housing portfolio.

TRANSACTIONS WITH AFFILIATES

Management Agreements

See Item 1, “Business - Management Agreements” and Note 11 to the consolidated financial statements for more information on the Management Agreement.

Property Management Agreements

We enter into long-term property management agreements for our managed properties. See Note 1 and Note 11 to the consolidated financial statements for information related to our property management agreements.

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity needs are to (i) fund operating expenses, (ii) meet debt service requirements, (iii) fund recurring capital expenditures and investment activities, if applicable, and (iv) make distributions to stockholders. As of December 31, 2016, we had approximately $58.0 million in liquidity, consisting of unrestricted cash and cash equivalents. A significant portion of this amount is held in operating accounts used to fund expenses at our managed properties.

Our principal sources of liquidity are (i) cash flows from operating activities, (ii) proceeds from acquisition financing in the form of mortgage debt, and, from time to time, (iii) proceeds from the issuance of equity securities and (iv) proceeds from dispositions of assets. Our cash flows from operating activities are primarily driven by (i) rental revenues and fees received from residents of our managed properties, and (ii) rental revenues from the tenants of our triple net lease properties, less (iii) operating expenses (primarily management fees and reimbursements to our Manager, property operating expense of our managed properties, professional fees, insurance and taxes) and (iv) interest payments on the mortgage notes payable. Our principal uses of liquidity are the expenses included in cash flows from operating activities, plus capital expenditures and principal payments on debt.

We anticipate that our cash on hand combined with our cash flows provided by operating activities will be sufficient to fund our business operations, recurring capital expenditures, principal payments, and the distributions we are required to make to comply with REIT requirements over the next twelve months. Our actual distributions to stockholders have historically been higher than the REIT distribution requirement.

Our cash flows from operating activities, less capital expenditures and principal payments (which are scheduled to increase meaningfully in May 2017), have been, and continue to be, less than the amount of distributions to our shareholders. We have funded the shortfall using cash on hand, and our board of directors may determine that it is not prudent to continue to do so. Any such decision would result in a reduction to our current distribution payment level. See Part I, Item IA. “Risk Factors-We have not established a minimum distribution payment level, and we cannot assure you of our ability to maintain our current distribution payment level or to pay any distributions in the future.”

The expectations set forth above are forward-looking and subject to a number of uncertainties and assumptions, which are described below under “Factors That Could Impact Our Liquidity, Capital Resources and Capital Obligations” as well as “Risk Factors.” If our expectations about our liquidity prove to be incorrect, we could be subject to a shortfall in liquidity in the future, and this shortfall may occur rapidly and with little or no notice, which would limit our ability to address the shortfall on a timely basis.

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

•
Compliance with Debt Obligations: Our financings subject us and our operators to a number of obligations, and a failure to satisfy certain obligations could give rise to a requirement to prepay outstanding debt or result in an event of default and the acceleration of the maturity date for repayment. We may also seek amendments to these debt covenants, and there can be no assurance that we will be able to obtain any such amendment on commercially reasonable terms, if at all.

Debt Obligations

Our mortgage notes payable contain various customary financial and other covenants, and in certain cases include a Debt Service Coverage Ratio, Project Yield or Minimum Net Worth and Liquid Assets provision, as defined in the agreements. As of December 31, 2016, we were in compliance with all of such covenants.

During 2016, we finalized an amendment to the Project Yield covenant in one financing secured by a leased portfolio. The amendment reduced the Project Yield threshold for the remaining term of the loan. In connection with this amendment, we escrowed $11.4 million with the lender.

As noted above, our principal payments are scheduled to increase meaningfully in May 2017. For the year ended December 31, 2016, principal payments were $16.2 million versus scheduled principal payments in 2017 of $28.0 million. See Note 8 to the consolidated financial statements for further information related to our mortgage notes as of December 31, 2016.

Capital Expenditures

For our Managed Properties segment, we anticipate that capital expenditures will be funded through operating cash flows from the Managed Properties. During the year ended December 31, 2016, we funded $17.2 million of capital expenditures.

With respect to our Triple Net Lease Properties segment, the terms of these arrangements typically require the tenants to fund all necessary capital expenditures in order to maintain and improve the applicable senior housing properties. To the extent that our tenants are unwilling or unable to fund these capital expenditure obligations under the existing lease arrangements, we may fund capital expenditures with additional borrowings or cash flow from the operations of these senior housing properties. We may also provide corresponding loans or advances to tenants which would increase the rent payable to us. For further information regarding capital expenditures related to our triple net lease properties, see “Contractual Obligations” below and Note 16 to the consolidated financial statements.

Cash Flows

The following table provides a summary of our cash flows:

	Year Ended December 31,
(dollars in thousands)	2016	2015	2014
Net cash provided by (used in)
Operating activities	$99,299	$69,502	$46,611
Investing activities	(279)	(1,277,278)	(331,858)
Financing activities	(157,853)	1,098,280	481,231
Net (Decrease) Increase in Cash and Cash Equivalents	(58,833)	(109,496)	195,984
Cash and Cash Equivalents, Beginning of Period	116,881	226,377	30,393
Cash and Cash Equivalents, End of Period	$58,048	$116,881	$226,377

Operating activities

Net cash provided by operating activities was $99.3 million, $69.5 million and $46.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The increase of $29.8 million from 2015 to 2016 was primarily driven by a net increase in operating cash flows generated by the properties that were acquired during 2015.

The increase of $22.9 million from 2014 to 2015 was primarily driven by a net increase in operating cash flows generated by the properties that were acquired after December 31, 2014.

Investing activities

Net cash used in investing activities was $0.3 million, $1.3 billion and $331.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The decrease of $1.3 billion from 2015 to 2016 was primarily due to no acquisitions closing in 2016, whereas during 2015, we acquired 54 properties for $1.3 billion.

The increase of $945.4 million from 2014 to 2015 was primarily driven by relatively larger acquisitions in 2015 compared to 2014. During 2015, we acquired 54 properties for $1.3 billion, whereas during 2014, we acquired 16 properties for $314.9 million.

Financing activities

Net cash used in financing activities was $157.9 million for the year ended December 31, 2016 and net cash provided by financing activities was $1.1 billion and $481.2 million for the years ended December 31, 2015 and 2014, respectively.

The decrease of $1.3 billion from 2015 to 2016 was primarily due to no acquisitions closing in 2016. During 2015, we financed the acquisition of 54 properties and refinanced debt with net proceeds of approximately $943.8 million from the issuance of mortgage debt and with net proceeds of approximately $266.5 million from the issuance of common stock. Additionally, during 2016, we repurchased 3.3 million shares of our common stock for approximately $30.9 million.

The increase of $617.0 million from 2014 to 2015 was primarily driven by relatively larger acquisitions in 2015 compared to 2014. The acquisitions were financed primarily by an increase in net proceeds of $1.1 billion from the issuance of mortgage debt and net proceeds of $266.5 million from the issuance of common stock. These increases were partially offset by repayments and principal payments of mortgage debt of $320.1 million, a decrease in net capital contributions of $302.2 million from Drive Shack prior to the spin-off and dividend payments of $70.3 million.

REIT Compliance Requirements

We are organized and conduct our operations to qualify as a REIT for U.S. federal income tax purposes. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, excluding net capital gains. We intend to pay dividends greater than all of our REIT taxable income to holders of our common stock in 2017, if, and to the extent, authorized by our board of directors. We note that a portion of this requirement may be able to be met in future years with stock dividends, rather than cash distributions, subject to limitations. We expect that our operating cash flows will exceed REIT taxable income due to depreciation and other non-cash deductions in computing REIT taxable income. However, before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our obligations. If we do not have sufficient liquid assets to enable us to satisfy the 90% distribution requirement, or if we decide to retain cash, we may sell assets, issue additional equity securities or borrow funds to make cash distributions, or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

The dividends paid to common stockholders in 2016 are considered return of capital and long-term capital gain for tax purposes.

Income Tax
We are organized and conduct our operations to qualify as a REIT under the requirements of the Code. Currently, certain of our activities are conducted through our TRS and therefore are subject to federal and state income taxes at regular corporate tax rates.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2016, we do not have any off-balance sheet arrangements. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, special purpose or variable interest entities established to facilitate off-balance sheet arrangements. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intend to provide additional funding to any such entities.

CONTRACTUAL OBLIGATIONS

As of December 31, 2016, we had the following material contractual obligations (dollars in thousands):

	2017 (A)	2018	2019	2020	2021	Thereafter	Total
Principal payments	$28,044	$32,075	$31,984	$33,228	$32,025	$52,453	$209,809
Balloon payments	98,327	81,435	95,345	31,636	311,518	1,328,704	1,946,965
Total obligations (B)	$126,371	$113,510	$127,329	$64,864	$343,543	$1,381,157	$2,156,774

(A)	The debt agreement for the balloon payment includes an option for us to extend the payment to 2019.

(B)	These amounts include only scheduled principal repayments. See Note 8 to the consolidated financial statements for further information about interest rates.

In addition to mortgage notes payable, we are a party to the Management Agreement with the Manager and property management agreements with Property Managers. See Note 16 to the consolidated financial statements for information related to our capital improvement, repair and lease commitments.

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

You should not consider non-GAAP measures as alternatives to GAAP net income, which is an indicator of our financial performance, or as alternatives to GAAP cash flow from operating activities, which is a liquidity measure. Additionally, non-GAAP measures are not intended to be a measure of our ability to satisfy our debt and other cash requirements. In order to facilitate a clear understanding of our consolidated historical operating results, you should examine our non-GAAP measures in conjunction with GAAP net income, cash flow from operating activities, investing activities and financing activities, as presented in our consolidated financial statements, and other financial data included elsewhere in this report. Moreover, the comparability of non-GAAP financial measures across companies may be limited as a result of differences in the manner in which real estate companies calculate such measures.

Below is a description of the non-GAAP financial measures used by our management and reconciliations of these measures to the most directly comparable GAAP measures.

Funds From Operations and Normalized Funds From Operations

We use Funds From Operations (“FFO”) and Normalized FFO as supplemental measures of our operating performance. We use the National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO. NAREIT defines FFO as GAAP net income excluding gains (losses) from sales of depreciable real estate assets and impairment charges of depreciable real estate, plus real estate depreciation and amortization, and after adjustments for unconsolidated entities and joint ventures to reflect FFO on the same basis.

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

We define Normalized FFO as FFO excluding the following income and expense items, as applicable: (a) acquisition, transaction and integration related costs and expenses; (b) the write off of unamortized discounts, premiums, deferred financing costs, or additional costs, make whole payments and penalties or premiums incurred as the result of early repayment of debt (collectively “Gain (Loss) on extinguishment of debt”); (c) incentive compensation recognized as a result of sales of property and (d) other items that we believe are not indicative of operating performance, generally reported as “Other expense (income)” in the Consolidated Statements of Operations.

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

The following table sets forth a reconciliation of net loss to FFO, Normalized FFO and Adjusted EBITDA:

	Year Ended December 31,
(dollars in thousands)	2016	2015	2014
Net loss	$(72,249)	$(82,425)	$(46,403)
Gain on sale of real estate	(13,356)	—	—
Depreciation and amortization	184,546	160,318	103,279
FFO	98,941	77,893	56,876
Acquisition, transaction and integration expense	3,942	13,444	14,295
Loss on extinguishment of debt	245	5,091	—
Incentive compensation on sale of real estate (A)	2,044	—	—
Other expense (income) (B)	727	1,629	(1,500)
Normalized FFO	105,899	98,057	69,671
Interest expense	91,780	75,021	57,026
Income tax expense (benefit)	439	(3,655)	160
Adjusted EBITDA	$198,118	$169,423	$126,857

(A)
Represents incentive compensation directly related to the sale of real estate and reflects the portion of the gain on sale calculated in accordance with the Management Agreement, which differs significantly from the gain on sale as calculated under GAAP, and is included in “Management fees and incentive compensation to affiliate” in the Consolidated Statements of Operations.

(B)	Primarily includes changes in the fair value of financial instruments and contingent consideration, casualty related charges and restructuring expenses.

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

Acquisition Accounting

We have determined that all of our acquisitions should be accounted for under the acquisition method. The accounting for acquisitions requires the identification and measurement of all acquired tangible and intangible assets and assumed liabilities at their respective fair values, as of the respective transaction dates. The determination of the fair value of net assets acquired involves significant judgment and estimates, such as estimated future cash flow projections, appropriate discount and capitalization rates and other estimates based on available market information. Estimates of future cash flows are based on a number of factors including property operating results, known and anticipated trends, as well as market and economic conditions.

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

Provision for Uncollectible Receivables

We assess the collectability of our rent receivables, including that of our straight-line rent receivable, on an ongoing basis. We base our assessment on several qualitative and quantitative factors, including and as appropriate, resident and triple net lease tenant payment history, the financial strength of the resident or tenant and of guarantors, the value of the underlying collateral or deposit, if any, and current economic conditions. If our evaluation of these factors indicates it is probable that we will not be able to recover the full value of the receivable, we provide for a specific reserve against the portion of the receivable that we estimate may not be recoverable. Any unrecovered amount adversely impacts our cash flows, liquidity and results of operations on a dollar-for-dollar basis.

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

For floating rate debt, interest rate fluctuations can affect the fair value, as well as earnings and cash flows. If market interest rates rise, our earnings and cash flows could be adversely affected by an increase in interest expense. In contrast, lower interest rates may reduce our borrowing costs and improve our operational results. We continuously monitor our interest rate exposure and may elect to use derivative instruments to manage interest rate risk associated with floating rate debt.

As of December 31, 2016, we had $868.9 million of floating rate debt, representing 40.3% of our total indebtedness, with a weighted average rate of 3.16%. A 100 basis point change in interest rates would change our annual interest expense by $8.7 million on an annualized basis.

Credit Risk

We derive a portion of our revenue from long-term triple net leases in which the minimum rental payments are fixed with scheduled periodic increases.

The properties we lease to Holiday account for a significant portion of our total revenues and net operating income, and such concentration creates credit risk. Rental revenue attributable to our triple net leases with Holiday accounted for 18.9%, 23.0% and 35.0% of our total revenues for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Liquidity Risk
As described further in Part I, Item IA. “Risk Factors,” the following factors could affect our liquidity, access to capital resources and our capital obligations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
New Senior Investment Group Inc.

We have audited the accompanying consolidated balance sheets of New Senior Investment Group Inc. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Senior Investment Group Inc. and Subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), New Senior Investment Group Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP

New York, New York
February 28, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
New Senior Investment Group Inc.

We have audited New Senior Investment Group Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). New Senior Investment Group Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, New Senior Investment Group Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of New Senior Investment Group Inc. and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in equity and cash flows for each of the three years in the period ended December 31, 2016 of New Senior Investment Group Inc. and Subsidiaries and our report dated February 28, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP

New York, New York
February 28, 2017

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	December 31,
Assets	2016	2015
Real estate investments:
Land	$220,317	$222,795
Buildings, improvements and other	2,552,862	2,568,133
Accumulated depreciation	(218,968)	(129,788)
Net real estate property	2,554,211	2,661,140
Acquired lease and other intangible assets	319,929	308,917
Accumulated amortization	(255,452)	(166,714)
Net real estate intangibles	64,477	142,203
Net real estate investments	2,618,688	2,803,343

Cash and cash equivalents	58,048	116,881
Straight-line rent receivables	73,758	51,916
Receivables and other assets, net	71,234	45,319
Total Assets	$2,821,728	$3,017,459

Liabilities and Equity
Liabilities
Mortgage notes payable, net	$2,130,387	$2,151,317
Due to affiliates	11,623	9,644
Accrued expenses and other liabilities	100,823	89,173
Total Liabilities	$2,242,833	$2,250,134

Commitments and contingencies

Equity
Preferred Stock $0.01 par value, 100,000,000 shares authorized and none issued or outstanding as of both December 31, 2016 and 2015	$—	$—
Common stock $0.01 par value, 2,000,000,000 shares authorized, 82,127,247 and 85,447,551 shares issued and outstanding as of December 31, 2016 and 2015, respectively	821	854
Additional paid-in capital	897,918	928,654
Accumulated deficit	(319,844)	(162,183)
Total Equity	$578,895	$767,325

Total Liabilities and Equity	$2,821,728	$3,017,459

See notes to consolidated financial statements.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share data)

	Year Ended December 31,
	2016	2015	2014
Revenues
Resident fees and services	$359,472	$277,324	$156,993
Rental revenue	112,966	111,154	97,992
Total revenues	472,438	388,478	254,985

Expenses
Property operating expense	243,027	189,543	112,242
Depreciation and amortization	184,546	160,318	103,279
Interest expense	91,780	75,021	57,026
Acquisition, transaction, and integration expense	3,942	13,444	14,295
Management fees and incentive compensation to affiliate	18,143	14,279	8,470
General and administrative expense	15,194	15,233	7,416
Loss on extinguishment of debt	245	5,091	—
Other expense (income)	727	1,629	(1,500)
Total expenses	557,604	474,558	301,228
Gain on sale of real estate	13,356	—	—
Loss Before Income Taxes	(71,810)	(86,080)	(46,243)
Income tax expense (benefit)	439	(3,655)	160
Net Loss	$(72,249)	$(82,425)	$(46,403)

Loss Per Share of Common Stock
Basic and diluted	$(0.88)	$(1.08)	$(0.70)

Weighted Average Number of Shares of Common Stock Outstanding
Basic and diluted	82,357,349	76,601,161	66,400,914

Dividends Declared Per Share of Common Stock	$1.04	$0.75	$0.23

See notes to consolidated financial statements.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands, except share data)

	Common Stock
	Shares	Amount	Accumulated Deficit	Additional Paid-in Capital	Total Equity
Equity at December 31, 2013	—	$—	$—	$407,835	$407,835
Capital contributions	—	—	—	461,218	461,218
Capital distributions	—	—	—	(158,980)	(158,980)
Net loss	—	—	—	(36,964)	(36,964)
Effect of New Senior spin-off	66,399,857	664	—	(664)	—
Equity at November 7, 2014	66,399,857	$664	$—	$672,445	$673,109
Exercise of stock options	14,188	—	—	119	119
Director's shares issued	1,370	—	—	23	23
Dividends declared	—	—	(15,276)	—	(15,276)
Net loss	—	—	(9,439)	—	(9,439)
Equity at December 31, 2014	66,415,415	$664	$(24,715)	$672,587	$648,536
Issuance of common stock, net	20,114,090	201	—	266,312	266,513
Repurchase of common stock	(1,112,000)	(11)	—	(10,262)	(10,273)
Exercise of stock options	30,046	—	—	—	—
Fair value of stock options issued	—	—	—	17	17
Dividends declared	—	—	(55,043)	—	(55,043)
Net loss	—	—	(82,425)	—	(82,425)
Equity at December 31, 2015	85,447,551	$854	$(162,183)	$928,654	$767,325
Repurchase of common stock	(3,333,333)	(33)	—	(30,880)	(30,913)
Fair value of stock options issued	—	—	—	5	5
Director's shared issued	13,029	—	—	139	139
Dividends declared	—	—	(85,412)	—	(85,412)
Net loss	—	—	(72,249)	—	(72,249)
Equity at December 31, 2016	82,127,247	$821	$(319,844)	$897,918	$578,895

See notes to consolidated financial statements.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash Flows From Operating Activities
Net loss	$(72,249)	$(82,425)	$(46,403)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of tangible assets and amortization of intangible assets	184,689	160,460	103,398
Amortization of deferred financing costs	9,582	9,320	8,331
Amortization of deferred community fees	(1,646)	(1,141)	(1,420)
Amortization of (premium) discount on mortgage notes payable	(603)	77	850
Non-cash straight-line rent	(21,842)	(25,462)	(25,932)
Gain on sale of real estate	(13,356)	—	—
Change in fair value of contingent consideration	—	—	(1,500)
Loss on extinguishment of debt	245	5,091	—
Equity-based compensation	144	17	—
Provision for bad debt	2,150	2,105	922
Other non-cash expense	702	964	—
Changes in:
Receivables and other assets, net	(3,069)	(14,868)	(6,053)
Due to affiliates	1,979	2,762	989
Accrued expenses and other liabilities	12,573	12,602	13,429
Net cash provided by operating activities	$99,299	$69,502	$46,611
Cash Flows From Investing Activities
Proceeds from the sale of real estate	$22,711	$—	$—
Cash paid for acquisitions, net of deposits	—	(1,251,343)	(314,935)
Capital expenditures	(21,151)	(11,411)	(8,538)
Funds reserved for future capital expenditures	(2,423)	(3,169)	(3,530)
Deposits refunded (paid) for real estate investments	584	(11,355)	(4,855)
Net cash used in investing activities	$(279)	$(1,277,278)	$(331,858)
Cash Flows From Financing Activities
Proceeds from mortgage notes payable	$—	$1,248,252	$195,144
Principal payments of mortgage notes payable	(16,240)	(15,599)	(13,736)
Repayments of mortgage notes payable	(13,725)	(304,484)	—
Payment of exit fee on extinguishment of debt	(189)	(1,499)	—
Payment of deferred financing costs	—	(13,065)	(2,557)
Payment of common stock dividend	(85,412)	(70,318)	—
Purchase of interest rate caps	—	(1,247)	—
Proceeds from issuance of common stock and exercise of options	—	276,569	142
Costs related to issuance of common stock	—	(10,056)	—
Repurchase of common stock	(30,913)	(10,273)	—
Cash escrowed with lender	(11,374)	—	—
Contributions from Drive Shack	—	—	461,218
Distributions to Drive Shack	—	—	(158,980)
Net cash (used in) provided by financing activities	$(157,853)	$1,098,280	$481,231
Net (Decrease) Increase in Cash and Cash Equivalents	(58,833)	(109,496)	195,984
Cash and Cash Equivalents, Beginning of Year	116,881	226,377	30,393
Cash and Cash Equivalents, End of Year	$58,048	$116,881	$226,377

Continued on next page

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest expense	$82,557	$62,870	$45,026
Cash paid during the year for income taxes	266	190	1,357
Supplemental Schedule of Non-Cash Investing and Financing Activities
Issuance of common stock and exercise of options	139	316	23
Common stock dividend declared but not paid	—	—	15,276
Recognized contingent consideration at fair value	—	—	50
Other liabilities assumed with acquisitions	—	651	—

See notes to consolidated financial statements.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014
(dollars in thousands, except share data)

1.	ORGANIZATION
New Senior Investment Group Inc. (“New Senior” or the “Company”) is a Real Estate Investment Trust (“REIT”) primarily focused on investing in private pay senior housing properties. The Company was formed as a Delaware limited liability company in 2012 and converted to a Delaware corporation on May 30, 2014 and changed its name to New Senior Investment Group Inc. on June 16, 2014.

On November 6, 2014, the spin-off of New Senior was completed with the distribution of all of the outstanding shares of New Senior to the holders of common stock of Drive Shack Inc., formerly known as Newcastle Investment Corp. (“Drive Shack”). As of December 31, 2016, the Company owned a diversified portfolio of 152 primarily private pay senior housing properties located across 37 states. The Company is listed on the New York Stock Exchange (“NYSE”) under the symbol “SNR” and is headquartered in New York, New York.

The Company operates in two reportable segments: (1) Managed Properties and (2) Triple Net Lease Properties.

Managed Properties – The Company has engaged property managers to manage 94 of its properties on a day-to-day basis under the Managed Properties segment. These properties consist of 53 dedicated independent living (“IL”) facilities and 41 properties with a combination of assisted living/memory care (“AL/MC”) facilities. The Company’s Managed Properties are managed by Holiday Retirement (“Holiday”), a portfolio company that is majority owned by private equity funds managed by an affiliate of FIG LLC (the “Manager”), a subsidiary of Fortress Investment Group LLC (“Fortress”), FHC Property Management LLC (together with its subsidiaries, “Blue Harbor”), an affiliate of the Manager, Jerry Erwin Associates, Inc. (“JEA”) and Thrive Senior Living LLC (“Thrive”), collectively, the “Property Managers,” under property management agreements (the “Property Management Agreements”). Under the Property Management Agreements, the Property Managers are responsible for the day-to-day operations of the Company’s senior housing properties and are entitled to a management fee in accordance with the terms of the Property Management Agreements.

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

Triple Net Lease Properties – The Company owns 58 properties subject to triple net lease arrangements (substantially all of which are leased to Holiday). These properties consist of 52 IL properties, 5 rental Continuing Care Retirement Communities (“CCRC”) properties and 1 AL/MC property. In a triple net lease arrangement, the lessee agrees to operate and maintain the property at its own expense, including maintenance, utilities, taxes, insurance, repairs, capital improvements and the payroll expense of property-level employees. The Company’s triple net lease agreements have initial terms of approximately 15 or 17 years and include renewal options and annual rent increases ranging from 2.5% to 4.5%.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP’’) with the instructions to Form 10-K and Article 10 of Regulation S-X. The consolidated financial statements include the accounts of New Senior and its consolidated subsidiaries. All significant intercompany transactions and balances have been eliminated. New Senior consolidates those entities in which it has control over significant operating, financial and investing decisions of the entity. As of December 31, 2016 and 2015, the Company did not have any investments in Variable Interest Entities (“VIEs”). VIEs are defined as entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014
(dollars in thousands, except share data)

Prior to November 7, 2014, the Company was not operated as a stand-alone business from Drive Shack. Information in the consolidated financial statements for periods prior to November 7, 2014 has been prepared on a stand-alone basis from the consolidated financial statements and accounting records of Drive Shack and does not necessarily reflect what New Senior’s consolidated results of operations, financial position and cash flows would have been had New Senior operated as an independent company prior to the spin-off. Management believes the assumptions and methods of allocation used in the accompanying consolidated financial statements are reasonable.

The consolidated financial statements reflect all revenues, expenses and cash flows directly attributable to the Company. Certain expenses of Drive Shack, comprised primarily of a portion of its management fee, acquisition and transaction costs and general and administrative costs, have been allocated to New Senior to the extent they were directly associated with the Company for periods prior to the spin-off. The portion of the management fee allocated to New Senior prior to the spin-off represents the product of the management fee rate payable by Drive Shack of 1.5% and New Senior’s gross equity, which management believes is a reasonable method for allocating the cost of the services provided by the employees of the Manager to the Company. New Senior and Drive Shack have not shared any costs subsequent to the spin-off. See Note 11 for details related to management agreement terms.

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

Acquisition Accounting

The Company has determined that all of its acquisitions should be accounted for under the acquisition method. The accounting for acquisitions requires the identification and measurement of all acquired tangible and intangible assets and assumed liabilities at their respective fair values, as of the respective transaction dates. The determination of the fair value of net assets acquired involves significant judgment and estimates, such as estimated future cash flow projections, appropriate discount and capitalization rates and other estimates based on available market information. Estimates of future cash flows are based on a number of factors including property operating results, known and anticipated trends, as well as market and economic conditions.

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
December 31, 2016, 2015 and 2014
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

Contingent consideration, if any, is measured at fair value on the date of acquisition. The fair value of the contingent consideration is remeasured at each reporting date with any change recorded in “Other expense (income)” in the Consolidated Statements of Operations.

Acquisition and transaction expense includes costs related to completed and potential acquisitions, dispositions and other transactions. Such costs include advisory, legal, accounting, valuation and other professional or consulting fees. Integration expense includes costs directly related to the integration of acquired businesses such as lender mandated repairs, licensing, rebranding and training incurred in connection with an acquisition. Acquisition, transaction and integration costs are expensed as incurred.

Real Estate Investments

Real estate investments are recorded at cost less accumulated depreciation or accumulated amortization.

Depreciation is calculated on a straight-line basis using estimated remaining useful lives not to exceed 40 years for buildings, 3 to 10 years for building improvements and 3 to 5 years for other fixed assets.

Amortization for in-place lease intangibles and other intangibles is calculated on a straight-line basis using estimated useful lives of 24 to 33 months and 5 to 13 years, respectively. Amortization for above/below market lease intangibles is calculated on a straight line basis using estimated useful lives of 15 to 17 years, with the exception of ground lease intangibles which are amortized over a period of 74 to 82 years.

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

Straight-line Rent Receivables and Receivables and Other Assets, Net

Receivables and other assets, net consists primarily of escrows held by lenders and resident receivables, net of allowance and prepaid expenses. The Company assesses the collectability of rent receivables, including straight-line rent receivables, on an ongoing basis. This assessment is based on several qualitative and quantitative factors, including and as appropriate, the payment history of the resident and triple net lease tenant, the financial strength of the resident or tenant and of guarantors, the value of the underlying collateral or deposit, if any, and current economic conditions. If the evaluation of these factors indicates it is probable that the Company will not be able to recover the full value of the receivable, the Company provides a specific reserve against the portion of the receivable that the Company estimates may not be recovered.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014
(dollars in thousands, except share data)

Deferred Financing Costs

Deferred financing costs consist of fees and direct costs incurred in obtaining financing. Deferred financing costs are presented as a direct deduction from the carrying amount of the related debt liability and are amortized over the terms of the related borrowings using the effective interest rate method as a component of interest expense. Amortized costs of $9,582, $9,320 and $8,331 were included in “Interest expense” in the Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014, respectively.

Deferred Revenue

Deferred revenue primarily includes non-refundable community fees received by the Company when residents move in, and are included within “Accrued expenses and other liabilities” in the Consolidated Balance Sheets. Deferred revenue amounts are amortized into income on a straight-line basis over the average length of stay of the resident, and are included within “Resident fees and services” in the Consolidated Statements of Operations.

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

New Senior recognizes tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes in the Consolidated Statements of Operations. As of December 31, 2016 and 2015, the Company had no uncertain tax positions.

The Company’s consolidated financial statements have been prepared based upon the operations of the Company separate from those of Drive Shack and include current and deferred income taxes calculated in accordance with the operations following the spin-off.

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

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014
(dollars in thousands, except share data)

Derivative Instruments

In the normal course of business, the Company may use derivative instruments to manage, or hedge, interest rate risk. The Company does not use derivative instruments for trading or speculative purposes. The Company recognizes all derivatives as either assets or liabilities at fair value and they are recorded in “Receivables and other assets, net” or “Accrued expenses and other liabilities,” respectively, in the Consolidated Balance Sheets. The valuation of derivatives requires the Company to make estimates and judgments that affect the fair value of the instruments. The Company estimates the fair value of derivatives based on pricing models that consider level 2 inputs including forward yield curves, cap strike rates, cap volatility and discount rates. The Company does not apply hedge accounting and fair value adjustments, if any, are recorded in “Other expense (income)” in the Consolidated Statements of Operations.

The Company has exposure to counterparty credit risk for its derivative transactions. Credit risk represents the potential for loss due to the default of a counterparty. The Company performs due diligence including reviewing the counterparty's credit quality prior to entering into derivative transactions. As of December 31, 2016, the Company's outstanding derivatives were executed with investment grade counterparties.

Assets Held for Sale

The Company classifies certain long-lived assets as held for sale once the criteria, as defined by GAAP, has been met. Assets held for sale are included in “Receivables and other assets, net” in the Consolidated Balance Sheets. Long-lived assets to be disposed of are reported at the lower of their carrying amount or fair value and are no longer depreciated.

Sale of Assets

The Company recognizes sales of assets only upon the closing of the transactions with the purchaser. The Company recognizes gains on assets sold using the full accrual method upon closing if the collectability of the sales price is reasonably assured, the Company is not obligated to perform any significant activities after the sale to earn the profit, the Company has received adequate initial investment from the purchaser, and other profit recognition criteria has been satisfied.

Stock Options

Options granted to New Senior’s directors are measured at fair value at the grant date with the related expense recognized over the service term, if any.

Equity

Net loss incurred prior to the spin-off is included in additional paid-in capital instead of accumulated deficit since the accumulation of deficit began as of the date of spin-off from Drive Shack.

Expense Recognition

Management Fees and Incentive Compensation to Affiliate – During the period prior to the spin-off from Drive Shack, this represents an amount of the management fee charged to Drive Shack by the Manager and allocated to the Company. During the period after the spin-off, this represents amounts due to the Manager pursuant to the Management Agreement between the Manager and New Senior (as defined in Note 11).

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014
(dollars in thousands, except share data)

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09 Revenues from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB deferred the effective date of this standard by one year, which will be for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company has begun its process of assessing the impact of the guidance. To date the Company's assessment efforts include the identification of various revenue streams within the scope of the guidance and the evaluation of certain revenue contracts with residents. The Company continues to evaluate the standard (and related clarifying guidance issued by the FASB) and the allowable methods of adoption. ASU 2014-09 may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective). Although the Company's evaluation of the guidance is ongoing, it does not expect the adoption to have a material impact on its consolidated financial statements as a substantial portion of its revenue consists of rental income from leasing arrangements, which is excluded from ASU 2014-09.

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

In February 2016, the FASB issued ASU 2016-02 Leases. This standard amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The effective date of the standard will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, and early adoption is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company continues to assess the guidance and the impact it may have on its consolidated financial statements and has initiated a review to identify non-lease components, if any, in its lease agreements.

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

In November 2016, the FASB issued ASU 2016-18 Statement of Cash Flows (Topic 230) - Restricted Cash, related to the classification of restricted cash on the statement of cash flows. This ASU would require that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The effective date of the standard will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and early adoption is permitted. The Company is assessing the impact this guidance may have on its consolidated financial statements.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014
(dollars in thousands, except share data)

In January 2017, the FASB issued ASU 2017-01 Business Combinations (Topic 805) - Clarifying the Definition of a Business.  This standard narrows the FASB’s definition of a business and provides a framework that assists entities with making reasonable judgments about whether a transaction involves an asset or business. ASU 2017-01 states that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The effective date of the standard will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and early adoption is permitted. The ASU is to be applied prospectively and upon adoption the Company expects that the majority of its acquisitions will be deemed asset acquisitions which will result in the capitalization of related third party transaction costs.

3.	ACQUISITIONS
The Company did not make any acquisitions during the year ended December 31, 2016.

During the year ended December 31, 2015, the Company acquired 6 portfolios representing 54 senior housing properties (49 IL, 4 AL/MC and 1 rental CCRC). The IL and AL/MC properties were integrated into the Managed Properties segment, and Holiday, Thrive and Blue Harbor managed 47, 4 and 2, respectively. The rental CCRC was integrated into the Triple Net Lease segment.

The following table summarizes the acquisition date fair value of identifiable assets acquired and liabilities assumed in connection with the acquisitions completed in the year ended December 31, 2015, in accordance with the acquisition method of accounting:

	2015 Acquisitions
	Managed Properties	Triple Net Lease Properties	Total
Real estate investments	$1,073,826	$67,070	$1,140,896
In-place lease intangibles	124,233	6,081	130,314
Liabilities, net of other assets	(3,305)	(1,352)	(4,657)
Total consideration	1,194,754	71,799	1,266,553

Mortgage notes payable (A)	863,815	52,000	915,815
Net assets	$330,939	$19,799	$350,738

Total acquisition-related expenses (B)	$4,616	$1,828	$6,444

(A)	Represents new debt issued in connection with the acquisitions.

(B)	Included in “Acquisition, transaction and integration expense” in the Consolidated Statements of Operations.

Acquisition accounting is preliminary, pending the completion of various analyses and the finalization of estimates used in the determination of fair values. During the measurement period, additional assets or liabilities may be recognized if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets or liabilities as of that date. The preliminary measurement of net assets acquired may be adjusted after obtaining additional information regarding, among other things, asset valuations (including market and other information with which to determine fair values), liabilities assumed and the analysis of assumed contracts. These adjustments may be significant and are accounted for in accordance with ASU 2015-16 Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments, which became effective in the first quarter of 2016.

During the year ended December 31, 2016, measurement period adjustments were made based on the final valuation of net assets acquired. The adjustments included a decrease of $14,591 in real estate investments and an increase of $14,591 for in-place lease intangibles. If these adjustments had been recognized as of the acquisition date, the Company would have recognized additional depreciation and amortization expense of $7,444, of which $4,683 relates to the year ended December 31, 2015.

Acquisition accounting has been finalized for all of the Company's acquisitions as of December 31, 2016.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014
(dollars in thousands, except share data)

The following table illustrates the pro forma effect of the acquisitions completed during 2015 on revenues and loss before income taxes as if they had been consummated as of January 1, 2015:

Year Ended December 31, 2015
Revenues	$463,755
Loss before income taxes	(110,868)

The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred as of January 1, 2015, nor are they necessarily indicative of future operating results.

4.	DISPOSITIONS
On October 31, 2016, the Company sold two AL/MC properties for total consideration of $22,711 and recognized a gain on sale of $13,356 which is included in “Gain on sale of real estate” in the Consolidated Statements of Operations. In connection with this sale, the Company repaid $13,725 of debt associated with these properties and, pursuant to the Property Management Agreement, paid an early termination fee of $1,799 to Blue Harbor, which is included in “Acquisition, transaction and integration expense” in the Consolidated Statements of Operations.

5.	SEGMENT REPORTING
As of December 31, 2016, the Company operated in two reportable business segments: Managed Properties and Triple Net Lease Properties. Under its Managed Properties segment, the Company invests in senior housing properties throughout the United States and engages property managers to manage those senior housing properties. Under its Triple Net Lease Properties segment, the Company invests in senior housing and healthcare properties throughout the United States and leases those properties to healthcare operating companies under triple net leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, taxes, insurance, repairs, capital improvements and the payroll expense of property-level employees.

The Company evaluates performance of the combined properties in each reportable business segment based on segment net operating income (“NOI”). The Company defines NOI as total revenues less property-level operating expenses, which include property management fees and travel cost reimbursements. The Company believes that net income, as defined by GAAP, is the most appropriate earnings measurement. However, the Company believes that segment NOI serves as a useful supplement to net income because it allows investors, analysts and management to measure unlevered property-level operating results and to compare the Company’s operating results between periods and to the operating results of other real estate companies on a consistent basis. Segment NOI should not be considered as an alternative to net income as determined in accordance with GAAP.

Interest expense, depreciation and amortization, general and administrative expense, acquisition, transaction and integration expense, management fees and incentive compensation to affiliate, income tax expense (benefit), gain on sale of real estate, other expense (income) and discontinued operations (if any) are not allocated to individual segments for purposes of assessing segment performance. There are no intersegment sales or transfers.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014
(dollars in thousands, except share data)

	Year Ended December 31, 2016			Year Ended December 31, 2015			Year Ended December 31, 2014
	Triple Net Lease Properties	Managed Properties	Consolidated	Triple Net Lease Properties	Managed Properties	Consolidated	Triple Net Lease Properties	Managed Properties	Consolidated
Revenues
Resident fees and services	$—	$359,472	$359,472	$—	$277,324	$277,324	$—	$156,993	$156,993
Rental revenue	112,966	—	112,966	111,154	—	111,154	97,992	—	97,992
Less: Property operating expense	—	243,027	243,027	—	189,543	189,543	—	112,242	112,242
Segment NOI	$112,966	$116,445	$229,411	$111,154	$87,781	$198,935	$97,992	$44,751	$142,743

Depreciation and amortization			184,546			160,318			103,279
Interest expense			91,780			75,021			57,026
Acquisition, transaction and integration expense			3,942			13,444			14,295
Management fees and incentive compensation to affiliate			18,143			14,279			8,470
General and administrative expense			15,194			15,233			7,416
Loss on extinguishment of debt			245			5,091			—
Other expense (income)			727			1,629			(1,500)
Total expenses			314,577			285,015			188,986
Gain on sale of real estate			13,356			—			—
Loss before income taxes			(71,810)			(86,080)			(46,243)
Income tax expense (benefit)			439			(3,655)			160
Net loss			$(72,249)			$(82,425)			$(46,403)

Property operating expense includes property management fees and travel reimbursement costs. The Company also reimbursed the Property Managers for property-level payroll expenses. See Note 11 for additional information on these expenses related to Blue Harbor and Holiday.

Assets by reportable business segment are reconciled to total assets as follows:

	December 31, 2016		December 31, 2015
Assets:	Amount	Percentage	Amount	Percentage
Triple Net Lease Properties	$1,151,102	40.8%	$1,196,578	39.7%
Managed Properties	1,639,726	58.1%	1,744,540	57.8%
All Other Assets (A)	30,900	1.1%	76,341	2.5%
Total Assets	$2,821,728	100.0%	$3,017,459	100.0%

(A)	Primarily consists of corporate cash which is not directly attributable to the Company's reportable business segments.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014
(dollars in thousands, except share data)

Capital expenditures in the Managed Properties segment, including investments in real estate property, were $17,196, $11,411 and $8,538 for the years ended December 31, 2016, 2015 and 2014, respectively. Capital expenditures in the Triple Net Lease segment were $4,089, $0 and $0 for the years ended December 31, 2016, 2015 and 2014, respectively.

The following table presents the percentage of total revenues by geographic location:

	Year Ended December 31, 2016		Year Ended December 31, 2015
	Number of Communities	% of Total Revenue	Number of Communities	% of Total Revenue
Florida	26	19.8%	26	20.9%
Texas	19	12.0%	19	13.5%
California	11	10.0%	12	9.3%
North Carolina	9	6.4%	9	5.7%
Pennsylvania	7	6.0%	7	6.3%
Oregon	9	5.3%	10	5.5%
Utah	6	4.3%	6	5.2%
Other	65	36.2%	65	33.6%
Total	152	100.0%	154	100.0%

6.	REAL ESTATE INVESTMENTS

	December 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value
Land	$220,317	$—	$220,317	$222,795	$—	$222,795
Building and improvements	2,430,658	(163,670)	2,266,988	2,455,170	(97,485)	2,357,685
Furniture, fixtures and equipment	122,204	(55,298)	66,906	112,963	(32,303)	80,660
Total real estate investments	$2,773,179	$(218,968)	$2,554,211	$2,790,928	$(129,788)	$2,661,140

Depreciation expense was $92,372, $72,767 and $46,622 for the years ended December 31, 2016, 2015 and 2014, respectively.

The following table summarizes the Company’s real estate intangibles:

	December 31, 2016				December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Amortization Period
Above/below market lease intangibles, net	$5,868	$(556)	$5,312	53.7 years	$5,868	$(361)	$5,507	52.8 years
In-place lease intangibles	308,265	(252,684)	55,581	2.7 years	297,253	(164,772)	132,481	2.6 years
Other intangibles	5,796	(2,212)	3,584	9.5 years	5,796	(1,581)	4,215	9.4 years
Total intangibles	$319,929	$(255,452)	$64,477		$308,917	$(166,714)	$142,203

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014
(dollars in thousands, except share data)

Amortization expense was $92,174, $87,551 and $56,657 for the years ended December 31, 2016, 2015 and 2014, respectively. Additionally, amortization of above/below market leases was $143, $142 and $119 for the years ended December 31, 2016, 2015 and 2014, respectively, and is reported as a net reduction to “Rental revenue” in the Consolidated Statements of Operations.

Estimated future amortization of intangible assets is as follows:

Years Ending December 31
2017	$48,639
2018	8,362
2019	503
2020	503
2021	503
Thereafter	5,967
Total intangibles	$64,477

7.	RECEIVABLES AND OTHER ASSETS, NET

	December 31, 2016	December 31, 2015
Escrows held by lenders (A)	$36,231	$19,694
Prepaid expenses	3,617	4,828
Resident receivables, net	3,111	2,594
Deferred tax assets	8,660	8,757
Security deposits	3,238	2,932
Income tax receivable	1,313	1,920
Assets held for sale (B)	10,824	—
Other assets and receivables	4,240	4,594
Total receivables and other assets	$71,234	$45,319

(A)	Represents amounts held by lenders in tax, insurance, replacement reserve and other escrow accounts that are related to mortgage notes collateralized by New Senior's properties.

(B)
Represents two AL/MC properties in the Managed Properties segment classified as held for sale as of December 31, 2016. The balance primarily consists of the carrying value of buildings and land as of December 31, 2016. These properties were sold on January 31, 2017; see Note 17 for further information.

The following table summarizes the allowance for doubtful accounts and the related provision for resident receivables:

	Year Ended December 31,
	2016	2015	2014
Balance, beginning of period	$509	$190	$303
Provision for bad debt	2,150	2,105	922
Write-offs, net of recoveries	(1,683)	(1,786)	(1,035)
Balance, end of period	$976	$509	$190

The provision for resident receivables and related write-offs are included in “Property operating expense” in the Consolidated Statements of Operations.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014
(dollars in thousands, except share data)

8.	MORTGAGE NOTES PAYABLE, NET

	December 31, 2016					December 31, 2015
	Outstanding Face Amount	Carrying Value (A)	Maturity Date	Stated Interest Rate	Weighted Average Maturity (Years)	Outstanding Face Amount	Carrying Value (A)
Managed Properties
Fixed Rate	$604,749	$601,232	Dec 2018 - Sep 2025	3.65% to 6.76%	7.2	$607,437	$603,460
Floating Rate (B)	717,254	710,672	Oct 2020 - May 2022	1M LIBOR + 2.20% to 1M LIBOR + 2.70%	5.0	731,318	723,554
Triple Net Lease Properties
Fixed Rate (C)	683,137	667,579	Jan 2021 - Jan 2024	3.80% to 7.40%	5.2	695,984	673,732
Floating Rate	151,634	150,904	Oct 2017 - Apr 2018	3M LIBOR + 3.00% to 3M LIBOR + 3.25%	1.0	152,000	150,571
Total	$2,156,774	$2,130,387			5.4	$2,186,739	$2,151,317

(A)	The totals are reported net of deferred financing costs of $27,797 and $37,435 as of December 31, 2016 and 2015, respectively.

(B)	All of these loans have LIBOR caps that range between 3.30% and 3.80% as of December 31, 2016.

(C)
Includes loans with an outstanding face amount of $343,763 and $292,156, as of December 31, 2016, for which the Company bought down the interest rates to 4.00% and 3.80%, respectively, through January 2019. The interest rates will increase to 4.99% and 4.55%, respectively, thereafter.

In March 2015, the Company refinanced mortgage loans of $297,030 and recognized a loss on extinguishment of debt of $5,091, which represents the write-off of related unamortized deferred financing costs, mortgage discounts, exit fees and other costs, as of the date of the refinancing, and is included in “Loss on extinguishment of debt” in the Consolidated Statements of Operations.

In October 2016, the Company repaid $13,725 of floating rate debt associated with the sale of two properties in the Managed Properties segment and recognized a loss on extinguishment of debt of $245, which represents exit fees and the write-off of related unamortized deferred financing costs, and is included in “Loss on extinguishment of debt” in the Consolidated Statements of Operations.

The carrying value of the collateral relating to fixed rate and floating rate mortgages was $1,600,019 and $1,018,245 as of December 31, 2016 and $1,679,646 and $1,122,960 as of December 31, 2015, respectively.

The Company’s mortgage notes payable have contractual maturities as follows:

	Principal Payments	Balloon Payments	Total
2017 (A)	$28,044	$98,327	$126,371
2018	32,075	81,435	113,510
2019	31,984	95,345	127,329
2020	33,228	31,636	64,864
2021	32,025	311,518	343,543
Thereafter	52,453	1,328,704	1,381,157
Total outstanding face amount	$209,809	$1,946,965	$2,156,774

(A)	The debt agreement for the balloon payment includes an option for the Company to extend the payment to 2019.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014
(dollars in thousands, except share data)

The Company’s mortgage notes payable contain various customary financial and other covenants, in some cases including Debt Service Coverage Ratio and Project Yield, as defined in the agreements. The Company was in compliance with the covenants in its mortgage notes payable agreements as of December 31, 2016.

During 2016, the Company finalized an amendment to the Project Yield covenant in one financing secured by a leased portfolio. The amendment reduced the Project Yield threshold for the remaining term of the loan. In connection with this amendment, the Company escrowed $11,374 with the lender.

The fair values of mortgage notes payable as of December 31, 2016 and 2015 was $2,137,097 and $2,217,464, respectively. Mortgage notes payable are not measured at fair value in the Consolidated Balance Sheets. The fair value of mortgage notes payable, classified as level 3 within the fair value hierarchy, is based on a discounted cash flow valuation model. Significant inputs in the model include amounts and timing of expected future cash flows and market yields which are constructed based on inputs implied from similar debt offerings.

9.	DERIVATIVE INSTRUMENTS

The Company holds interest rate caps to hedge future payments on floating rate debt obligations. The interest rate caps are carried at fair value and are included in “Receivables and other assets, net” in the Consolidated Balance Sheets. The fair value adjustment on the Company's interest rate caps was a loss of $168 and $964 for the years ended December 31, 2016 and 2015, respectively, and is included in “Other expense (income)” in the Consolidated Statements of Operations. The Company did not hold any derivative instruments prior to 2015.

The following table presents information related to the Company's outstanding interest rate caps:

	December 31, 2016	December 31, 2015
Outstanding notional amount	$717,282	$731,318
LIBOR cap range	3.30% to 3.80%	3.30% to 3.80%
LIBOR cap effective date range	Mar 2015 to Sep 2020	Mar 2015 to Sep 2020
Fair value	$115	$283

10.	ACCRUED EXPENSES AND OTHER LIABILITIES

	December 31, 2016	December 31, 2015
Security deposits payable	$57,186	$54,669
Escrow liabilities (A)	10,503	2,538
Accounts payable	10,137	6,816
Mortgage interest payable	6,671	6,415
Deferred community fees, net	5,257	4,450
Rent collected in advance	3,180	3,937
Property tax payable	3,877	3,599
Other liabilities (B)	4,012	6,749
Total accrued expenses and other liabilities	$100,823	$89,173

(A)	Represents amounts held in tax, insurance, and replacement reserve escrow accounts that are related to mortgage notes collateralized by New Senior's triple net lease properties.

(B)
Includes liabilities related to assets held for sale of $74 related to two AL/MC properties classified as held for sale as of December 31, 2016. These properties were sold on January 31, 2017; see Note 17 for further information.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014
(dollars in thousands, except share data)

11.	TRANSACTIONS WITH AFFILIATES
Management Agreements

In conjunction with the spin-off, New Senior entered into a management agreement (the “Management Agreement”) with the Manager dated November 6, 2014 (effective November 7, 2014), under which the Manager advises the Company on various aspects of its business and manages its day-to-day operations, subject to the supervision of the Company’s board of directors. For its management services, the Manager is entitled to a base management fee of 1.5% per annum of the Company’s gross equity. Gross equity is generally defined as the equity invested by Drive Shack (including cash contributed to the Company) as of the completion of the spin-off from Drive Shack, plus the aggregate offering price from stock offerings, plus certain capital contributions to subsidiaries, less capital distributions (calculated without regard to depreciation and amortization) and repurchases of common stock, calculated and payable monthly in arrears in cash. During the years ended December 31, 2016 and 2015 and the period from November 7, 2014 to December 31, 2014, the Company incurred management fees of $15,401, $14,279 and $1,860, respectively, under the Management Agreement, which is included in “Management fees and incentive compensation to affiliate” in the Consolidated Statements of Operations. As of December 31, 2016 and 2015, the Company had a payable for management fees of $1,280 and $1,349, respectively, which is included in “Due to affiliates” in the Consolidated Balance Sheets.

The Manager is entitled to receive, on a quarterly basis, incentive compensation on a cumulative, but not compounding basis, in an amount equal to the product of (A) 25% of the dollar amount by which (1)(a) funds from operations (as defined in the Management Agreement) before the incentive compensation per share of common stock, plus (b) gains (or losses) from sales of property per share of common stock, plus (c) internal and third party acquisition-related expenses, plus (d) unconsummated transaction expenses, and plus (e) other non-routine items (as defined in the Management Agreement), exceed (2) an amount equal to (a) the weighted average value per share of the equity invested by Drive Shack in the assets of the Company (including cash contributed to the Company) as of the completion of the spin-off and the price per share of the Company’s common stock in any offerings by the Company (adjusted for prior capital dividends or capital distributions, which shall be calculated without regard to depreciation and amortization and repurchases of common stock) multiplied by (b) a simple interest rate of 10% per annum, multiplied by (B) the weighted average number of shares of common stock outstanding. During the years ended December 31, 2016 and 2015 and the period from November 7, 2014 to December 31, 2014, the Manager earned incentive compensation of $2,742, $0 and $0, respectively, which is included in “Management fees and incentive compensation to affiliate” in the Consolidated Statements of Operations. As of December 31, 2016 and 2015, the Company had a payable for incentive compensation of $2,106 and $0, respectively, which is included in “Due to affiliates” in the Consolidated Balance Sheets. The Manager is also entitled to receive, upon the successful completion of an equity offering, options with respect to 10% of the number of shares sold in the offering with an exercise price equal to the price paid by the purchaser in the offering.

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
December 31, 2016, 2015 and 2014
(dollars in thousands, except share data)

The following table summarizes the Company's reimbursement to the Manager for costs incurred for tasks and other services performed by the Manager under the Management Agreement:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Period From November 7, 2014 to December 31, 2014
Included in:
General and administrative expense	$8,158	$6,607	$822
Acquisition, transaction and integration expense	1,610	3,073	729
Total reimbursements to the Manager	$9,768	$9,680	$1,551

As of December 31, 2016 and 2015, the Company had a payable for Manager reimbursements of $1,046 and $1,518, respectively, which is included in “Due to affiliates” in the Consolidated Balance Sheets.

During 2015, the Company executed a plan to centralize operations in New York, New York and relocate certain personnel from the Plano, Texas office to New York, New York. The Company determined that this plan qualified as a restructuring activity under ASC 420. During the years ended December 31, 2016 and 2015, the Company incurred costs of $145 and $664, respectively, which primarily consist of severance-related costs and lease-related expenses associated with the office in Plano, Texas, and are included in “Other expense (income)” in the Consolidated Statements of Operations. The Company does not expect to incur any material costs related to this restructuring in subsequent periods.

As of, and for the periods prior to, November 6, 2014, the Company was not party to a stand-alone management agreement with the Manager. However, the Company was allocated a portion of the fees paid by Drive Shack to the Manager for management services in the amount of $6,610 for the period from January 1, 2014 to November 6, 2014. Drive Shack’s management agreement with the Manager provides that Drive Shack reimburses the Manager for various expenses incurred by the Manager or its officers, employees and agents on its behalf, including costs of legal, accounting, tax, auditing, administrative and other similar services rendered for Drive Shack by providers retained by the Manager or, if provided by the Manager's employees, based on amounts which are no greater than those which would be payable to outside professionals or consultants engaged to perform such services pursuant to agreements negotiated on an arm's-length basis. Drive Shack’s Manager was also entitled to receive incentive compensation on a cumulative, but not compounding basis, subject to certain performance targets and contingent events. The Manager earned no incentive compensation during the period from January 1, 2014 to November 6, 2014.

Property Management Agreements

Within the Company’s Managed Properties segment, the Company is party to Property Management Agreements with Blue Harbor, an affiliate of Fortress, and Holiday, a portfolio company that is majority owned by a private equity fund managed by an affiliate of Fortress, to manage most of its senior housing properties. Pursuant to these Property Management Agreements, the Company pays monthly property management fees. For AL/MC properties managed by Blue Harbor and Holiday, the Company pays management fees equal to 6% of effective gross income for the first two years and 7% thereafter. For IL properties managed by Blue Harbor and Holiday, the Company generally pays management fees equal to 5% of effective gross income. For certain property management agreements, the Company may also pay an incentive fee based on operating performance of the properties. No incentive fees were incurred during the years ended December 31, 2016, 2015 and 2014. Property management fees are included in “Property operating expense” in the Consolidated Statements of Operations. Other amounts paid to affiliated managers that are included in property operating expense are payroll expense and travel reimbursement costs. The payroll expense is structured as a reimbursement to the Property Manager, who is the employer of record.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014
(dollars in thousands, except share data)

The following table summarizes property management fees and reimbursements paid by the Company to Property Managers affiliated with Fortress:

	Year Ended December 31,
	2016	2015	2014
Property management fees	$19,724	$16,167	$9,327
Travel reimbursement costs	366	369	318
Property-level payroll expenses	104,180	85,477	58,017

As of December 31, 2016 and 2015, the Company had payables for property management fees of $1,676 and $1,689, respectively, and property-level payroll expenses of $5,515 and $5,088, respectively, which are included in “Due to affiliates” in the Consolidated Balance Sheets. The Property Management Agreements with affiliated managers have initial terms of 5 or 10 years and provide for automatic one-year extensions after the initial term, subject to termination rights.

In October 2016, the Company sold two properties and, pursuant to the Property Management Agreement, paid an early termination fee of $1,799 to Blue Harbor. See Note 4 for further information.

Triple Net Lease Agreements

Within the Company’s Triple Net Lease segment, the Company is party to triple net leases with Holiday. Pursuant to the leases, the tenant is required to pay monthly rent payments in accordance with the lease terms. Such payments amounted to $71,015, $67,957 and $65,031 for the years ended December 31, 2016, 2015 and 2014, respectively.

12.	INCOME TAXES
New Senior is organized and conducts its operations to qualify as a REIT under the requirements of the Code. However, certain of the Company’s activities are conducted through its TRS and therefore are subject to federal and state income taxes at regular corporate tax rates.
The following table presents the provision (benefit) for income taxes:

	Year Ended December 31,
	2016	2015	2014
Current
Federal	$16	$26	$(925)
State and local	326	84	170
Total current provision	342	110	(755)
Deferred
Federal	89	(3,576)	907
State and local	8	(189)	8
Total deferred provision	97	(3,765)	915
Total provision (benefit) for income taxes	$439	$(3,655)	$160
Generally, the Company’s effective tax rate differs from the federal statutory rate as a result of state and local taxes and non-taxable REIT income. The table below provides a reconciliation of the Company’s provision for income taxes, based on the statutory rate of 35%, to the effective tax rate.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014
(dollars in thousands, except share data)

	Year Ended December 31,
	2016	2015	2014
Statutory U.S. federal income tax rate	35.00%	35.00%	35.00%
Non-taxable REIT (loss)	(35.16)%	(30.87)%	(35.03)%
State and local taxes	(0.39)%	0.16%	(0.29)%
Other	(0.06)%	(0.06)%	(0.03)%
Effective income tax rate	(0.61)%	4.23%	(0.35)%

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2016	2015
Deferred tax assets:
Prepaid fees and rent	$1,816	$1,976
Net operating loss	4,386	5,175
Deferred rent	3,129	2,063
Tax credits	42	26
Other	113	70
Total deferred tax assets	9,486	9,310
Less valuation allowance	—	—
Net deferred tax assets	9,486	9,310
Deferred tax liabilities:
Depreciation and amortization	826	553
Total deferred tax liabilities	826	553
Total net deferred tax assets	$8,660	$8,757

Net deferred tax assets are recorded within “Receivables and other assets, net” in the Consolidated Balance Sheets.

As of December 31, 2016, the Company's TRS had a loss carryforward of approximately $11,357 for federal and state income tax purposes, which will begin to expire in 2034. The net operating loss carryforward can generally be used to offset future taxable income, if and when it arises.

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income by the TRS during the periods in which temporary differences become deductible and before the net operating loss carryforward expires. The Company has not recorded a valuation allowance against its deferred tax assets as of December 31, 2016 as management believes that it is more likely than not that its deferred tax assets will be realized.

The Company and its TRS file income tax returns with the U.S. federal government and various state and local jurisdictions. Generally, the Company is no longer subject to tax examinations by tax authorities for tax years ended prior to December 31, 2013. The examination of the Company’s TRS federal income tax return for the year ended December 31, 2013 was completed and is no longer subject to examination. The conclusion of the examination resulted in a minimal reduction to the TRS's net operating loss carryforward. The Company has assessed its tax positions for all open years and concluded that there are no material uncertainties to be recognized. As of December 31, 2016, the Company does not believe that there will be a significant change to uncertain tax positions during the next 12 months.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014
(dollars in thousands, except share data)

13.	EQUITY AND EARNINGS PER SHARE
Equity and Dividends

During the years ended December 31, 2016, 2015 and 2014, dividends declared per common share were $1.04, $0.75 and $0.23, respectively.

On December 17, 2015, the board of directors authorized the Company to commence a modified “Dutch auction” self-tender offer to repurchase up to $30,000 in cash of shares of its common stock. The tender offer commenced on December 17, 2015 and expired on January 19, 2016. The Company incurred $30,913, including transaction costs, to repurchase 3,333,333 shares at a tender price of $9.00 per share. The cost paid to acquire the shares in excess of par was recorded in “Additional paid-in capital” in the Consolidated Statements of Changes in Equity.

In July 2016, the Company issued an aggregate of 13,029 shares of its common stock to its independent directors as compensation.

As of December 31, 2016, 1,302,720 shares of the Company's common stock were held by Fortress, through its affiliates, and its principals.

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

Prior to the spin-off, Drive Shack had issued rights relating to shares of Drive Shack’s common stock (the “Drive Shack options”) to the Manager in connection with capital raising activities. In connection with the spin-off, 5.5 million options that were held by the Manager, or by the directors, officers or employees of the Manager, were converted into an adjusted Drive Shack option and a right relating to a number of shares of New Senior common stock (the “New Senior option”). The exercise price of each adjusted Drive Shack option and New Senior option was set to collectively maintain the intrinsic value of the Drive Shack option immediately prior to the spin-off and to maintain the ratio of the exercise price of the adjusted Drive Shack option and the New Senior option, respectively, to the fair market value of the underlying shares as of the spin-off date, in each case based on the five day average closing price subsequent to the spin-off date. The options expired or expire, as applicable, between January 12, 2015 and August 18, 2024.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014
(dollars in thousands, except share data)

2016 Activity

In the first quarter of 2016, strike prices for outstanding options were reduced by $0.98, reflecting the portion of the Company's 2015 dividends which were deemed return of capital.

In March 2016, the Company granted options to a new director relating to 5,000 shares of common stock, the grant date fair value of which was not material.

2015 Activity

In connection with the June 2015 public equity offering, the Company granted options to the Manager, pursuant to the Management Agreement, relating to 2,011,409 shares of New Senior's common stock at a price of $13.75, which had a grant date fair value of $2,976. The Company applied the Black Scholes model to value the options and the assumptions used were: a 2.51% risk-free rate, a 8.16% dividend yield, 21.32% volatility and a 10 year term. The fair value of these options was recorded as an increase in equity with an offsetting reduction of capital proceeds received.

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

The Company's outstanding options are summarized as follows:

	Outstanding Options at December 31, 2015	2016 Activity			Outstanding Options at December 31, 2016
		Exercised	Expired / Forfeited	Granted / Transferred
Held by the Manager	6,985,606	—	(5,210)	(402,282)	6,578,114
Issued to the Manager and subsequently transferred to certain of the Manager’s employees	296,079	—	(23,121)	402,282	675,240
Issued to the independent directors	20,000	—	—	5,000	25,000
Total outstanding options	7,301,685	—	(28,331)	5,000	7,278,354

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014
(dollars in thousands, except share data)

The following table summarizes the Company's outstanding options as of December 31, 2016. The last sale price on the NYSE for the Company's common stock in the year ended December 31, 2016 was $9.79 per share.

Recipient	Date of Grant / Exercise (A)	Number of Options	Options Exercisable	Weighted Average Exercise Price (B)	Intrinsic Value (millions)
Manager (C)	2004 - 2007	227,073	116,330	$54.94	$—
Manager	March 2011	182,527	182,527	6.20	0.7
Manager	September 2011	283,305	283,305	3.11	1.9
Manager (C)	April 2012	311,191	257,660	6.68	0.8
Manager (C)	May 2012	377,495	312,026	7.77	0.6
Manager (C)	July 2012	416,522	346,343	7.73	0.7
Manager (C)	January 2013	958,331	958,331	13.44	—
Manager (C)	February 2013	383,331	383,331	15.87	—
Manager (C)	June 2013	670,829	670,829	16.91	—
Manager (C)	November 2013	965,847	965,847	18.25	—
Manager	August 2014	765,416	714,388	19.91	—
Directors	November 2014	20,000	20,000	16.23	—
Manager (C)	June 2015	2,011,409	1,206,845	12.77	—
Directors	March 2016	5,000	5,000	10.12	—
Total		7,578,276	6,422,762
Less:
Exercised options	2014	14,188	N/A	8.41	N/A
Exercised options	2015	174,991	N/A	8.43	N/A
Expired options	2004 - 2006	110,743	N/A	57.87	N/A
Total outstanding options		7,278,354	6,422,762
Aggregate:
Weighted average exercise price		$14.35	$14.51
Weighted average remaining life (years)		6.8	6.6
Intrinsic value (millions)		$4.7	$4.7

(A)	Options expire on the tenth anniversary from date of grant.

(B)	The strike prices are subject to adjustment in connection with return of capital dividends.

(C)	The Manager assigned certain of its options to Fortress’s employees as follows:

Date of Grant	Range of Strike Prices		Total Unexercised Inception to Date
	Min	Max
2004 - 2007	$52.28	$59.94	6,301
2012	6.68	7.77	—
2013	13.44	18.25	266,657
2015	12.77	12.77	402,282
Total options assigned to employees			675,240

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014
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

Basic and Diluted EPS for all periods prior to the spin-off reflect the number of distributed shares on November 7, 2014, or 66.4 million shares. For 2014 year-to-date calculations, these shares are treated as issued and outstanding from January 1, 2014 for purposes of calculating historical basic EPS, similar to a stock split. At the time of the spin-off, the Drive Shack options were converted to awards of New Senior, and, therefore, there were no potentially dilutive securities outstanding for historical periods. For 2014, the Company determined its weighted average diluted shares outstanding assuming that the date of New Senior's separation from Drive Shack was the beginning of the period.

During the years ended December 31, 2016, 2015 and 2014, 539,783, 635,624 and 162,563 potentially dilutive shares, respectively, were excluded given the Company’s loss position, so basic EPS and diluted EPS were the same for each reporting period.

14.	CONCENTRATION OF CREDIT RISK
The following graphs present the Company's managed properties and triple net lease properties as a percentage of the Company's real estate investments (based on their carrying amount):
Managed Properties
The following table presents the properties managed by Holiday and Blue Harbor as a percentage of segment real estate investments, net, segment revenue and segment NOI:

	As of and for the year ended December 31,
	2016		2015		2014
	Holiday	Blue Harbor	Holiday	Blue Harbor	Holiday	Blue Harbor
Segment Real Estate Investments, Net	78.2%	17.5%	77.9%	17.5%	44.2%	53.0%
Segment Revenue	65.9%	29.6%	57.7%	38.8%	45.4%	54.4%
Segment NOI	72.3%	24.2%	62.2%	34.4%	41.8%	57.9%

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014
(dollars in thousands, except share data)

Because Holiday and Blue Harbor manage, but do not lease the Company's properties in the Managed Properties segment, the Company is not directly exposed to their credit risk in the same manner or to the same extent as that of the Company's triple net lease tenants. However, the Company relies on Holiday and Blue Harbor's personnel, expertise, accounting resources and information systems, proprietary information, good faith and judgment to manage the Company's properties efficiently and effectively. The Company also relies on Holiday and Blue Harbor to otherwise operate the Company's properties in compliance with the terms of the Property Management Agreements, although the Company has various rights as the property owner to terminate and exercise remedies under the Property Management Agreements. Holiday's and Blue Harbor’s inability or unwillingness to satisfy their obligations under those agreements, to efficiently and effectively manage the Company's properties, or to provide timely and accurate accounting information could have a material adverse effect on the Company. Additionally, significant changes in Holiday's and Blue Harbor’s senior management or adverse developments in their business and affairs or financial condition could have a material adverse effect on the Company.
Triple Net Lease Properties
The following table presents lease agreements with the tenant for the Holiday Portfolios as a percentage of the Company's total revenue and total NOI:

	Year Ended December 31,
	2016	2015	2014
Total Revenue	18.9%	23.0%	35.0%
Total NOI	38.9%	45.0%	62.5%
Pursuant to the triple net lease arrangements, the tenants are contractually obligated to pay for all property-related expenses, including maintenance, utilities, taxes, insurance, repairs, capital improvements and the payroll expense of property-level employees. If any tenant defaults under the lease, material adverse effects may include loss in revenues and funding of certain property related costs. In addition, each of the leases requires the tenant to comply with the terms of mortgage financing documents, if any, affecting the properties and has guaranty and cross default provisions tied to other leases with the same tenant.

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
December 31, 2016, 2015 and 2014
(dollars in thousands, except share data)

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
The following table sets forth future contracted minimum rents from tenants within the Triple Net Lease Properties segment, excluding contingent payment escalations, as of December 31, 2016:

Years Ending December 31
2017	$95,230
2018	98,471
2019	101,715
2020	105,067
2021	108,531
Thereafter	1,126,284
Total future minimum rents	$1,635,298

16.	COMMITMENTS AND CONTINGENCIES
As of December 31, 2016, management believes there are no material contingencies that would affect the Company’s results of operations, cash flows or financial position.

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

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014
(dollars in thousands, except share data)

Certain Tax-Related Covenants

If New Senior is treated as a successor to Drive Shack under applicable U.S. federal income tax rules, and if Drive Shack failed to qualify as a REIT for a taxable year ending on or before December 31, 2015, New Senior could be prohibited from electing to be a REIT. Accordingly, in the separation and distribution agreement entered into to effect our spin-off from Drive Shack (“Separation and Distribution Agreement”), Drive Shack (i) represented that it had no knowledge of any fact or circumstance that would cause New Senior to fail to qualify as a REIT, (ii) covenanted to use commercially reasonable efforts to cooperate with New Senior as necessary to enable New Senior to qualify for taxation as a REIT and receive customary legal opinions concerning REIT status, including providing information and representations to New Senior and its tax counsel with respect to the composition of Drive Shack’s income and assets, the composition of its stockholders and its operation as a REIT, and (iii) covenanted to use its reasonable best efforts to maintain its REIT status for each of Drive Shack’s taxable years ending on or before December 31, 2015 (unless Drive Shack obtains an opinion from a nationally recognized tax counsel or a private letter ruling from the Internal Revenue Service (“IRS”) to the effect that Drive Shack’s failure to maintain its REIT status will not cause New Senior to fail to qualify as a REIT under the successor REIT rule referred to above).

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

Environmental Costs

As a commercial real estate owner, the Company is subject to potential environmental costs. As of December 31, 2016, management of the Company is not aware of any environmental concerns that would have a material adverse effect on the Company’s financial position or results of operations.

Capital Improvement, Repair and Lease Commitments

The Company is committed to making $4,000 immediately available for capital improvements to the triple net lease properties under the LCS Portfolio, of which $3,851 has been funded as of December 31, 2016. The Company also agreed to make available an additional $11,500 at certain intervals over the 15 year lease period to be used for further capital improvements. Upon funding the capital improvements, the Company will be entitled to a rent increase. Additionally, the Company is committed under the Watermark triple net lease property to make $1,000 available for lender mandated repairs, of which $334 has been funded as of December 31, 2016. The Company has also agreed to make $1,000 available for additional capital improvements during the 15 year lease period. Upon funding the capital improvements, the Company will be entitled to a rent increase.

17.	SUBSEQUENT EVENTS
These consolidated financial statements include a discussion of material events, if any, which have occurred subsequent to December 31, 2016 (referred to as subsequent events) through the issuance of the consolidated financial statements.

During January 2017, the Company issued an aggregate of 13,969 shares of its common stock to independent directors as compensation.

On January 31, 2017, the Company sold two AL/MC properties with a net carrying value for real estate investments of $10,774 for a purchase price of $15,500, resulting in a gain of approximately $4,000. In connection with this sale, the Company repaid $14,730 of debt.

On February 27, 2017, the Company's board of directors declared a cash dividend on its common stock of $0.26 per common share for the quarter ended December 31, 2016. The dividend is payable on March 22, 2017 to shareholders of record on March 10, 2017.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014
(dollars in thousands, except share data)

18.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarter Ended				Year Ended December 31
2016	March 31	June 30	September 30	December 31
Revenue	$117,945	$118,541	$118,457	$117,495	$472,438
Net operating income	57,320	57,935	57,103	57,053	229,411
Loss before income taxes	(22,074)	(27,883)	(19,459)	(2,394)	(71,810)
Income tax (benefit) expense	(226)	(525)	782	408	439
Net loss	$(21,848)	$(27,358)	$(20,241)	$(2,802)	$(72,249)

Loss per share of common stock
Basic and diluted	$(0.26)	$(0.33)	$(0.25)	$(0.03)	$(0.88)
Weighted average number of shares of common stock outstanding
Basic and diluted	83,066,599	82,114,218	82,126,397	82,127,247	82,357,349

2015
Revenue	$73,860	$91,200	$104,985	$118,433	$388,478
Net operating income	39,589	48,376	53,225	57,745	198,935
Loss before income taxes	(21,348)	(21,061)	(18,337)	(25,334)	(86,080)
Income tax (benefit) expense	(95)	129	(378)	(3,311)	(3,655)
Net loss	$(21,253)	$(21,190)	$(17,959)	$(22,023)	$(82,425)

Loss per share of common stock
Basic and diluted	$(0.32)	$(0.32)	$(0.21)	$(0.26)	$(1.08)
Weighted average number of shares of common stock outstanding
Basic and diluted	66,415,415	66,857,483	86,533,384	86,271,022	76,601,161

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

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2016
(dollars in thousands)

		Location			Initial Cost to the Company				Gross Amount Carried at Close of Period
Property Name	Type	City	State	Encumbrances (A)	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Total (B)	Accumulated Depreciation	Net Book Value	Year Constructed / Renovated	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Managed Properties
Andover Place	IL	Little Rock	AR	13,995	629	14,664	783	173	629	14,717	903	16,249	(791)	15,458	1991/NA	2015	3-40 years
Desert Flower	AL/MC	Scottsdale	AZ	17,452	2,295	16,901	101	659	2,295	17,336	325	19,956	(2,293)	17,663	1999/2005	2012	3-40 years
Arcadia Place	IL	Vista	CA	16,575	1,569	14,252	804	248	1,569	14,343	961	16,873	(839)	16,034	1989/NA	2015	3-40 years
Chateau at Harveston	IL	Temecula	CA	25,275	1,564	27,532	838	87	1,564	27,578	879	30,021	(1,553)	28,468	2008/NA	2015	3-40 years
Golden Oaks	IL	Yucaipa	CA	22,735	772	24,989	867	146	772	25,036	966	26,774	(1,519)	25,255	2008/NA	2015	3-40 years
Orchard Park	AL/MC	Clovis	CA	16,331	1,126	16,889	45	607	1,126	17,273	268	18,667	(2,237)	16,430	1998/2007	2012	3-40 years
Rancho Village	IL	Palmdale	CA	18,660	323	22,341	882	283	323	22,382	1,124	23,829	(1,410)	22,419	2008/NA	2015	3-40 years
Sunshine Villa	AL/MC	Santa Cruz	CA	21,145	2,243	21,082	58	590	2,243	21,413	317	23,973	(2,800)	21,173	1990/NA	2012	3-40 years
The Remington	IL	Hanford	CA	13,628	1,300	16,003	825	351	1,300	16,099	1,080	18,479	(880)	17,599	1997/NA	2015	3-40 years
The Springs of Escondido	IL	Escondido	CA	15,375	670	14,392	721	622	670	14,678	1,057	16,405	(807)	15,598	1986/NA	2015	3-40 years
The Springs of Napa	IL	Napa	CA	15,408	2,419	11,978	700	158	2,419	11,999	837	15,255	(748)	14,507	1996/NA	2015	3-40 years
Quincy Place	IL	Denver	CO	16,435	1,179	18,200	825	(199)	1,179	18,277	549	20,005	(939)	19,066	1996/NA	2015	3-40 years
Augustine Landing	IL	Jacksonville	FL	19,076	680	19,635	770	115	680	19,666	854	21,200	(962)	20,238	1999/NA	2015	3-40 years
Balmoral	AL/MC	Lake Placid	FL	2,415	1,173	4,548	838	311	1,173	4,619	1,078	6,870	(1,178)	5,692	2007/NA	2013	3-40 years
Barkley Place	AL/MC	Fort Myers	FL	11,395	1,929	9,158	1,040	782	1,929	9,632	1,348	12,909	(1,557)	11,352	1988/NA	2013	3-40 years
Bayside Terrace	AL/MC	Pinellas Park	FL	7,740	1,407	9,481	848	1,134	1,407	9,952	1,511	12,870	(1,859)	11,011	1986/2007	2013	3-40 years
Bradenton Oaks	AL/MC	Bradenton	FL	5,250	1,161	9,207	748	941	1,161	9,768	1,128	12,057	(1,654)	10,403	1973/1988	2013	3-40 years
Forest Oaks	AL/MC	Spring Hill	FL	7,107	787	5,614	529	263	787	5,673	733	7,193	(1,010)	6,183	1988/2006	2013	3-40 years
Grace Manor	AL/MC	Port Orange	FL	4,146	950	4,482	135	81	950	4,511	187	5,648	(276)	5,372	2011/NA	2015	3-40 years
Lake Morton Plaza	AL/MC	Lakeland	FL	8,605	1,098	14,707	918	562	1,098	14,884	1,303	17,285	(2,132)	15,153	1984/NA	2013	3-40 years
Marion Woods	IL	Ocala	FL	19,936	540	20,048	882	266	540	20,126	1,070	21,736	(1,099)	20,637	2003/NA	2015	3-40 years
Renaissance	AL/MC	Sanford	FL	5,260	1,390	8,901	629	886	1,390	9,405	1,011	11,806	(1,506)	10,300	1984/NA	2013	3-40 years
Royal Palm	AL/MC	Port Charlotte	FL	14,350	2,019	13,696	1,370	1,332	2,019	14,321	2,077	18,417	(2,529)	15,888	1985/NA	2013	3-40 years
Spring Haven	AL/MC	Winter Haven	FL	18,199	3,446	21,523	1,477	1,829	3,446	22,780	2,049	28,275	(3,397)	24,878	1984/NA	2013	3-40 years
Spring Oaks	AL/MC	Brooksville	FL	5,625	700	5,077	439	290	700	5,140	666	6,506	(927)	5,579	1988/NA	2013	3-40 years
Sterling Court	IL	Deltona	FL	9,365	1,095	13,960	954	171	1,095	14,055	1,030	16,180	(1,078)	15,102	2008/NA	2015	3-40 years
Summerfield	AL/MC	Bradenton	FL	12,435	1,367	14,361	1,247	1,222	1,367	14,596	2,234	18,197	(2,598)	15,599	1988/NA	2013	3-40 years
Sunset Lake Village	AL/MC	Venice	FL	10,055	1,073	13,254	838	419	1,073	13,343	1,168	15,584	(1,961)	13,623	1998/NA	2013	3-40 years
The Grande	AL/MC	Brooksville	FL	7,410	1,754	8,536	569	884	1,754	9,050	939	11,743	(1,405)	10,338	1960/2012	2013	3-40 years
University Pines	IL	Pensacola	FL	21,057	1,080	19,150	777	137	1,080	19,238	826	21,144	(935)	20,209	1996/NA	2015	3-40 years
Venetian Gardens	IL	Venice	FL	16,565	865	21,173	860	284	865	21,241	1,076	23,182	(1,386)	21,796	2007/NA	2015	3-40 years
Village Place	AL/MC	Port Charlotte	FL	8,365	1,064	8,503	679	589	1,064	8,593	1,178	10,835	(1,482)	9,353	1998/NA	2013	3-40 years
Windward Palms	IL	Boynton Beach	FL	16,805	1,564	20,097	867	318	1,564	20,308	974	22,846	(1,363)	21,483	2007/NA	2015	3-40 years
Ivy Springs Manor	AL/MC	Buford	GA	13,704	1,230	13,067	270	144	1,230	13,131	350	14,711	(721)	13,990	2012/NA	2015	3-40 years
Pinegate	IL	Macon	GA	12,902	540	12,290	811	167	540	12,346	922	13,808	(734)	13,074	2001/NA	2015	3-40 years

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2016
(dollars in thousands)

		Location			Initial Cost to the Company				Gross Amount Carried at Close of Period
Property Name	Type	City	State	Encumbrances (A)	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Total (B)	Accumulated Depreciation	Net Book Value	Year Constructed / Renovated	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Kalama Heights	IL	Kihei	HI	22,896	3,360	27,212	846	219	3,360	27,300	977	31,637	(1,339)	30,298	2000/NA	2015	3-40 years
Willow Park	AL/MC	Boise	ID	13,621	1,456	13,548	58	468	1,456	13,883	191	15,530	(1,891)	13,639	1997/2011	2012	3-40 years
Grandview	AL/MC	Peoria	IL	11,500	1,606	12,015	280	83	1,606	12,080	298	13,984	(819)	13,165	2014	2014	3-40 years
Redbud Hills	IL	Bloomington	IN	16,500	2,140	17,839	797	170	2,140	17,919	887	20,946	(927)	20,019	1998/NA	2015	3-40 years
Greenwood Terrace	IL	Lenexa	KS	19,643	950	21,883	811	821	950	21,982	1,533	24,465	(1,140)	23,325	2003/NA	2015	3-40 years
Waterview Court	IL	Shreveport	LA	6,530	1,267	4,070	376	637	1,267	4,519	564	6,350	(553)	5,797	1999/NA	2015	3-40 years
Bluebird Estates	IL	East Longmeadow	MA	22,085	5,745	24,591	954	97	5,745	24,626	1,016	31,387	(1,662)	29,725	2008/NA	2015	3-40 years
Quail Run Estates	IL	Agawam	MA	18,799	1,410	21,330	853	352	1,410	21,378	1,157	23,945	(1,212)	22,733	1996/NA	2015	3-40 years
Ashford Court	IL	Westland	MI	9,360	1,500	9,000	450	568	1,500	9,387	631	11,518	(1,154)	10,364	1988/1992/1997	2014	3-40 years
Genesee Gardens	IL	Flint Township	MI	15,900	420	17,080	825	349	420	17,318	936	18,674	(890)	17,784	2001/NA	2015	3-40 years
Sterling Place	IL	Southfield	MI	3,920	463	2,707	251	495	463	2,866	587	3,916	(395)	3,521	1986/NA	2015	3-40 years
The Gardens	AL/MC	Ocean Springs	MS	6,185	850	7,034	460	365	850	7,231	628	8,709	(768)	7,941	1999/2004/2013	2014	3-40 years
Aspen View	IL	Billings	MT	14,110	930	22,611	881	(289)	930	22,702	501	24,133	(1,143)	22,990	1996/NA	2015	3-40 years
Cedar Ridge	IL	Burlington	NC	15,637	1,030	20,330	832	129	1,030	20,364	927	22,321	(986)	21,335	2006/NA	2015	3-40 years
Courtyards at Berne Village	AL/MC	New Bern	NC	19,970	1,657	12,893	1,148	750	1,657	13,170	1,621	16,448	(2,281)	14,167	1985/2004	2013	3-40 years
Crescent Heights	IL	Concord	NC	21,285	1,960	21,290	867	168	1,960	21,345	980	24,285	(1,424)	22,861	2008/NA	2015	3-40 years
Forsyth Court	IL	Winston Salem	NC	13,440	1,428	13,286	499	569	1,428	13,628	726	15,782	(982)	14,800	1989/NA	2015	3-40 years
Lodge at Wake Forest	IL	Wake Forest	NC	22,820	1,209	22,571	867	213	1,209	22,631	1,020	24,860	(1,421)	23,439	2008/NA	2015	3-40 years
Shads Landing	IL	Charlotte	NC	22,005	1,939	21,988	846	105	1,939	22,028	911	24,878	(1,495)	23,383	2008/NA	2015	3-40 years
Woods at Holly Tree	IL	Wilmington	NC	27,382	3,310	24,934	811	192	3,310	24,987	950	29,247	(1,229)	28,018	2001/NA	2015	3-40 years
Rolling Hills Ranch	IL	Omaha	NE	14,475	1,022	16,251	846	12	1,022	16,327	782	18,131	(1,149)	16,982	2007/NA	2015	3-40 years
Kirkwood Corners	AL/MC	Lee	NH	2,490	578	1,847	124	215	578	1,944	242	2,764	(298)	2,466	1996	2014	3-40 years
Maple Suites	IL	Dover	NH	25,205	1,084	30,943	838	168	1,084	31,011	938	33,033	(1,967)	31,066	2007/NA	2015	3-40 years
Pine Rock Manor	AL/MC	Warner	NH	8,175	780	8,580	378	317	780	8,761	514	10,055	(1,061)	8,994	1994	2014	3-40 years

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2016
(dollars in thousands)

		Location			Initial Cost to the Company				Gross Amount Carried at Close of Period
Property Name	Type	City	State	Encumbrances (A)	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Total (B)	Accumulated Depreciation	Net Book Value	Year Constructed / Renovated	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Pines of New Market	AL/MC	Newmarket	NH	5,950	629	4,879	353	217	629	4,997	452	6,078	(607)	5,471	1999	2014	3-40 years
Montara Meadows	IL	Las Vegas	NV	11,670	1,840	11,654	1,206	986	1,840	11,935	1,911	15,686	(953)	14,733	1986/NA	2015	3-40 years
Manor at Woodside	IL	Poughkeepsie	NY	17,365	—	12,130	670	689	—	12,610	879	13,489	(1,838)	11,651	2001/NA	2013	3-40 years
Alexis Gardens	IL	Toledo	OH	17,384	450	18,412	811	210	450	18,474	959	19,883	(959)	18,924	2002/NA	2015	3-40 years
Copley Place	IL	Copley	OH	15,500	553	19,125	867	128	553	19,193	927	20,673	(1,265)	19,408	2008/NA	2015	3-40 years
Laurelwood	AL/MC	Dayton	OH	6,900	1,056	7,755	750	571	1,056	7,912	1,164	10,132	(1,295)	8,837	1994/NA	2014	3-40 years
Lionwood	IL	Oklahoma City	OK	4,580	744	5,180	383	296	744	5,348	511	6,603	(491)	6,112	2000/NA	2015	3-40 years
Parkrose Chateau	IL	Portland	OR	12,569	2,740	17,472	749	246	2,740	17,584	883	21,207	(915)	20,292	1991/NA	2015	3-40 years
Sheldon Park	AL/MC	Eugene	OR	19,607	929	20,662	91	530	929	21,078	205	22,212	(2,704)	19,508	1998/NA	2012	3-40 years
Stone Lodge	IL	Bend	OR	19,675	1,200	25,753	790	134	1,200	25,797	880	27,877	(1,176)	26,701	1999/NA	2015	3-40 years
Glen Riddle	AL/MC	Media	PA	20,000	1,932	16,169	870	656	1,932	16,517	1,178	19,627	(2,265)	17,362	1995/NA	2013	3-40 years
Niagara Village	IL	Erie	PA	12,845	750	16,544	790	229	750	16,577	986	18,313	(885)	17,428	1999/NA	2015	3-40 years
Schenley Gardens	AL/MC	Pittsburgh	PA	6,500	3,227	11,521	410	945	3,227	12,088	788	16,103	(1,662)	14,441	1996/NA	2013	3-40 years
Indigo Pines	IL	Hilton Head	SC	15,334	2,850	15,970	832	677	2,850	16,036	1,443	20,329	(883)	19,446	1999/NA	2015	3-40 years
Holiday Hills Estates	IL	Rapid City	SD	12,063	430	22,209	790	148	430	22,260	887	23,577	(1,037)	22,540	1999/NA	2015	3-40 years
Echo Ridge	IL	Knoxville	TN	20,910	1,522	21,469	770	97	1,522	21,506	830	23,858	(1,072)	22,786	1997/NA	2015	3-40 years
Maple Court	AL/MC	Powell	TN	3,720	761	6,482	305	88	761	6,489	386	7,636	(595)	7,041	2013	2014	3-40 years
Raintree Terrace	AL/MC	Knoxville	TN	7,430	643	8,643	490	433	643	8,764	802	10,209	(1,002)	9,207	2012	2014	3-40 years
Courtyards at River Park	AL/MC	Fort Worth	TX	20,775	2,140	16,671	672	1,120	2,140	17,406	1,057	20,603	(2,859)	17,744	1986/NA	2012	3-40 years
Cypress Woods	IL	Kingwood	TX	17,800	1,376	19,815	860	139	1,376	19,892	922	22,190	(1,316)	20,874	2008/NA	2015	3-40 years
Legacy at Bear Creek	AL/MC	Keller	TX	11,375	1,770	11,468	810	98	1,770	11,496	880	14,146	(597)	13,549	2013/NA	2015	3-40 years
Legacy at Georgtown	AL/MC	Georgetown	TX	14,625	3,540	14,653	840	52	3,540	14,679	866	19,085	(728)	18,357	2013/NA	2015	3-40 years
Windsor	AL/MC	Dallas	TX	33,875	5,580	31,306	1,250	659	5,580	31,712	1,503	38,795	(2,651)	36,144	1972/2009	2014	3-40 years
Canyon Creek	AL/MC	Cottonwood Heights	UT	16,146	1,488	16,308	59	501	1,488	16,574	294	18,356	(2,197)	16,159	2001/NA	2012	3-40 years
Chateau Brickyard	IL	Salt Lake City	UT	6,600	700	3,297	15	816	700	3,841	287	4,828	(716)	4,112	1984/2007	2012	3-40 years
Golden Living	AL/MC	Taylorsville	UT	7,455	1,111	3,126	39	608	1,111	3,456	317	4,884	(690)	4,194	1976/1994	2012	3-40 years
Heritage Place	AL/MC	Bountiful	UT	13,970	570	9,558	50	1,243	570	10,404	447	11,421	(1,641)	9,780	1978/2000	2012	3-40 years
Olympus Ranch	IL	Murray	UT	18,890	1,407	20,515	846	202	1,407	20,666	897	22,970	(1,265)	21,705	2008/NA	2015	3-40 years
Elm Park Estates	IL	Roanoke	VA	13,582	990	15,648	770	223	990	15,676	965	17,631	(820)	16,811	1991/NA	2015	3-40 years
Heritage Oaks	IL	Richmond	VA	11,550	1,630	9,570	705	648	1,630	9,866	1,057	12,553	(1,584)	10,969	1987/NA	2013	3-40 years
Bridge Park	IL	Seattle	WA	15,890	2,315	18,607	1,135	183	2,315	18,663	1,262	22,240	(1,300)	20,940	2008/NA	2015	3-40 years
Peninsula	IL	Gig Harbor	WA	21,455	2,085	21,983	846	90	2,085	22,034	885	25,004	(1,346)	23,658	2008/NA	2015	3-40 years
The Jefferson	IL	Middleton	WI	13,394	1,460	15,540	804	148	1,460	15,580	912	17,952	(842)	17,110	2005/NA	2015	3-40 years
Managed Properties Total				1,312,098	133,513	1,395,618	63,470	38,035	133,513	1,414,006	83,117	1,630,636	(120,907)	1,509,729

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2016
(dollars in thousands)

		Location			Initial Cost to the Company				Gross Amount Carried at Close of Period
Property Name	Type	City	State	Encumbrances (A)	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Total (B)	Accumulated Depreciation	Net Book Value	Year Constructed / Renovated	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Triple Net Lease
Vista de la Montana	IL	Surprise	AZ	9,313	1,131	11,077	635	—	1,131	11,077	635	12,843	(1,258)	11,585	1998/NA	2013	3-40 years
Simi Hills	IL	Simi Valley	CA	18,991	3,209	21,999	730	—	3,209	21,999	730	25,938	(2,145)	23,793	2006/NA	2013	3-40 years
The Westmont	IL	Santa Clara	CA	13,634	—	18,049	754	—	—	18,049	754	18,803	(1,901)	16,902	1991/NA	2013	3-40 years
Courtyard at Lakewood	IL	Lakewood	CO	11,623	1,327	14,198	350	—	1,327	14,198	350	15,875	(1,339)	14,536	1992/NA	2013	3-40 years
Greeley Place	IL	Greeley	CO	10,757	237	13,859	596	—	237	13,859	596	14,692	(1,426)	13,266	1986/NA	2013	3-40 years
Parkwood Estates	IL	Fort Collins	CO	14,145	638	18,055	627	—	638	18,055	627	19,320	(1,769)	17,551	1987/NA	2013	3-40 years
Pueblo Regent	IL	Pueblo	CO	10,604	446	13,800	377	—	446	13,800	377	14,623	(1,280)	13,343	1985/NA	2013	3-40 years
Lodge at Cold Spring	IL	Rocky Hill	CT	19,152	—	25,807	605	—	—	25,807	605	26,412	(2,353)	24,059	1998/NA	2013	3-40 years
Village Gate	IL	Farmington	CT	19,660	3,591	23,254	268	—	3,591	23,254	268	27,113	(1,928)	25,185	1989/NA	2013	3-40 years
Cherry Laurel	IL	Tallahassee	FL	16,273	1,100	20,457	669	—	1,100	20,457	669	22,226	(2,004)	20,222	2001/NA	2013	3-40 years
Desoto Beach Club	IL	Sarasota	FL	18,510	668	23,944	669	—	668	23,944	669	25,281	(2,262)	23,019	2005/NA	2013	3-40 years
Regency Residence	IL	Port Richey	FL	11,685	1,100	14,088	771	—	1,100	14,088	771	15,959	(1,544)	14,415	1987/NA	2013	3-40 years
Illahee Hills	IL	Urbandale	IA	9,536	694	11,980	476	—	694	11,980	476	13,150	(1,228)	11,922	1995/NA	2013	3-40 years
Palmer Hills	IL	Bettendorf	IA	9,305	1,488	10,878	466	—	1,488	10,878	466	12,832	(1,118)	11,714	1990/NA	2013	3-40 years
Blair House	IL	Normal	IL	11,315	329	14,498	627	—	329	14,498	627	15,454	(1,513)	13,941	1989/NA	2013	3-40 years
Grasslands Estates	IL	Wichita	KS	14,053	504	17,888	802	—	504	17,888	802	19,194	(1,878)	17,316	2001/NA	2013	3-40 years
Thornton Place	IL	Topeka	KS	11,222	327	14,415	734	—	327	14,415	734	15,476	(1,566)	13,910	1998/NA	2013	3-40 years
Jackson Oaks	IL	Paducah	KY	14,882	267	19,195	864	—	267	19,195	864	20,326	(2,013)	18,313	2004/NA	2013	3-40 years
Summerfield Estates	IL	Shreveport	LA	4,600	525	5,584	175	—	525	5,584	175	6,284	(532)	5,752	1988/NA	2013	3-40 years
Blue Water Lodge	IL	Fort Gratiot	MI	12,395	62	16,034	833	—	62	16,034	833	16,929	(1,771)	15,158	2001/NA	2013	3-40 years
Briarcrest Estates	IL	Ballwin	MO	13,390	1,255	16,510	525	—	1,255	16,510	525	18,290	(1,594)	16,696	1990/NA	2013	3-40 years
Country Squire	IL	St. Joseph	MO	13,065	864	16,353	627	—	864	16,353	627	17,844	(1,660)	16,184	1990/NA	2013	3-40 years
Orchid Terrace	IL	St. Louis	MO	20,689	1,061	26,636	833	—	1,061	26,636	833	28,530	(2,555)	25,975	2006/NA	2013	3-40 years
Chateau Ridgeland	IL	Ridgeland	MS	6,427	967	7,277	535	—	967	7,277	535	8,779	(907)	7,872	1986/NA	2013	3-40 years
Grizzly Peak	IL	Missoula	MT	12,749	309	16,447	658	—	309	16,447	658	17,414	(1,666)	15,748	1997/NA	2013	3-40 years
Durham Regent	IL	Durham	NC	18,720	1,061	24,149	605	—	1,061	24,149	605	25,815	(2,228)	23,587	1989/NA	2013	3-40 years
Jordan Oaks	IL	Cary	NC	17,202	2,103	20,847	774	—	2,103	20,847	774	23,724	(2,088)	21,636	2003/NA	2013	3-40 years
Sky Peaks	IL	Reno	NV	15,561	1,061	19,793	605	—	1,061	19,793	605	21,459	(1,927)	19,532	2002/NA	2013	3-40 years
Fleming Point	IL	Greece	NY	16,116	699	20,644	668	—	699	20,644	668	22,011	(1,999)	20,012	2004/NA	2013	3-40 years
Maple Downs	IL	Fayetteville	NY	19,846	782	25,656	668	—	782	25,656	668	27,106	(2,378)	24,728	2003/NA	2013	3-40 years
Stoneybrook Lodge	IL	Corvallis	OR	15,013	1,543	18,119	843	—	1,543	18,119	843	20,505	(1,922)	18,583	1999/NA	2013	3-40 years
Fountains at Hidden Lakes	IL	Salem	OR	5,417	903	6,568	—	—	903	6,568	—	7,471	(552)	6,919	1990/NA	2013	3-40 years
Hidden Lakes	IL	Salem	OR	13,720	1,389	16,639	893	—	1,389	16,639	893	18,921	(1,828)	17,093	1990/NA	2013	3-40 years
Rock Creek	IL	Hillsboro	OR	10,069	1,617	11,783	486	—	1,617	11,783	486	13,886	(1,203)	12,683	1996/NA	2013	3-40 years

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2016
(dollars in thousands)

		Location			Initial Cost to the Company				Gross Amount Carried at Close of Period
Property Name	Type	City	State	Encumbrances (A)	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Total (B)	Accumulated Depreciation	Net Book Value	Year Constructed / Renovated	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Sheldon Oaks	IL	Eugene	OR	14,235	1,577	17,380	675	—	1,577	17,380	675	19,632	(1,768)	17,864	1995/NA	2013	3-40 years
The Regent	IL	Corvallis	OR	6,569	1,111	7,720	228	—	1,111	7,720	228	9,059	(725)	8,334	1983/NA	2013	3-40 years
Essex House	IL	Lemoyne	PA	19,908	936	25,585	668	—	936	25,585	668	27,189	(2,366)	24,823	2002/NA	2013	3-40 years
Manor at Oakridge	IL	Harrisburg	PA	18,951	992	24,379	764	—	992	24,379	764	26,135	(2,330)	23,805	2000/NA	2013	3-40 years
Walnut Woods	IL	Boyertown	PA	13,677	308	18,058	496	—	308	18,058	496	18,862	(1,677)	17,185	1997/NA	2013	3-40 years
Watermark at Logan Square	CCRC	Philadelphia	PA	51,921	8,575	46,031	2,380	325	8,575	46,286	2,450	57,311	(2,755)	54,556	1984/2009	2015	3-40 years
Uffelman Estates	IL	Clarksville	TN	8,298	625	10,521	298	—	625	10,521	298	11,444	(990)	10,454	1993/NA	2013	3-40 years
Arlington Plaza	IL	Arlington	TX	7,710	319	9,821	391	—	319	9,821	391	10,531	(1,012)	9,519	1987/NA	2013	3-40 years
The El Dorado	IL	Richardson	TX	10,430	1,316	12,220	710	—	1,316	12,220	710	14,246	(1,390)	12,856	1996/NA	2013	3-40 years
Ventura Place	IL	Lubbock	TX	14,642	1,018	18,034	946	—	1,018	18,034	946	19,998	(2,003)	17,995	1997/NA	2013	3-40 years
Dogwood Estates	IL	Denton	TX	14,678	1,002	18,525	714	—	1,002	18,525	714	20,241	(1,880)	18,361	2005/NA	2013	3-40 years
Madison Estates	IL	San Antonio	TX	12,070	1,528	14,850	268	—	1,528	14,850	268	16,646	(1,292)	15,354	1984/NA	2013	3-40 years
Pinewood Hills	IL	Flower Mound	TX	14,742	2,073	17,552	704	—	2,073	17,552	704	20,329	(1,802)	18,527	2007/NA	2013	3-40 years
The Bentley	IL	Dallas	TX	10,983	2,351	12,270	526	—	2,351	12,270	526	15,147	(1,268)	13,879	1996/NA	2013	3-40 years
Whiterock Court	IL	Dallas	TX	11,231	2,837	12,205	446	—	2,837	12,205	446	15,488	(1,230)	14,258	2001/NA	2013	3-40 years
Autumn Leaves	CCRC	Dallas	TX	16,410	3,851	18,728	1,097	1,293	3,851	19,975	1,143	24,969	(1,821)	23,148	1971/2012	2014	3-40 years
Monticello West	AL/MC	Dallas	TX	17,877	3,344	21,226	1,225	677	3,344	21,904	1,224	26,472	(1,990)	24,482	1980/2013	2014	3-40 years
Parkwood Healthcare	CCRC	Bedford	TX	13,143	2,746	15,463	755	—	2,746	15,463	755	18,964	(1,392)	17,572	1986/2008	2014	3-40 years
Parkwood Retirement	IL	Bedford	TX	10,240	2,829	11,639	306	651	2,829	12,290	306	15,425	(983)	14,442	1986/2007	2014	3-40 years
Signature Pointe	CCRC	Dallas	TX	25,129	5,192	29,486	1,579	131	5,192	29,566	1,630	36,388	(2,692)	33,696	1998/2013	2014	3-40 years
Walnut Place	CCRC	Dallas	TX	16,914	5,241	18,255	907	1,014	5,241	19,253	923	25,417	(1,691)	23,726	1980/2012	2014	3-40 years
Pioneer Valley Lodge	IL	North Logan	UT	14,430	1,049	17,920	740	—	1,049	17,920	740	19,709	(1,870)	17,839	2001/NA	2013	3-40 years
Colonial Harbor	IL	Yorktown	VA	16,418	2,211	19,523	689	—	2,211	19,523	689	22,423	(1,932)	20,491	2005/NA	2013	3-40 years
Oakwood Hills	IL	Eau Claire	WI	14,526	516	18,872	645	—	516	18,872	645	20,033	(1,867)	18,166	2003/NA	2013	3-40 years
Triple Net Lease Total				834,771	86,804	1,012,743	38,905	4,091	86,804	1,016,652	39,087	1,142,543	(98,061)	1,044,482
Grand Total				2,146,869	220,317	2,408,361	102,375	42,126	220,317	2,430,658	122,204	2,773,179	(218,968)	2,554,211

(A)	Excludes two properties that were classified as held for sale as of December 31, 2016.

(B)	For United States federal income tax purposes, the initial aggregate cost basis, including furniture, fixtures, and equipment, was approximately $2.80 billion as of December 31, 2016.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2016
(dollars in thousands)

The following is a rollforward of the gross carrying amount and accumulated depreciation (depreciation is calculated on a straight line basis using the estimated useful lives detailed in Note 2):

	Year Ended December 31,
Gross carrying amount	2016	2015	2014
Beginning of period	$2,790,928	$1,638,929	$1,373,428
Acquisitions	—	1,140,896	260,543
Additions	21,285	11,411	8,538
Sales and/or transfers to assets held for sale	(23,213)	—	—
Disposals and other	(15,821)	(308)	(3,580)
End of period	$2,773,179	$2,790,928	$1,638,929

Accumulated depreciation
Beginning of period	$(129,788)	$(56,988)	$(10,526)
Depreciation expense	(92,372)	(72,767)	(46,622)
Sales and/or transfers to assets held for sale	3,084	—	—
Disposals and other	108	(33)	160
Balance at end of year	$(218,968)	$(129,788)	$(56,988)

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2016, the Company’s internal controls over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference to our definitive proxy statement for the 2017 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A Exchange Act, within 120 days after the fiscal year ended December 31, 2016.

ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference to our definitive proxy statement for the 2017 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A Exchange Act, within 120 days after the fiscal year ended December 31, 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENFICIAL OWNERS AND MANAGEMENT AND REALTED STOCKHOLDER MATTERS
Incorporated by reference to our definitive proxy statement for the 2017 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A Exchange Act, within 120 days after the fiscal year ended December 31, 2016.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Incorporated by reference to our definitive proxy statement for the 2017 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A Exchange Act, within 120 days after the fiscal year ended December 31, 2016.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated by reference to our definitive proxy statement for the 2017 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A Exchange Act, within 120 days after the fiscal year ended December 31, 2016.

PART IV

ITEM 15. EXHIBITS; FINANCIAL STATEMENT SCHEDULES

(a)	Financial statements and schedules: See “Financial Statements and Supplementary Data” included in Part II, Item 8 of this Form 10-K
(b)	Exhibits filed with this Form 10-K:
2.1
Separation and Distribution Agreement dated October 16, 2014, between the Registrant and Drive Shack (incorporated by reference to Drive Shack’s Report on Form 10-Q, Exhibit 2.2, filed on November 5, 2014).

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
10.4
Purchase and Sale Agreement, dated November 18, 2013, by and between the Sellers named therein and the
Purchasers named therein (incorporated by reference to Drive Shack’s Report on Form 10-K, Exhibit 10.16, filed on March 3, 2014).

10.5
Master Lease, dated December 23, 2013, by and among the Landlords named therein and NCT Master Tenant I LLC (incorporated by reference to Drive Shack’s Report on Form 10-K, Exhibit 10.17, filed on March 3, 2014).

10.6
Guaranty of Lease, dated December 23, 2013, by Holiday AL Holdings LP in favor of the Landlords named therein (incorporated by reference to Drive Shack’s Report on Form 10-K, Exhibit 10.18, filed on March 3, 2014).

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

	21.1	Subsidiaries of the Registrant.
	23.1	Consent of Ernst & Young LLP, independent registered accounting firm.
	23.2	Consent of Ernst & Young LLP, independent auditors, relating to financial statements of Holiday AL Holdings LP.

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
EX-99.1	Consolidated Financial Statements of Holiday AL Holdings LP for the years ended December 31, 2016, 2015, and 2014.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
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

February 28, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Wesley R. Edens
Wesley R. Edens
Chairman of the Board

February 28, 2017

By:	/s/ Susan Givens
Susan Givens
Director and Chief Executive Officer

February 28, 2017

By:	/s/ Bhairav Patel
Bhairav Patel
Interim Chief Financial Officer, Treasurer and Principal Accounting Officer

February 28, 2017

By:	/s/ Virgis W. Colbert
Virgis W. Colbert
Director

February 28, 2017

By:	/s/ Michael D. Malone
Michael D. Malone
Director

February 28, 2017

By:	/s/ Stuart A. McFarland
Stuart A. McFarland
Director

February 28, 2017

By:	/s/ Cassia van der Hoof Holstein
Cassia van der Hoof Holstein
Director

February 28, 2017

By:	/s/ Robert Savage
Robert Savage
Director

February 28, 2017