Form 10-Q
period 2017-03-31
New Senior Investment Group Inc.
filed 2017-05-04
CIK 1610114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

(212) 479-3140
(Registrant’s telephone number, including area code)

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
☒ Yes  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company . See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	(Do not check if a smaller reporting company)
Smaller reporting company ☐		Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.
Common stock, $0.01 par value per share: 82,141,216 shares outstanding as of April 28, 2017.

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

•
concentration risk with respect to Holiday Retirement (“Holiday”), which, as of March 31, 2017, accounted for 74.8% of net operating income (“NOI”) from our Managed Properties segment and 78.9% of NOI from our Triple Net Lease Properties segment;

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Quarterly Report on Form 10-Q and the Company’s other public filings, which are available without charge through the Securities and Exchange Commission’s (“SEC”) website at http://www.sec.gov.

The Company acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding contractual provisions are required to make the statements in this report not misleading.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	March 31, 2017	December 31, 2016
Assets	(Unaudited)
Real estate investments:
Land	$220,317	$220,317
Buildings, improvements and other	2,557,814	2,552,862
Accumulated depreciation	(242,146)	(218,968)
Net real estate property	2,535,985	2,554,211
Acquired lease and other intangible assets	319,929	319,929
Accumulated amortization	(269,784)	(255,452)
Net real estate intangibles	50,145	64,477
Net real estate investments	2,586,130	2,618,688

Cash and cash equivalents	50,338	58,048
Straight-line rent receivables	78,339	73,758
Receivables and other assets, net	57,863	71,234
Total Assets	$2,772,670	$2,821,728

Liabilities and Equity
Liabilities
Mortgage notes payable, net	$2,113,276	$2,130,387
Due to affiliates	11,074	11,623
Accrued expenses and other liabilities	100,538	100,823
Total Liabilities	$2,224,888	$2,242,833

Commitments and contingencies (Note 13)

Equity
Preferred stock $0.01 par value, 100,000,000 shares authorized and none issued or outstanding as of both March 31, 2017 and December 31, 2016	$—	$—
Common stock $0.01 par value, 2,000,000,000 shares authorized, 82,141,216 and 82,127,247 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	821	821
Additional paid-in capital	898,057	897,918
Accumulated deficit	(351,096)	(319,844)
Total Equity	$547,782	$578,895

Total Liabilities and Equity	$2,772,670	$2,821,728

See notes to consolidated financial statements.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended March 31,
	2017	2016
Revenues
Resident fees and services	$86,726	$89,706
Rental revenue	28,247	28,239
Total revenues	114,973	117,945

Expenses
Property operating expense	59,584	60,625
Depreciation and amortization	37,518	47,367
Interest expense	23,066	22,788
Acquisition, transaction and integration expense	348	754
Management fees and incentive compensation to affiliate	3,824	3,928
General and administrative expense	4,011	4,370
Loss on extinguishment of debt	375	—
Other expense	135	187
Total expenses	$128,861	$140,019
Gain on sale of real estate	4,199	—
Loss Before Income Taxes	(9,689)	(22,074)
Income tax expense (benefit)	206	(226)
Net Loss	$(9,895)	$(21,848)

Loss Per Share of Common Stock
Basic and diluted (A)	$(0.12)	$(0.26)

Weighted Average Number of Shares of Common Stock Outstanding
Basic and diluted (B)	82,140,750	83,066,599

Dividends Declared Per Share of Common Stock	$0.26	$0.26

(A)
Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the additional dilutive effect, if any, of common stock equivalents during each period.

(B)	All outstanding options were excluded from the diluted share calculation as their effect would have been anti-dilutive.

See notes to consolidated financial statements.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)
(dollars in thousands, except share data)

	Common Stock
	Shares	Amount	Accumulated Deficit	Additional Paid-in Capital	Total Equity
Equity at December 31, 2016	82,127,247	$821	$(319,844)	$897,918	$578,895
Director’s shares issued	13,969	—	—	139	139
Dividends declared	—	—	(21,357)	—	(21,357)
Net loss	—	—	(9,895)	—	(9,895)
Equity at March 31, 2017	82,141,216	$821	$(351,096)	$898,057	$547,782

See notes to consolidated financial statements.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2017	2016
Cash Flows From Operating Activities
Net loss	$(9,895)	$(21,848)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of tangible assets and amortization of intangible assets	37,555	47,403
Amortization of deferred financing costs	2,465	2,428
Amortization of deferred community fees	(292)	(372)
Amortization of premium on mortgage notes payable	(144)	(146)
Non-cash straight line rent	(4,581)	(5,553)
Gain on sale of real estate	(4,199)	—
Loss on extinguishment of debt	375	—
Equity-based compensation	—	5
Provision for uncollectible receivables	645	523
Other non-cash expense	87	187
Changes in:
Receivables and other assets, net	179	317
Due to affiliates	(549)	949
Accrued expenses and other liabilities	185	(193)
Net cash provided by operating activities	$21,831	$23,700
Cash Flows From Investing Activities
Proceeds from the sale of real estate	$14,956	$—
Capital expenditures, net of insurance proceeds	(4,386)	(3,967)
Reimbursements (escrows) for capital expenditures, net	1,054	(1,182)
Deposits refunded for real estate investments	—	584
Net cash provided by (used in) investing activities	$11,624	$(4,565)
Cash Flows From Financing Activities
Principal payments of mortgage notes payable	$(4,900)	$(3,955)
Repayments of mortgage notes payable	(14,730)	—
Payment of exit fee on extinguishment of debt	(178)	—
Payment of common stock dividend	(21,357)	(21,356)
Repurchase of common stock	—	(30,840)
Net cash used in financing activities	$(41,165)	$(56,151)
Net Decrease in Cash and Cash Equivalents	(7,710)	(37,016)
Cash and Cash Equivalents, Beginning of Period	58,048	116,881
Cash and Cash Equivalents, End of Period	$50,338	$79,865

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$20,679	$20,365

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Issuance of common stock	$139	$—

See notes to consolidated financial statements.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2017
(dollars in thousands, except share data)

1.	ORGANIZATION

New Senior is a REIT primarily focused on investing in private pay senior housing properties. As of March 31, 2017, New Senior owned a diversified portfolio of 150 primarily private pay senior housing properties located across 37 states. The Company is listed on the New York Stock Exchange (“NYSE”) under the symbol “SNR” and is headquartered in New York, New York.

The Company operates in two reportable segments: (1) Managed Properties and (2) Triple Net Lease Properties.

Managed Properties – The Company has engaged property managers to manage 92 of its properties on a day-to-day basis under the Managed Properties segment. These properties consist of 53 dedicated independent living (“IL”) facilities and 39 properties with a combination of assisted living/memory care (“AL/MC”) facilities. The Company’s Managed Properties are managed by Holiday Retirement (“Holiday”), a portfolio company that is majority owned by private equity funds managed by an affiliate of FIG LLC (the “Manager”), a subsidiary of Fortress Investment Group LLC (“Fortress”), FHC Property Management LLC (together with its subsidiaries, “Blue Harbor”), an affiliate of the Manager, Jerry Erwin Associates, Inc. (“JEA”) and Thrive Senior Living LLC (“Thrive”), collectively, the “Property Managers,” under property management agreements (the “Property Management Agreements”). Under the Property Management Agreements, the Property Managers are responsible for the day-to-day operations of the Company’s senior housing properties and are entitled to a management fee in accordance with the terms of the Property Management Agreements.

The Company’s Property Management Agreements have initial five-year or ten-year terms, with successive, automatic one-year renewal periods. The Company pays property management fees of 5% to 7% of effective gross income pursuant to its Property Management Agreements with Holiday and, in some cases, Holiday is eligible to earn an incentive fee based on operating performance. The Company pays property management fees of 3% to 7% of gross revenues and, for certain properties, a property management fee based on a percentage of net operating income, pursuant to its property management agreements with other managers.

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

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP’’) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements include the accounts of New Senior and its consolidated subsidiaries. All significant intercompany transactions and balances have been eliminated. New Senior consolidates those entities in which it has control over significant operating, financial and investing decisions of the entity. As of March 31, 2017 and December 31, 2016, the Company did not have any investments in Variable Interest Entities (“VIEs”). VIEs are defined as entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included on Form 10-K for the year ended December 31, 2016, as filed with the SEC.

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2017
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

Significant Accounting Policies

There were no material changes to the Company’s significant accounting policies disclosed in the Company’s Form 10-K for the year ended December 31, 2016.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09 Revenues from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB deferred the effective date of this standard by one year, which will be for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company has begun its process of assessing the impact of the guidance. To date the Company’s assessment efforts include the identification of various revenue streams within the scope of the guidance and the evaluation of certain revenue contracts with residents. The Company continues to evaluate the standard (and related clarifying guidance issued by the FASB) and the allowable methods of adoption. ASU 2014-09 may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective). Although the Company’s evaluation of the guidance is ongoing, it does not expect the adoption to have a material impact on its consolidated financial statements as a substantial portion of its revenue consists of rental income from leasing arrangements, which is excluded from ASU 2014-09.

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

In November 2016, the FASB issued ASU 2016-18 Statement of Cash Flows (Topic 230) - Restricted Cash, related to the classification of restricted cash on the statement of cash flows. This ASU requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The effective date of the standard will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and early adoption is permitted. The Company is assessing the impact this guidance may have on its consolidated financial statements.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2017
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

3.	DISPOSITIONS

On January 31, 2017, the Company sold two AL/MC properties for total consideration of $14,956 and recognized a gain on sale of $4,199 which is included in “Gain on sale of real estate” in the Consolidated Statements of Operations. In connection with this sale, the Company repaid $14,730 of debt.

4.	SEGMENT REPORTING

As of March 31, 2017, the Company operated in two reportable business segments: Managed Properties and Triple Net Lease Properties. Under its Managed Properties segment, the Company invests in senior housing properties throughout the United States and engages property managers to manage those senior housing properties. Under its Triple Net Lease Properties segment, the Company invests in senior housing and healthcare properties throughout the United States and leases those properties to healthcare operating companies under triple net leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, taxes, insurance, repairs, capital improvements and the payroll expense of property-level employees.

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

Depreciation and amortization, interest expense, acquisition, transaction and integration expense, management fees and incentive compensation to affiliate, general and administrative expense, loss on extinguishment of debt, other expense (income), gain on sale of real estate and income tax expense (benefit) are not allocated to individual segments for purposes of assessing segment performance. There are no intersegment sales or transfers.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2017
(dollars in thousands, except share data)

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Triple Net Lease Properties	Managed Properties	Consolidated	Triple Net Lease Properties	Managed Properties	Consolidated
Revenues
Resident fees and services	$—	$86,726	$86,726	$—	$89,706	$89,706
Rental revenue	28,247	—	28,247	28,239	—	28,239
Less: Property operating expense	—	59,584	59,584	—	60,625	60,625
Segment NOI	$28,247	$27,142	$55,389	$28,239	$29,081	$57,320

Depreciation and amortization			37,518			47,367
Interest expense			23,066			22,788
Acquisition, transaction and integration expense			348			754
Management fees and incentive compensation to affiliate			3,824			3,928
General and administrative expense			4,011			4,370
Loss on extinguishment of debt			375			—
Other expense			135			187
Total expenses			69,277			79,394
Gain on sale of real estate			4,199			—
Loss before income taxes			(9,689)			(22,074)
Income tax expense (benefit)			206			(226)
Net Loss			$(9,895)			$(21,848)

Property operating expense includes property management fees, property-level payroll expense and travel reimbursement costs. See Note 10 for additional information on these expenses related to Blue Harbor and Holiday.

Assets by reportable business segment are reconciled to total assets as follows:

	March 31, 2017		December 31, 2016
Assets:	Amount	Percentage	Amount	Percentage
Triple Net Lease Properties	$1,146,002	41.3%	$1,151,102	40.8%
Managed Properties	1,607,355	58.0%	1,639,726	58.1%
All Other Assets (A)	19,313	0.7%	30,900	1.1%
Total Assets	$2,772,670	100.0%	$2,821,728	100.0%

(A)	Primarily consists of corporate cash and the deferred tax asset which is not directly attributable to the Company’s reportable business segments.

Rental revenue attributable to our triple net leases with Holiday accounted for 19.4% and 18.9% of the Company’s total revenues for the three months ended March 31, 2017 and 2016, respectively.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2017
(dollars in thousands, except share data)

The following table presents the percentage of total revenues by geographic location:

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	Number of Communities	% of Total Revenue	Number of Communities	% of Total Revenue
Florida	24	19.2%	26	19.6%
Texas	19	12.2%	19	12.0%
California	11	9.7%	12	10.1%
North Carolina	9	6.5%	9	6.2%
Pennsylvania	7	5.8%	7	6.2%
Oregon	9	4.8%	10	5.3%
Utah	6	4.2%	6	4.5%
Other	65	37.6%	65	36.1%
Total	150	100.0%	154	100.0%

5.	REAL ESTATE INVESTMENTS

	March 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value
Land	$220,317	$—	$220,317	$220,317	$—	$220,317
Building and improvements	2,432,702	(180,793)	2,251,909	2,430,658	(163,670)	2,266,988
Furniture, fixtures and equipment	125,112	(61,353)	63,759	122,204	(55,298)	66,906
Total real estate investments	$2,778,131	$(242,146)	$2,535,985	$2,773,179	$(218,968)	$2,554,211

Depreciation expense was $23,223 and $22,418 for the three months ended March 31, 2017 and 2016, respectively.

The following table summarizes the Company’s real estate intangibles:

	March 31, 2017				December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Amortization Period
Above/below market lease intangibles, net	$5,868	$(605)	$5,263	53.9 years	$5,868	$(556)	$5,312	53.7 years
In-place lease intangibles	308,265	(266,810)	41,455	2.7 years	308,265	(252,684)	55,581	2.7 years
Other intangibles	5,796	(2,369)	3,427	9.6 years	5,796	(2,212)	3,584	9.5 years
Total intangibles	$319,929	$(269,784)	$50,145		$319,929	$(255,452)	$64,477

Amortization expense was $14,295 and $24,949 for the three months ended March 31, 2017 and 2016, respectively. Additionally, amortization of above/below market leases was $37 and $36 for the three months ended March 31, 2017 and 2016, respectively, and is reported as a net reduction to “Rental revenue” in the Consolidated Statements of Operations.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2017
(dollars in thousands, except share data)

6.	RECEIVABLES AND OTHER ASSETS, NET

	March 31, 2017	December 31, 2016
Escrows held by lenders (A)	$34,735	$36,231
Prepaid expenses	4,045	3,617
Resident receivables, net	2,282	3,085
Deferred tax assets, net	8,525	8,660
Security deposits	3,303	3,238
Income tax receivable	786	1,313
Assets held for sale	—	10,824
Other assets and receivables	4,187	4,266
Total receivables and other assets	$57,863	$71,234

(A)	Represents amounts held by lenders in tax, insurance, replacement reserve and other escrow accounts that are related to mortgage notes collateralized by New Senior’s properties.

The following table summarizes the allowance for doubtful accounts and the related provision for resident receivables:

	Three Months Ended March 31,
	2017	2016
Balance, beginning of period	$976	$509
Provision for uncollectible receivables	645	523
Write-offs, net of recoveries	(502)	(281)
Balance, end of period	$1,119	$751

The provision for resident receivables and related write-offs are included in “Property operating expense” in the Consolidated Statements of Operations.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2017
(dollars in thousands, except share data)

7.	MORTGAGE NOTES PAYABLE, NET

	March 31, 2017					December 31, 2016
	Outstanding Face Amount	Carrying Value (A)	Maturity Date	Stated Interest Rate	Weighted Average Maturity (Years)	Outstanding Face Amount	Carrying Value (A)
Managed Properties
Fixed Rate	$604,030	$600,633	Dec 2018 - Sep 2025	3.65% to 6.76%	6.9	$604,749	$601,232
Floating Rate (B)	702,439	696,420	Oct 2020 - May 2022	1M LIBOR + 2.20% to 1M LIBOR + 2.70%	4.8	717,254	710,672
Triple Net Lease Properties
Fixed Rate (C)	679,722	665,791	Jan 2021 - Jan 2024	3.80% to 7.40%	5.0	683,137	667,579
Floating Rate	150,952	150,432	Oct 2017 - Apr 2018	3M LIBOR + 3.00% to 3M LIBOR + 3.25%	0.7	151,634	150,904
Total	$2,137,143	$2,113,276			5.2	$2,156,774	$2,130,387

(A)	The totals are reported net of deferred financing costs of $25,134 and $27,797 as of March 31, 2017 and December 31, 2016, respectively.

(B)	All of these loans have LIBOR caps that range between 3.30% and 3.80% as of March 31, 2017.

(C)
Includes loans with an outstanding face amount of $342,003 and $290,731, as of March 31, 2017, for which the Company bought down the interest rates to 4.00% and 3.80%, respectively, through January 2019. The interest rates will increase to 4.99% and 4.55%, respectively, thereafter.

In January 2017, the Company repaid $14,730 of debt associated with the sale of two properties in the Managed Properties segment and recognized a loss on extinguishment of debt of $375, which represents the write-off of related unamortized deferred financing costs and other exit fees.

The carrying value of the collateral relating to the fixed rate and floating rate mortgages was $1,583,492 and $1,002,301 as of March 31, 2017 and $1,600,019 and $1,018,245 as of December 31, 2016, respectively.

The Company’s mortgage notes payable contain various customary financial and other covenants, in some cases including Debt Service Coverage Ratio and Project Yield, as defined in the agreements. The Company was in compliance with the covenants in its mortgage notes payable agreements as of March 31, 2017.

The fair values of mortgage notes payable as of March 31, 2017 and December 31, 2016 was $2,118,388 and $2,137,097, respectively. Mortgage notes payable are not measured at fair value in the Consolidated Balance Sheets. The disclosed fair value of mortgage notes payable, classified as level 3 within the fair value hierarchy, is based on a discounted cash flow valuation model. Significant inputs in the model include amounts and timing of expected future cash flows and market yields which are constructed based on inputs implied from similar debt offerings.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2017
(dollars in thousands, except share data)

8.	DERIVATIVE INSTRUMENTS

As of March 31, 2017, the Company held interest rate caps to hedge future payments on floating rate debt obligations. The interest rate caps are carried at fair value and are included in “Receivables and other assets, net” in the Consolidated Balance Sheets. The Company estimates the fair value of these instruments using pricing models that consider forward yield curves, cap strike rates, cap volatility and discount rates, which are classified as level 2 inputs. Significant inputs to the valuation of level 2 derivatives can be verified to market transactions, broker or dealer quotations or other pricing sources with reasonable levels of price transparency. The Company does not apply hedge accounting. The fair value adjustment on the Company’s interest rate caps was a loss of $51 and $187 for the three months ended March 31, 2017 and 2016, respectively, and is included in “Other expense” in the Consolidated Statements of Operations.

The following table presents information related to the Company’s outstanding interest rate caps:

	March 31, 2017	December 31, 2016
Outstanding notional amount	$730,922	$731,007
LIBOR cap range	3.30% to 3.80%	3.30% to 3.80%
LIBOR cap effective date range	Mar 2015 to Sep 2020	Mar 2015 to Sep 2020
Fair value	$64	$115

9.	ACCRUED EXPENSES AND OTHER LIABILITIES

	March 31, 2017	December 31, 2016
Security deposits payable	$57,478	$57,186
Escrow liabilities (A)	10,140	10,503
Accounts payable	9,750	10,398
Mortgage interest payable	6,737	6,671
Deferred community fees, net	5,334	5,257
Rent collected in advance	3,693	3,180
Property tax payable	3,199	3,877
Other liabilities	4,207	3,751
Total accrued expenses and other liabilities	$100,538	$100,823

(A)	Represents amounts held by lenders in tax, insurance, replacement reserve and other escrow accounts that are related to mortgage notes collateralized by New Senior’s triple net lease properties.

10.	TRANSACTIONS WITH AFFILIATES

Management Agreements

New Senior is party to a management agreement (the “Management Agreement”) with the Manager, under which the Manager advises the Company on various aspects of its business and manages its day-to-day operations, subject to the supervision of the Company’s board of directors. For its management services, the Manager is entitled to a base management fee of 1.5% per annum of the Company’s gross equity. Gross equity is generally defined as the equity invested by Drive Shack Inc. (“Drive Shack”) (including cash contributed to the Company) as of the completion of the spin-off from Drive Shack, plus the aggregate offering price from stock offerings, plus certain capital contributions to subsidiaries, less capital distributions (calculated without regard to depreciation and amortization) and repurchases of common stock, calculated and payable monthly in arrears in cash. The Company incurred management fees of $3,824 and $3,884 during the three months ended March 31, 2017 and 2016, respectively, under the Management Agreement, which are included in “Management fees and incentive compensation to affiliate” in the Consolidated Statements of Operations. As of March 31, 2017 and December 31, 2016, the Company had a payable for management fees of $1,275 and $1,280, respectively, which is included in “Due to affiliates” in the Consolidated Balance Sheets.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2017
(dollars in thousands, except share data)

The Manager is entitled to receive, on a quarterly basis, incentive compensation on a cumulative, but not compounding basis, in an amount equal to the product of (A) 25% of the dollar amount by which (1)(a) funds from operations (as defined in the Management Agreement) before the incentive compensation per share of common stock, plus (b) gains (or losses) from sales of property per share of common stock, plus (c) internal and third party acquisition-related expenses, plus (d) unconsummated transaction expenses, and plus (e) other non-routine items (as defined in the Management Agreement), exceed (2) an amount equal to (a) the weighted average value per share of the equity invested by Drive Shack in the assets of the Company (including cash contributed to the Company) as of the completion of the spin-off and the price per share of the Company’s common stock in any offerings by the Company (adjusted for prior capital dividends or capital distributions, which shall be calculated without regard to depreciation and amortization and repurchases of common stock) multiplied by (b) a simple interest rate of 10% per annum, multiplied by (B) the weighted average number of shares of common stock outstanding. The Manager earned incentive compensation of $0 and $44 during the three months ended March 31, 2017 and 2016, respectively, which is included in “Management fees and incentive compensation to affiliate” in the Consolidated Statements of Operations. As of March 31, 2017 and December 31, 2016, the Company had a payable for incentive compensation of $0 and $2,106, respectively, which is included in “Due to affiliates” in the Consolidated Balance Sheets. The Manager is also entitled to receive, upon the successful completion of an equity offering, options with respect to 10% of the number of shares sold in the offering with an exercise price equal to the price paid by the purchaser in the offering.

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

The following table summarizes the Company’s reimbursement to the Manager for costs incurred for tasks and other services performed by the Manager under the Management Agreement:

	Three Months Ended March 31,
	2017	2016
Included in:
General and administrative expense	$2,020	$1,870
Acquisition, transaction and integration expense	362	359
Total reimbursements to the Manager	$2,382	$2,229

As of March 31, 2017 and December 31, 2016, the Company had a payable for Manager reimbursements of $1,925 and $1,046, respectively, which is included in “Due to affiliates” in the Consolidated Balance Sheets.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2017
(dollars in thousands, except share data)

Property Management Agreements

Within the Company’s Managed Properties segment, the Company is party to Property Management Agreements with Blue Harbor, an affiliate of Fortress, and Holiday, a portfolio company that is majority owned by a private equity fund managed by an affiliate of Fortress, to manage most of its senior housing properties. Pursuant to these Property Management Agreements, the Company pays monthly property management fees. For AL/MC properties managed by Blue Harbor and Holiday, the Company pays management fees equal to 6% of effective gross income for the first two years and 7% thereafter. For IL properties managed by Blue Harbor and Holiday, the Company generally pays management fees equal to 5% of effective gross income. For certain property management agreements, the Company may also pay an incentive fee based on operating performance of the properties. No incentive fees were incurred during the three months ended March 31, 2017 and 2016. Property management fees are included in “Property operating expense” in the Consolidated Statements of Operations. Other amounts paid to affiliated managers that are included in property operating expense are payroll expense and travel reimbursement costs. The payroll expense is structured as a reimbursement to the Property Manager, who is the employer of record.

The following table summarizes property management fees and reimbursements paid by the Company to Property Managers affiliated with Fortress:

	Three Months Ended March 31,
	2017	2016
Property management fees	$4,927	$4,525
Travel reimbursement costs	85	92
Property-level payroll expenses	24,891	25,993

As of March 31, 2017 and December 31, 2016, the Company had payables for property management fees of $1,637 and $1,676, respectively, and property-level payroll expenses of $6,237 and $5,515, respectively, which are included in “Due to affiliates” in the Consolidated Balance Sheets. The Property Management Agreements with affiliated managers have initial terms of 5 or 10 years and provide for automatic one-year extensions after the initial term, subject to termination rights.

Triple Net Lease Agreements

Within the Company’s Triple Net Lease segment, the Company is party to triple net leases with Holiday. Pursuant to the leases, the tenant is required to pay monthly rent payments in accordance with the lease terms. Such payments amounted to $18,553 and $17,754 for the three months ended March 31, 2017 and 2016, respectively.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2017
(dollars in thousands, except share data)

11.	INCOME TAXES

New Senior is organized and conducts its operations to qualify as a REIT under the requirements of the Internal Revenue Code of 1986, as amended (the “Code”). However, certain of the Company’s activities are conducted through its taxable REIT subsidiary (“TRS”) and therefore are subject to federal and state income taxes at regular corporate tax rates.

The following table presents the provision (benefit) for income taxes:

	Three Months Ended March 31,
	2017	2016
Current
Federal	$—	$—
State and local	71	75
Total current provision	71	75
Deferred
Federal	95	(279)
State and local	40	(22)
Total deferred provision	135	(301)
Total provision (benefit) for income taxes	$206	$(226)

The following table presents the significant components of deferred tax assets:

	March 31, 2017	December 31, 2016
Deferred tax assets:
Prepaid fees and rent	$1,858	$1,816
Net operating losses	4,490	4,386
Deferred rent	2,658	3,129
Tax credits	42	42
Other	181	113
Total deferred tax assets	9,229	9,486
Less valuation allowance	—	—
Net deferred tax assets	9,229	9,486
Deferred tax liabilities:
Depreciation and amortization	704	826
Total deferred tax liabilities	704	826
Total net deferred tax assets	$8,525	$8,660

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income by the TRS during the periods in which temporary differences become deductible and before the net operating loss carryforward expires. The Company has not recorded a valuation allowance against its deferred tax assets as of March 31, 2017 as management believes that it is more likely than not that its deferred tax assets will be realized.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2017
(dollars in thousands, except share data)

12.	EQUITY

In January 2017, the Company issued an aggregate of 13,969 shares of its common stock to its independent directors as compensation.

In the first quarter of 2017, strike prices for outstanding options were reduced by $0.97, reflecting the portion of the Company’s 2016 dividends which were deemed return of capital.

As of March 31, 2017, 1,302,720 shares of the Company’s common stock were held by Fortress, through its affiliates, and its principals.

13.	COMMITMENTS AND CONTINGENCIES

As of March 31, 2017, management believes there are no material contingencies that would affect the Company’s results of operations, cash flows or financial position.

Certain Obligations, Liabilities and Litigation

The Company is and may become subject to various obligations, liabilities, investigations, inquiries and litigation assumed in connection with or arising from its on-going business, as well as acquisitions, sales, leasing and other activities. These obligations and liabilities (including the costs associated with investigations, inquiries and litigation) may be greater than expected or may not be known to the Company in advance. Any such obligations or liabilities could have a material adverse effect on the Company’s financial position, cash flows and results of operations, particularly if the Company is not entitled to indemnification, or if a responsible third party fails to indemnify the Company.

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
March 31, 2017
(dollars in thousands, except share data)

Environmental Costs

As a commercial real estate owner, the Company is subject to potential environmental costs. As of March 31, 2017, management of the Company is not aware of any environmental concerns that would have a material adverse effect on the Company’s financial position or results of operations.

Capital Improvement and Repair Commitments

The Company is committed to making $4,000 immediately available for capital improvements to the triple net lease properties under the Life Care Services Portfolio, of which $3,851 has been funded as of March 31, 2017. The Company also agreed to make available an additional $11,500 at certain intervals over the 15 year lease period to be used for further capital improvements. Upon funding the capital improvements, the Company will be entitled to a rent increase. Additionally, the Company is committed under the Watermark triple net lease property to make $1,000 available for lender mandated repairs, of which $821 has been funded as of March 31, 2017. The Company has also agreed to make $1,000 available for additional capital improvements during the 15 year lease period. Upon funding the capital improvements, the Company will be entitled to a rent increase.

14.	SUBSEQUENT EVENTS

These consolidated financial statements include a discussion of material events, if any, which have occurred subsequent to March 31, 2017 (referred to as subsequent events) through the issuance of the consolidated financial statements.

During April 2017, the Company exercised an option to extend a debt balloon payment of approximately $98,000 from October 2017 to October 2018.

On May 2, 2017, the Company’s board of directors declared a cash dividend on its common stock of $0.26 per common share for the quarter ended March 31, 2017. The dividend is payable on June 22, 2017 to shareholders of record on June 8, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

Our Business

We are a REIT with a portfolio of 150 senior housing properties located across the United States. We are the only pure play senior housing REIT and one of the largest owners of senior housing properties. We are listed on the NYSE under the symbol “SNR” and are headquartered in New York, New York.

We conduct our business through two reportable segments: Managed Properties and Triple Net Lease Properties. See our consolidated financial statements and the related notes included in Part I, Item 1.

We are externally managed and advised by an affiliate of Fortress (the “Manager”), subject to the supervision of our board of directors. For its services, the Manager is entitled to an annual management fee and is eligible for incentive compensation upon the satisfaction of certain performance thresholds, both as defined in, and in accordance with the terms of, the Management Agreement.

MARKET CONSIDERATIONS

Senior housing is a $300 billion market, and ownership of senior housing assets is highly fragmented. Given these industry fundamentals and compelling demographics that are expected to drive increased demand for senior housing, we believe the senior housing industry could present attractive investment opportunities. However, increased competition from other buyers of senior housing assets, as well as liquidity constraints and other factors, could impair our ability to source attractive investment opportunities.

The National Investment Center for Seniors Housing and Care (“NIC”) is projecting senior housing occupancy to be stable in 2017. However, we experienced more occupancy declines in the first quarter, particularly with respect to our IL assets. We believe occupancy in our IL portfolio has been negatively impacted by the implementation of a new operating model by Holiday, whereby individuals with the role of live-in property managers have been replaced with professional executive directors. This change could continue to result in occupancy pressure, although we remain optimistic about the longer-term impact of the operating model change on our portfolio. New supply, which is expected to remain at elevated levels for 2017, also continues to have a negative impact on our portfolio. New construction of AL properties remains significantly higher than construction of IL properties.

In our triple net portfolio, which accounts for approximately half of our Segment NOI, EBITDARM coverage for the quarter ended March 31, 2017 was flat relative to the prior quarter, but down from 1.26x year over year. Given performance since March 31, 2016, we expect EBITDARM coverage, which is reported one quarter in arrears on a trailing 12-month basis, to decline further for the quarter ended June 30, 2017. Some of our tenants have posted shortfall deposits. While our tenants remain current on rent, our tenants may be unable or unwilling to satisfy their lease obligations to us. See Part II, Item IA. “Risk Factors-Our tenants may be unable or unwilling to satisfy their lease obligations to us, and there can be no assurance that the applicable guarantor of our leases will be able to cover any shortfall.”

The value of our existing portfolio could be impaired by new construction, as well as increased availability and popularity of home health care or other alternatives to senior housing, by hampering occupancy and rate growth, along with increasing operating expenses.

RESULTS OF OPERATIONS

Segment Overview

We evaluate our business operations and allocate resources based on two segments: (i) Managed Properties and (ii) Triple Net Lease Properties. Under our Managed Properties segment, we own 92 properties under property management agreements with the Property Managers. Under our Triple Net Lease Properties segment, we lease 58 of our properties under four triple net master leases.

We evaluate performance of these reportable business segments based on segment NOI. We consider NOI an important supplemental measure used to evaluate the operating performance of our segments because it allows investors, analysts and our management to assess our unleveraged property-level operating results and to compare our operating results between periods and to the operating results of other real estate companies on a consistent basis. We define NOI as total revenues less property operating expense.

Our Managed Properties segment is comprised of primarily independent living and assisted living senior housing properties that are operated by property managers to whom we pay a management fee. Our Triple Net Lease Properties segment comprises senior housing properties leased on a long-term basis, and our tenants are typically responsible for bearing property-related expenses including maintenance, utilities, taxes, insurance, repairs, capital improvements and the payroll expense of property-level employees. Depreciation and amortization, interest expense, acquisition, transaction and integration expense, management fees and incentive compensation to affiliate, general and administrative expense, loss on extinguishment of debt, other expense (income), gain on sale of real estate and income tax expense (benefit) are not allocated to individual segments for purposes of assessing segment performance. Because of such differences in our exposure to property operating results, each segment requires a different type of management focus. As such, these segments are managed separately. In deciding how to allocate resources and assess performance, our chief operating decision maker regularly evaluates the performance of our reportable segments on the basis of NOI.

Three months ended March 31, 2017 compared to three months ended March 31, 2016

The following table sets forth our historical results of operations derived from our unaudited consolidated financial statements included in Part I, Item 1 in this Form 10-Q.

	Three Months Ended March 31,		Increase (Decrease)
(dollars in thousands)	2017	2016	Amount	Percentage
Revenues
Resident fees and services	$86,726	$89,706	$(2,980)	(3.3)%
Rental revenue	28,247	28,239	8	—%
Total revenues	114,973	117,945	(2,972)	(2.5)%

Expenses
Property operating expense	59,584	60,625	(1,041)	(1.7)%
Depreciation and amortization	37,518	47,367	(9,849)	(20.8)%
Interest expense	23,066	22,788	278	1.2%
Acquisition, transaction and integration expense	348	754	(406)	(53.8)%
Management fees and incentive compensation to affiliate	3,824	3,928	(104)	(2.6)%
General and administrative expense	4,011	4,370	(359)	(8.2)%
Loss on extinguishment of debt	375	—	375	NM
Other expense	135	187	(52)	(27.8)%
Total expenses	$128,861	$140,019	$(11,158)	(8.0)%
Gain on sale of real estate	4,199	—	4,199	NM
Loss before income taxes	(9,689)	(22,074)	12,385	56.1%
Income tax expense (benefit)	206	(226)	432	NM
Net Loss	$(9,895)	$(21,848)	$11,953	54.7%
_______________
NM – Not meaningful

The following table provides a comparison of the results of operations of our segments:

	Three Months Ended March 31,		Increase (Decrease)
(dollars in thousands)	2017	2016	Amount	Percentage
Managed Properties
Resident fees and services	$86,726	$89,706	$(2,980)	(3.3)%
Property operating expense	59,584	60,625	(1,041)	(1.7)%
Segment NOI for Managed Properties	27,142	29,081	(1,939)	(6.7)%

Triple Net Lease Properties
Rental revenue	28,247	28,239	8	—%
Segment NOI for Triple Net Lease Properties	$28,247	$28,239	$8	—%

The following table provides the reconciliation of our segment NOI to net loss, and compares the results of operations for the respective periods:

	Three Months Ended March 31,		Increase (Decrease)
(dollars in thousands)	2017	2016	Amount	Percentage
Total Revenue	$114,973	$117,945	$(2,972)	(2.5)%

Segment NOI for Managed Properties	27,142	29,081	(1,939)	(6.7)%
Segment NOI for Triple Net Lease Properties	28,247	28,239	8	—%
Total Segment NOI	55,389	57,320	(1,931)	(3.4)%
Expenses
Depreciation and amortization	37,518	47,367	(9,849)	(20.8)%
Interest expense	23,066	22,788	278	1.2%
Acquisition, transaction and integration expense	348	754	(406)	(53.8)%
Management fees and incentive compensation to affiliate	3,824	3,928	(104)	(2.6)%
General and administrative expense	4,011	4,370	(359)	(8.2)%
Loss on extinguishment of debt	375	—	375	NM
Other expense	135	187	(52)	(27.8)%
Total expenses	69,277	79,394	(10,117)	(12.7)%
Gain on sale of real estate	4,199	—	4,199	NM
Loss before income taxes	(9,689)	(22,074)	12,385	56.1%
Income tax expense (benefit)	206	(226)	432	NM
Net Loss	$(9,895)	$(21,848)	$11,953	54.7%
_______________
NM – Not meaningful

Managed Properties

We owned 92 properties under the Managed Properties segment as of March 31, 2017.

	As of and for the three months ended March 31,
	2017	2016
Total properties	92	96
Total beds	11,228	11,545
Average occupancy rate	86.1%	88.3%

Same store information, as used herein, is defined as information for 92 properties owned for the entirety of comparable periods. The following table presents same store segment NOI, segment NOI for non-same store properties and total segment NOI:

	Three Months Ended March 31,		Increase (Decrease)
(dollars in thousands)	2017	2016	Amount	Percentage
Resident fees and services	$86,092	$86,531	$(439)	(0.5)%
Property operating expense	59,000	58,002	998	1.7%
Same Store Segment NOI	27,092	28,529	(1,437)	(5.0)%
Segment NOI for non-Same Store properties	50	552	(502)	(90.9)%
Total Segment NOI	$27,142	$29,081	$(1,939)	(6.7)%

Resident fees and services

Resident fees and services represent residents’ monthly rental and care fees. Revenue from resident fees and services decreased by $3.0 million to $86.7 million for the three months ended March 31, 2017 from $89.7 million for the three months ended March 31, 2016. A decrease of approximately $2.5 million is attributable to the revenue of four sold properties. The remaining decrease was primarily attributable to a decrease in average occupancy rates, which were 86.1% and 88.3% for the three months ended March 31, 2017 and 2016, respectively, partially offset by an increase in rental rates.

Same store resident fees and services decreased by $0.4 million to $86.1 million for the three months ended March 31, 2017 from $86.5 million for the three months ended March 31, 2016. This decrease was primarily attributable to a decrease in average occupancy rates, which were 86.1% and 88.3% for the three months ended March 31, 2017 and 2016, respectively, partially offset by an increase in rental rates.

Property operating expense

Property operating expense decreased by $1.0 million to $59.6 million for the three months ended March 31, 2017 from $60.6 million for the three months ended March 31, 2016. A decrease of approximately $1.9 million is attributable to the operating expenses of four sold properties. This decrease was partially offset by an increase in management fees and other administrative costs.

Property operating expense includes property management fees and travel reimbursements paid to Property Managers of $5.2 million and $4.8 million for the three months ended March 31, 2017 and 2016, respectively.

Same store property operating expense increased by $1.0 million to $59.0 million for the three months ended March 31, 2017 from $58.0 million for the three months ended March 31, 2016, primarily due to an increase in management fees and other administrative costs.

Segment NOI for Managed Properties

Segment NOI decreased by $1.9 million to $27.1 million for the three months ended March 31, 2017 from $29.1 million for the three months ended March 31, 2016, or as a percent of resident fees and services, was 31.3% and 32.4%, respectively. The decrease in segment NOI primarily reflects i) the sale of four properties, ii) an increase in management fees and other administrative costs and iii) a decrease in average occupancy rates. These decreases were partially offset by an increase in rental rates.

Same store segment NOI decreased by $1.4 million to $27.1 million for the three months ended March 31, 2017 from $28.5 million for the three months ended March 31, 2016, primarily due to i) an increase in management fees and other administrative costs and ii) a decrease in average occupancy rates. These decreases were partially offset by an increase in rental rates.

Triple Net Lease Properties

Rental revenue and Segment NOI for Triple Net Lease Properties

Segment NOI was $28.2 million for both the three months ended March 31, 2017 and 2016, respectively. As a percentage of rental revenue, segment NOI was 100% of revenue for each fiscal year as the lessee operates the property and bears the related costs, including repairs, maintenance, capital expenditures, utilities, taxes, insurance and the payroll expense of property-level employees.

Expenses

Depreciation and amortization

Depreciation and amortization expense decreased by $9.8 million to $37.5 million for the three months ended March 31, 2017 from $47.4 million for the three months ended March 31, 2016. A decrease of approximately $12.0 million is primarily attributable to certain intangible assets becoming fully amortized. This decrease was offset by an increase of approximately $2.5 million related to measurement period adjustments made during 2016.

Interest expense

Interest expense increased by $0.3 million to $23.1 million for the three months ended March 31, 2017 from $22.8 million for the three months ended March 31, 2016. The increase is primarily attributable to higher interest rates on our floating rate debt in 2017.

The weighted average effective interest rate for the three months ended March 31, 2017 and 2016 was 4.32% and 4.13%, respectively.

Acquisition, transaction and integration expense

Acquisition, transaction and integration expense decreased by $0.4 million to $0.3 million for the three months ended March 31, 2017 from $0.8 million for the three months ended March 31, 2016. The decrease is primarily attributable to lower diligence-related costs of approximately $0.5 million in 2017.

Management fees and incentive compensation to affiliate

Management fees and incentive compensation to affiliate expense decreased by $0.1 million to $3.8 million for the three months ended March 31, 2017 from $3.9 million for the three months ended March 31, 2016.

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

General and administrative expense

General and administrative expense decreased by $0.4 million to $4.0 million for the three months ended March 31, 2017 from $4.4 million for the three months ended March 31, 2016, primarily due to lower legal and audit related professional fees of approximately $0.5 million in 2017.

Loss on extinguishment of debt

In January 2017, we repaid $14.7 million of debt associated with our sale of two properties and recognized a loss on extinguishment of debt of $0.4 million.

Other expense

Other expense was $0.1 million and $0.2 million for the three months ended March 31, 2017 and 2016, respectively, and primarily reflects fair value losses on our interest rate caps.

Other

Gain on sale of real estate

In January 2017, we sold two properties and recognized a gain on sale of $4.2 million.

Income tax expense (benefit)

We are organized and conduct our operations to qualify as a REIT under the requirements of the Code. However, certain of our activities are conducted through our TRS and therefore are subject to federal and state income taxes. During the three months ended March 31, 2017 and 2016, our TRS recorded approximately $0.2 million and $0.2 million in income tax expense and income tax benefit, respectively, primarily due to our TRS generating earnings in 2017 compared to a loss in 2016.

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

The following table summarizes the geographic locations of our senior housing properties as of March 31, 2017:

	Managed Properties		Triple Net Lease Properties		Total
Location	Number of Communities	Number of Beds	Number of Communities	Number of Beds	Number of Communities	Number of Beds
Arizona	1	108	1	115	2	223
Arkansas	1	113	—	—	1	113
California	9	1,048	2	235	11	1,283
Colorado	1	119	4	439	5	558
Connecticut	—	—	2	277	2	277
Florida	21	2,878	3	370	24	3,248
Georgia	2	194	—	—	2	194
Hawaii	1	123	—	—	1	123
Idaho	1	121	—	—	1	121
Illinois	1	66	1	111	2	177
Indiana	1	114	—	—	1	114
Iowa	—	—	2	215	2	215
Kansas	1	117	2	238	3	355
Kentucky	—	—	1	117	1	117
Louisiana	1	118	1	103	2	221
Massachusetts	2	255	—	—	2	255
Michigan	3	418	1	121	4	539
Mississippi	1	67	1	94	2	161
Missouri	—	—	3	320	3	320
Montana	1	127	1	115	2	242
Nebraska	1	117	—	—	1	117
Nevada	1	174	1	121	2	295
New Hampshire	4	263	—	—	4	263
New York	1	120	2	234	3	354
North Carolina	7	917	2	240	9	1,157
Ohio	3	354	—	—	3	354
Oklahoma	1	120	—	—	1	120
Oregon	3	340	6	601	9	941
Pennsylvania	3	406	4	808	7	1,214
South Carolina	1	120	—	—	1	120
South Dakota	1	114	—	—	1	114
Tennessee	3	235	1	109	4	344
Texas	5	745	14	2,206	19	2,951
Utah	5	592	1	117	6	709
Virginia	2	233	1	120	3	353
Washington	2	275	—	—	2	275
Wisconsin	1	117	1	116	2	233
Total	92	11,228	58	7,542	150	18,770

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity needs are to (i) fund operating expenses, (ii) meet debt service requirements, (iii) fund recurring capital expenditures and investment activities, if applicable, and (iv) make distributions to stockholders. As of March 31, 2017, we had approximately $50.3 million in liquidity, consisting of unrestricted cash and cash equivalents. A significant portion of this amount is held in operating accounts used to fund expenses at our managed properties.

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

Our cash flows from operating activities, less capital expenditures and principal payments (which are scheduled to increase meaningfully in May 2017), have been, and continue to be, less than the amount of distributions to our shareholders. We have funded the shortfall using cash on hand, which declined from $79.9 million as of March 31, 2016 to $50.3 million as of March 31, 2017. Our board of directors may determine that it is not prudent or feasible to maintain distributions at a level that exceeds cash flows from operating activities. See Part II, Item IA. “Risk Factors-We have not established a minimum distribution payment level, and we cannot assure you of our ability to maintain our current distribution payment level or to pay any distributions in the future.”

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

•
Impact of Expected Additional Borrowings or Sales of Assets on Cash Flows: The availability and timing of and proceeds from additional borrowings may be different than expected or may not occur as expected. The timing of any sale of assets, and the proceeds from any such sales, are unpredictable and may vary materially from an asset’s estimated fair value and carrying value.

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

Debt Obligations

Our mortgage notes payable contain various customary financial and other covenants, and in certain cases include a Debt Service Coverage Ratio, Project Yield or Minimum Net Worth and Liquid Assets provision, as defined in the agreements. As of March 31, 2017, we were in compliance with all of such covenants.

As noted above, our principal payments are scheduled to increase meaningfully in May 2017. See Note 7 to the consolidated financial statements for further information related to our mortgage notes as of March 31, 2017.

Capital Expenditures

For our Managed Properties segment, we anticipate that capital expenditures will be funded through operating cash flows from the Managed Properties. During the three months ended March 31, 2017, we funded $4.6 million of capital expenditures.

With respect to our Triple Net Lease Properties segment, the terms of these arrangements typically require the tenants to fund all necessary capital expenditures in order to maintain and improve the applicable senior housing properties. To the extent that our tenants are unwilling or unable to fund these capital expenditure obligations under the existing lease arrangements, we may fund capital expenditures with additional borrowings or cash flow from the operations of these senior housing properties. We may also provide corresponding loans or advances to tenants which would increase the rent payable to us. For further information regarding capital expenditures related to our triple net lease properties, see “Contractual Obligations” below and Note 13 to the consolidated financial statements.

Cash Flows

The following table provides a summary of our cash flows:

	Three Months Ended March 31,
(dollars in thousands)	2017	2016
Net cash provided by (used in)
Operating activities	$21,831	$23,700
Investing activities	11,624	(4,565)
Financing activities	(41,165)	(56,151)
Net Decrease in Cash and Cash Equivalents	(7,710)	(37,016)
Cash and Cash Equivalents, Beginning of Period	58,048	116,881
Cash and Cash Equivalents, End of Period	$50,338	$79,865

Operating activities

Net cash provided by operating activities was $21.8 million and $23.7 million for the three months ended March 31, 2017 and 2016, respectively. The period-over-period decrease of $1.9 million was primarily due to the sale of four properties and a decrease in average occupancy rates, which were 86.1% and 88.3% for the three months ended March 31, 2017 and 2016, respectively, partially offset by an increase in rental rates.

Investing activities

Net cash provided by investing activities was $11.6 million and net cash used in investing activities was $4.6 million for the three months ended March 31, 2017 and 2016, respectively. The period-over-period increase of $16.2 million was primarily due to proceeds of $15.0 million received from the sale of two properties in January 2017.

Financing activities

Net cash used in financing activities was $41.2 million and $56.2 million for the three months ended March 31, 2017 and 2016, respectively. The period-over-period decrease of $15.0 million was primarily due to the repurchase of $30.8 million of common stock in January 2016, partially offset by a debt repayment of $14.7 million associated with the sale of two properties in January 2017.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2017, we do not have any off-balance sheet arrangements. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, special purpose or variable interest entities established to facilitate off-balance sheet arrangements. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intend to provide additional funding to any such entities.

CONTRACTUAL OBLIGATIONS

In addition to mortgage notes payable, we are a party to the Management Agreement with the Manager and property management agreements with Property Managers. See Note 13 to the consolidated financial statements for information related to our capital improvement, repair and lease commitments.

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

The following table sets forth a reconciliation of net loss to FFO, Normalized FFO and Adjusted EBITDA:

	Three Months Ended March 31,
(dollars in thousands)	2017	2016
Net Loss	$(9,895)	$(21,848)
Gain on sale of real estate	(4,199)	—
Depreciation and amortization	37,518	47,367
FFO	23,424	25,519
Acquisition, transaction and integration expense	348	754
Loss on extinguishment of debt	375	—
Other expense (A)	135	187
Normalized FFO	24,282	26,460
Interest expense	23,066	22,788
Income tax expense (benefit)	206	(226)
Adjusted EBITDA	$47,554	$49,022

(A)	Primarily includes changes in the fair value of financial instruments.

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

Actual results have historically been in line with management’s estimates and judgments used in applying each of our accounting policies, and management periodically re-evaluates accounting estimates and assumptions. Actual results could differ from these estimates and materially impact our consolidated financial statements. However, we do not expect our assessments and assumptions to materially change in the future.

There were no material changes to our critical accounting policies disclosed in our Form 10-K for the year ended December 31, 2016.

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

As of March 31, 2017 we had $853.4 million of floating rate debt, representing 39.9% of our total indebtedness, with a weighted average rate of 3.33%. A 100 basis point change in interest rates would change annual interest expense by $8.5 million on an annualized basis.

Credit Risk

We derive a portion of our revenue from long-term triple net leases in which the minimum rental payments are fixed with scheduled periodic increases.

The properties we lease to Holiday account for a significant portion of our total revenues and net operating income, and such concentration creates credit risk. Rental revenue attributable to our triple net leases with Holiday accounted for 19.4% and 18.9% of our total revenues for the three months ended March 31, 2017 and 2016, respectively.

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
On December 30, 2016, John Cumming, a purported stockholder of the Company, filed a purported derivative complaint in the Delaware Court of Chancery against Wesley R. Edens, Susan Givens, Virgis W. Colbert, Michael D. Malone, Stuart A. McFarland, Cassia van der Hoof Holstein, FIG LLC (“FIG”), Fortress Operating Entity I LP (“FOE I”), FIG Corporation (“FIG Corp.”), Holiday Acquisition Holdings LLC (“Holiday”), Fortress Investment Group LLC (“Fortress”), and nominal defendant New Senior Investment Group, Inc. (the “Complaint”). The action is captioned Cumming v. Edens, et al, C.A. No. 13007-VCS. The Complaint alleges that the defendants caused the Company to acquire a portfolio of senior-living properties from Holiday Retirement in violation of their fiduciary duties. Specifically, the Complaint alleges that the Company’s board of directors and Fortress breached their fiduciary duties of care and loyalty; that defendant Susan Givens breached her fiduciary duties of care and loyalty in her capacity as an officer of the Company; and that defendants Fortress, Holiday, FIG, FOE I, and FIG Corp. aided and abetted these breaches. The lawsuit seeks declaratory relief, equitable relief and damages. The defendants intend to move to dismiss the Complaint.

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

We completed our first investment in senior housing properties in July 2012 and became a standalone public company in November 2014. We have limited experience operating as a standalone public company and cannot assure you that we will be able to successfully operate our business, execute our investment strategy or generate sufficient revenue to make or sustain distributions to our stockholders at current levels. Our board of directors is reviewing our dividend policy and has not established a minimum distribution payment level. Our cash flows from operating activities, less capital expenditures and principal payments on our debt (which are scheduled to increase meaningfully in May 2017), have been, and continue to be, less than the amount of distributions to our shareholders. We have funded the shortfall using cash on hand, which declined from $79.9 million as of March 31, 2016 to $50.3 million as of March 31, 2017. Our board of directors may determine that it is not prudent or feasible to continue to maintain distributions at a level that exceeds cash flows from operating activities. In addition, we may not have sufficient cash on hand to continue to fund the shortfall if we do not complete additional asset sales in a timely manner. Moreover, if we distribute rather than reinvest asset sale proceeds, asset sales could negatively affect our results of operations and exacerbate the extent to which we rely on liquidity generated other than through cash flow from operating activities to fund distributions. See “-We have not established a minimum distribution payment level, and we cannot assure you of our ability to maintain our current distribution payment level or to pay any distributions in the future” and “-Real estate investments are relatively illiquid.”

Our results of operations and our ability to make or sustain distributions to our stockholders depend on various factors, including, without limitation, our cash flow from operations (which depends on the performance of our existing portfolio of managed assets and continued compliance by our counterparties with the terms of our triple net leases, among other factors) and other items that impact our liquidity (such as asset sales, capital expenditures and principal payments). Each of these factors is subject to numerous risks, as described herein.

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

Real estate investments are relatively illiquid, and our ability to quickly sell or exchange our properties in response to changes in economic or other conditions is limited. In the event we desire or need to sell any of our properties, the value of those properties and our ability to sell at a price or on terms acceptable to us could be adversely affected by a downturn in the real estate industry or any weakness in the senior housing industry. We are in the process of selling several assets, and there can be no assurance that we will complete these sales in a timely manner, or at all. We cannot assure you that we will recognize the full value of any property that we sell for liquidity or other reasons, and the inability to respond quickly to changes in the performance of our investments could adversely affect our business, results of operations and financial condition.

We are dependent on our operators for the performance of our managed assets, and, as a REIT, we are not able to operate our AL/MC properties.

During the three months ended March 31, 2017, 49.0% of our net operating income was attributable to our managed portfolio. We have engaged third parties to operate all of our managed assets on our behalf. The income generated by our managed properties depends on the ability of our property managers to successfully manage these properties, which is a complex task. Although we have various rights pursuant to our property management agreements, we rely upon our property managers’ personnel, expertise, technical resources and information systems, compliance procedures and programs, proprietary information, good faith and judgment to manage our senior housing operations efficiently and effectively. We also rely on our property managers to provide accurate property-level financial results for our properties in a timely manner and to otherwise operate our properties in compliance with the terms of our property management agreements and all applicable laws and regulations. We rely on our property managers to attract and retain skilled management personnel and property level personnel who are responsible for the day-to-day operations of our properties. A failure to effectively manage property operating expense, including, without limitation, labor costs and resident referral fees, or significant changes in our property managers’ ability to manage our properties efficiently and effectively, could adversely affect the income we receive from our properties and have a material adverse effect on us. Any adverse developments in our property managers’ business and affairs or financial condition could impair such property manager’s ability to manage our properties efficiently and effectively and in compliance with applicable laws, which could have a material adverse effect on our business, results of operations or financial condition.

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

A failure by our operators to grow or maintain occupancy could adversely affect the net operating income generated by our managed properties. Unlike a typical apartment leasing arrangement that involve lease agreements with terms of up to a year or longer, resident agreements at our senior housing properties generally allow residents to terminate their agreements with 30 days’ notice. In an effort to increase occupancy or avoid a decline in occupancy, our property managers may offer incentives or discounts, which could also have a material adverse effect on our results of operations.

Occupancy levels at our properties may not increase, or may decline, due to a variety of factors, including, without limitation, falling home prices, declining incomes, stagnant home sales, competition from other senior housing developments, reputational issues faced by our operators, a regulatory ban on admissions or forced closure. In addition, the senior housing sector may experience a decline in occupancy due to the state of the national, regional or local economies and the associated decision of certain residents to elect home care options instead of senior housing. Occupancy levels may also decline due to seasonal contagious illnesses such as influenza. New supply, which is expected to remain at elevated levels during 2017, is likely to continue to negatively affect occupancy at our properties. Moreover, we have recently observed declines in occupancy in our IL assets that we believe are associated with a change in operating model implemented by Holiday.

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

Certain of our properties are leased on a triple net basis to three operators, including Holiday, which is an affiliate of our Manager. Rental income from our triple net leases represented 51.0% of our net operating income during the three months ended March 31, 2017, and Holiday accounted for 78.9% of that amount.

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

If any of our tenants are not able to satisfy their obligations to us, we would be entitled, among other remedies, to use any funds of such tenants then held by us and to seek recourse against the guarantor under its guaranty of the applicable lease. There can be no assurance that a guarantor will have the resources necessary to satisfy its obligations to us under its guaranty of the applicable lease in the event that a tenant fails to satisfy its lease obligations to us in full, which could have a material adverse effect on us. In addition, a guarantor’s obligations to us may be limited to an amount that is less than our damages under the related lease.

We monitor credit risk in a variety of ways, including by monitoring our tenants’ compliance with the financial covenants in our leases, including the ratio of the earnings generated by the leased property to the rent required to be paid under the lease. We have observed a declining lease coverage ratio in recent quarters. As of both March 31, 2017 and December 31, 2016, our triple net lease portfolio had an EBITDARM coverage ratio of 1.19x, compared to 1.26x as of March 31, 2016. Given performance since March 31, 2016, we expect EBITDARM coverage, which is reported one quarter in arrears on a trailing 12-month basis, to decline further for the quarter ended June 30, 2017. (This calculation differs from the calculations required by the terms of our leases.)

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

We cannot assure you that our tenants will remain in compliance with any applicable financial covenants or that they will have the ability or desire to use such cure provisions in the future if needed. Some of our tenants have sought to, and may continue to seek to, renegotiate the terms of a lease to reduce rental payments to avoid the requirement to fund shortfall deposits or similar obligations, or to change other terms. Our ability to change the terms of a lease is subject to the consent of our lender for the applicable financing. A failure to comply with or cure a financial covenant would generally give rise to an event of a default under a lease, and such event of default could result in an event of default under our financing for the applicable property. The failure of any of our tenants to comply with the terms of their respective leases could have a material adverse effect on our financial position, cash flows and results of operations.

We are subject to concentration risk in that Holiday accounts for a significant portion of the NOI from our Triple Net Lease segment and serves as the manager of properties representing a significant portion of the NOI from our Managed Properties segment.

For the three months ended March 31, 2017 and 2016, Holiday accounted for 78.9% and 78.9%, respectively, of the NOI from our Triple Net Lease segment and served as the manager of properties representing 74.8% and 71.5%, respectively, of the NOI from our Managed Properties segment. As of March 31, 2017, Holiday leased 51 of the 58 properties in our Triple Net Lease segment, and managed 65 of the 92 properties in our Managed Properties segment.

As of March 31, 2017, all of our managed properties were subject to management agreements with Holiday, Blue Harbor, JEA or Thrive. We rely on our property managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our senior housing operations efficiently and effectively. We also rely on our property managers to set appropriate resident fees and to otherwise operate our senior housing communities in compliance with the terms of our property management agreements and all applicable laws and regulations. Although we have various rights as the property owner under our property management agreements, including various rights to set budget guidelines and to terminate and exercise remedies under those agreements as provided therein, any failure, inability or unwillingness on the part of our property managers to satisfy their respective obligations under those agreements, to efficiently and effectively manage our properties or to provide timely and accurate accounting information with respect thereto, could have a material adverse effect on us. In addition, Holiday has changed its operating model as a result of a proposed change in labor laws, which has adversely affected occupancy levels and could continue to adversely affect the performance of our Holiday-managed properties. Under the previous operating model, Holiday staffed many of our facilities with live-in resident managers and, in certain cases, was required to pay us rent for the units occupied by the live-in resident managers. The change in the operating model will eliminate live-in staffing and could therefore result in decreased revenue from certain Holiday-managed properties as well as increased expenses.

Our leased properties currently account for a significant portion of our total revenues and net operating income, and because our leases are triple net leases, we depend on our tenants to pay all property-related expenses, including maintenance, utilities, taxes, insurance, repairs, capital improvements and the payroll expense of property-level employees in connection with the leased properties. We cannot assure you that our tenants will have sufficient assets, income and access to financing to enable them to satisfy their obligations to us, and any failure, inability or unwillingness to do so could have a material adverse effect on us. In addition, although affiliates of our tenants have provided a lease guaranty in connection with their respective leases, the guarantees may not be sufficient to satisfy the tenant’s obligations to us, and our tenants may not have sufficient assets, income and access to financing to enable them to satisfy their obligations to us. Our reliance on a small number of tenants for a significant portion of our total revenues and net operating income from our senior housing investments creates credit risk. If any of our tenants becomes unable or unwilling to satisfy their obligations to us, our financial condition and results of operations could be weakened.

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

The senior housing industry generally has limited barriers to entry, and, as a consequence, the development of new senior housing properties could outpace demand. If development outpaces demand for those asset types in the markets in which our properties are located, those markets may become saturated, and we could experience decreased occupancy, reduced operating margins and lower profitability. New supply is expected to remain at elevated levels for 2017 and has had a negative impact on our portfolio.

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

There are conflicts of interest inherent in our relationship with our Manager insofar as our Manager and its affiliates-including investment funds, private investment funds, or businesses managed by our Manager-invest in senior housing properties and whose investment objectives overlap with our investment objectives. Certain investments appropriate for us may also be appropriate for one or more of these other investment vehicles. Certain members of our board of directors and employees of our Manager who are our officers also serve as officers and/or directors of Fortress and these other entities. Although we have the same Manager, we may compete with entities affiliated with our Manager or Fortress for certain target assets. Fortress has raised two funds primarily focused on investing in senior housing properties. The first, raised in 2006 with $650 million in commitments at closing had its final liquidation in December 2014. The second, also raised in 2006, had $1.6 billion in capital commitments as of March 31, 2017 and is in the process of selling its investments, including its investments in Holiday. Certain of Fortress’s other funds also hold significant investments in senior housing. All of these funds are outside their respective investment periods, although one of these funds has approximately $120 million in unfunded commitments, which may be drawn for follow-on investments. Fortress funds generally have a fee structure similar to ours, but the fees actually paid will vary depending on the size, terms and performance of each fund. From time to time, affiliates of Fortress focus on investments in assets with a similar profile as our target assets that we may seek to acquire. These affiliates may have meaningful purchasing capacity, which may change over time depending upon a variety of factors, including, but not limited to, available equity capital and debt financing, market conditions and cash on hand. Fortress had approximately $69.6 billion of assets under management as of December 31, 2016. In addition, with respect to funds in the process of selling investments, our Manager may be incentivized to regard the sale of such assets to New Senior positively, particularly if a sale to an unrelated third party would result in a loss of fees to our Manager.

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

Our board of directors is reviewing our dividend policy and has not established a minimum distribution payment level. Our cash flows from operating activities, less capital expenditures and principal payments on our debt (which are scheduled to increase meaningfully in May 2017), have been, and continue to be, less than the amount of distributions to our shareholders. We have funded the shortfall using cash on hand, which declined from $79.9 million as of March 31, 2016 to $50.3 million as of March 31, 2017. Our board of directors may determine that it is not prudent or feasible to continue to maintain distributions at a level that exceeds cash flows from operating activities. In addition, we may not have sufficient cash on hand to continue to fund the shortfall if we do not complete additional asset sales in a timely manner. Moreover, if we distribute rather than reinvest asset sale proceeds, asset sales could negatively affect our results of operations and exacerbate the extent to which we rely on liquidity generated other than through cash flow from operating activities to fund distributions. See “-Real estate investments are relatively illiquid.”

Any decision by our board of directors to declare a distribution is based upon a number of factors, including our results of operations, financial condition and liquidity projections, restrictions under Delaware law or any applicable debt covenants, our taxable income, the annual distribution requirements under the REIT provisions of the Code, and other factors our board of directors deems relevant. Cash available for distributions could be affected negatively if we sell assets that generate cash flow and do not concurrently reinvest in assets with at least the same cash yield, as well as other factors described under Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” and Item 7A., “Quantitative and Qualitative Disclosures About Market Risk.” Our board of directors takes these and other factors into account as part of any decision to pay a dividend, and the timing and amount of any future dividend is subject to change at the discretion of our board of directors.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES
None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits filed with this Form 10-Q:
2.1
Separation and Distribution Agreement dated October 16, 2014, between the Registrant and Drive Shack Inc. (incorporated by reference to Drive Shack Inc.’s Report on Form 10-Q, Exhibit 2.2, filed on November 5, 2014).

2.2
Purchase and Sale Agreement, dated as of June 22, 2015, by and among the purchaser named therein and the sellers named therein (incorporated by reference to New Senior’s Report on Form 8-K, Exhibit 2.1, filed on June 22, 2015).

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to New Senior’s Report on Form 10-Q, Exhibit 3.1, filed on November 25, 2014).
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to New Senior’s Report on Form 10-Q, Exhibit 3.2, filed on November 25, 2014).
10.1	Management Agreement between the Registrant and FIG LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed November 12, 2014).
10.2
Form of Indemnification Agreement by and between New Senior Investment Group Inc. and its directors and officers (incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form 10, filed July 29, 2014).

10.3	New Senior Investment Group Inc. Nonqualified Stock Option and Incentive Award Plan (incorporated by reference to New Senior’s report on Form 10-Q, Exhibit 10.3, filed on November 25, 2014).
10.4
Purchase and Sale Agreement, dated November 18, 2013, by and between the Sellers named therein and the Purchasers named therein (incorporated by reference to Drive Shack Inc.’s Report on Form 10-K, Exhibit 10.16, filed on March 3, 2014).

10.5
Master Lease, dated December 23, 2013, by and among the Landlords named therein and NCT Master Tenant I LLC (incorporated by reference to Drive Shack Inc.’s Report on Form 10-K, Exhibit 10.17, filed on March 3, 2014).

10.6
Guaranty of Lease, dated December 23, 2013, by Holiday AL Holdings LP in favor of the Landlords named therein (incorporated by reference to Drive Shack Inc.’s Report on Form 10-K, Exhibit 10.18, filed on March 3, 2014).

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

10.12
Settlement Agreement, dated as of February 23, 2016, by and among the Registrant and Levin Capital Strategies, L.P. and the other persons listed on Schedule A thereto (incorporated by reference to New Senior’s report on Form 10-K, Exhibit 10.12, filed on February 26, 2016).

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

May 4, 2017

By:	/s/ Bhairav Patel
Bhairav Patel
Interim Chief Financial Officer, Treasurer and Principal Accounting Officer

May 4, 2017