Form 10-Q
period 2017-06-30
New Senior Investment Group Inc.
filed 2017-08-04
CIK 1610114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
☒ Yes  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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
Common stock, $0.01 par value per share: 82,148,869 shares outstanding as of July 28, 2017.

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

•
our ability to manage our liquidity and sustain distributions to our shareholders at the current level, particularly in light of the cash shortfall described under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources”;

•	our dependence on our property managers and tenants to operate our properties successfully and in compliance with the terms of our agreements with them, applicable law and the terms of our financings;

•	factors affecting the performance of our properties, such as increases in costs (including, but not limited to, the costs of labor, supplies, insurance and property taxes);

•
concentration risk with respect to Holiday Retirement (“Holiday”), which, for the six months ended June 30, 2017, accounted for 73.6% of net operating income (“NOI”) from our Managed Properties segment and 78.9% of NOI from our Triple Net Lease Properties segment;

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

•
the ability and willingness of our tenants to make the rent and other payments due to us under our leases, and the possibility that we will not be able to derive the full benefit of the original terms of our leases;

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

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	June 30, 2017	December 31, 2016
Assets	(Unaudited)
Real estate investments:
Land	$218,356	$220,317
Buildings, improvements and other	2,550,053	2,552,862
Accumulated depreciation	(263,756)	(218,968)
Net real estate property	2,504,653	2,554,211
Acquired lease and other intangible assets	317,773	319,929
Accumulated amortization	(280,234)	(255,452)
Net real estate intangibles	37,539	64,477
Net real estate investments	2,542,192	2,618,688

Cash and cash equivalents	60,497	58,048
Straight-line rent receivables	82,891	73,758
Receivables and other assets, net	58,194	71,234
Total Assets	$2,743,774	$2,821,728

Liabilities and Equity
Liabilities
Mortgage notes payable, net	$2,095,601	$2,130,387
Due to affiliates	12,137	11,623
Accrued expenses and other liabilities	106,415	100,823
Total Liabilities	$2,214,153	$2,242,833

Commitments and contingencies (Note 13)

Equity
Preferred stock $0.01 par value, 100,000,000 shares authorized and none issued or outstanding as of both June 30, 2017 and December 31, 2016	$—	$—
Common stock $0.01 par value, 2,000,000,000 shares authorized, 82,148,869 and 82,127,247 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	821	821
Additional paid-in capital	898,132	897,918
Accumulated deficit	(369,332)	(319,844)
Total Equity	$529,621	$578,895

Total Liabilities and Equity	$2,743,774	$2,821,728

See notes to consolidated financial statements.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Resident fees and services	$86,039	$90,297	$172,765	$180,003
Rental revenue	28,247	28,244	56,494	56,483
Total revenues	114,286	118,541	229,259	236,486

Expenses
Property operating expense	58,668	60,606	118,252	121,231
Depreciation and amortization	35,943	53,866	73,461	101,233
Interest expense	23,505	22,805	46,571	45,593
Acquisition, transaction and integration expense	446	652	794	1,406
Management fees and incentive compensation to affiliate	6,754	4,430	10,578	8,358
General and administrative expense	3,726	3,554	7,737	7,924
Loss on extinguishment of debt	297	—	672	—
Other expense	26	511	161	698
Total expenses	$129,365	$146,424	$258,226	$286,443
Gain on sale of real estate	18,347	—	22,546	—
Income (loss) before income taxes	3,268	(27,883)	(6,421)	(49,957)
Income tax expense (benefit)	147	(525)	353	(751)
Net income (loss)	$3,121	$(27,358)	$(6,774)	$(49,206)

Net income (loss) per share of common stock (A)
Basic	$0.04	$(0.33)	$(0.08)	$(0.60)
Diluted	0.04	(0.33)	(0.08)	(0.60)

Weighted average number of shares of common stock outstanding
Basic	82,142,562	82,114,218	82,141,661	82,590,408
Diluted (B)	82,778,761	82,114,218	82,141,661	82,590,408

Dividends declared per share of common stock	$0.26	$0.26	$0.52	$0.52

(A)
Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the additional dilutive effect, if any, of common stock equivalents during each period.

(B)	For the reporting periods with a net loss, all outstanding options were excluded from the diluted share calculation as their effect would have been anti-dilutive.

See notes to consolidated financial statements.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)
(dollars in thousands, except share data)

	Common Stock
	Shares	Amount	Accumulated Deficit	Additional Paid-in Capital	Total Equity
Equity at December 31, 2016	82,127,247	$821	$(319,844)	$897,918	$578,895
Director’s shares issued	21,622	—	—	214	214
Dividends declared	—	—	(42,714)	—	(42,714)
Net loss	—	—	(6,774)	—	(6,774)
Equity at June 30, 2017	82,148,869	$821	$(369,332)	$898,132	$529,621

See notes to consolidated financial statements.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2017	2016
Cash Flows From Operating Activities
Net loss	$(6,774)	$(49,206)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of tangible assets and amortization of intangible assets	73,535	101,304
Amortization of deferred financing costs	4,774	4,841
Amortization of deferred community fees	(597)	(936)
Amortization of premium on mortgage notes payable	(296)	(292)
Non-cash straight line rent	(9,133)	(11,084)
Gain on sale of real estate	(22,546)	—
Loss on extinguishment of debt	672	—
Equity-based compensation	75	5
Provision for uncollectible receivables	1,242	1,058
Other non-cash expense	131	557
Changes in:
Receivables and other assets, net	(3,287)	(5,924)
Due to affiliates	514	2,160
Accrued expenses and other liabilities	6,175	16,910
Net cash provided by operating activities	$44,485	$59,393
Cash Flows From Investing Activities
Proceeds from the sale of real estate, net	$47,354	$—
Capital expenditures, net of insurance proceeds	(10,309)	(9,563)
Reimbursements (escrows) for capital expenditures, net	3,569	(2,221)
Deposits refunded for real estate investments	—	584
Net cash provided by (used in) investing activities	$40,614	$(11,200)
Cash Flows From Financing Activities
Principal payments of mortgage notes payable	$(11,657)	$(7,854)
Repayments of mortgage notes payable	(27,968)	—
Payment of exit fee on extinguishment of debt	(311)	—
Payment of common stock dividend	(42,714)	(42,706)
Repurchase of common stock	—	(30,884)
Net cash used in financing activities	$(82,650)	$(81,444)
Net increase (decrease) in cash and cash equivalents	2,449	(33,251)
Cash and cash equivalents, beginning of period	58,048	116,881
Cash and cash equivalents, end of period	$60,497	$83,630

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$42,134	$41,122
Cash paid during the period for income taxes	271	262

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Issuance of common stock	$214	$—

See notes to consolidated financial statements.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2017
(dollars in thousands, except share data)

1.	ORGANIZATION

New Senior is a REIT primarily focused on investing in private pay senior housing properties. As of June 30, 2017, New Senior owned a diversified portfolio of 148 primarily private pay senior housing properties located across 37 states. The Company is listed on the New York Stock Exchange (“NYSE”) under the symbol “SNR” and is headquartered in New York, New York.

The Company operates in two reportable segments: (1) Managed Properties and (2) Triple Net Lease Properties.

Managed Properties – The Company has engaged property managers to manage 90 of its properties on a day-to-day basis under the Managed Properties segment. These properties consist of 51 dedicated independent living (“IL”) facilities and 39 properties with a combination of assisted living/memory care (“AL/MC”) facilities. The Company’s Managed Properties are managed by Holiday Retirement (“Holiday”), a portfolio company that is majority owned by private equity funds managed by an affiliate of FIG LLC (the “Manager”), a subsidiary of Fortress Investment Group LLC (“Fortress”), FHC Property Management LLC (together with its subsidiaries, “Blue Harbor”), an affiliate of the Manager, Jerry Erwin Associates, Inc. (“JEA”), Thrive Senior Living LLC (“Thrive”), Grace Management, Inc. (“Grace”) and Watermark Retirement Communities, Inc. (“Watermark”), collectively, the “Property Managers,” under property management agreements (the “Property Management Agreements”). Under the Property Management Agreements, the Property Managers are responsible for the day-to-day operations of the Company’s senior housing properties and are entitled to a management fee in accordance with the terms of the Property Management Agreements.

The Company’s Property Management Agreements have initial five-year or ten-year terms, with successive, automatic one-year renewal periods. The Company pays property management fees of 5% to 7% of effective gross income pursuant to its Property Management Agreements with Holiday and, in some cases, Holiday is eligible to earn an incentive fee based on operating performance. The Company pays property management fees of 3% to 7% of gross revenues and, for certain properties, i) a property management fee based on a percentage of net operating income and ii) when eligible, an incentive fee based on operating performance, pursuant to its property management agreements with other managers.

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
June 30, 2017
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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09 Revenues from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB deferred the effective date of this standard by one year, which will be for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company has begun its process of assessing the impact of the guidance. To date the Company’s assessment efforts include the identification of various revenue streams within the scope of the guidance and the evaluation of certain revenue contracts with residents. The Company continues to evaluate the standard (and related clarifying guidance issued by the FASB) and the allowable methods of adoption and, currently, it expects to adopt the standard under the modified retrospective approach. ASU 2014-09 may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective). Although the Company’s evaluation of the guidance is ongoing, it does not expect the adoption to have a material impact on its consolidated financial statements as a substantial portion of its revenue consists of rental income from leasing arrangements, which is excluded from ASU 2014-09.

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
June 30, 2017
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

On January 31, 2017, the Company sold two AL/MC properties in the Managed Properties segment for consideration of $14,956, net of selling costs, and recognized a gain on sale of $4,199 which is included in “Gain on sale of real estate” in the Consolidated Statements of Operations. In connection with this sale, the Company repaid $14,730 of debt.

On June 15, 2017, the Company sold two IL properties in the Managed Properties segment for consideration of $32,398, net of selling costs, and recognized a gain on sale of $18,347 which is included in “Gain on sale of real estate” in the Consolidated Statements of Operations. In connection with this sale, the Company repaid $13,238 of debt.

4.	SEGMENT REPORTING

As of June 30, 2017, the Company operated in two reportable business segments: Managed Properties and Triple Net Lease Properties. Under its Managed Properties segment, the Company invests in senior housing properties throughout the United States and engages property managers to manage those senior housing properties. Under its Triple Net Lease Properties segment, the Company invests in senior housing and healthcare properties throughout the United States and leases those properties to healthcare operating companies under triple net leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, taxes, insurance, repairs, capital improvements and the payroll expense of property-level employees.

The Company evaluates performance of the combined properties in each reportable business segment based on segment NOI. The Company defines NOI as total revenues less property-level operating expenses, which include property management fees and travel cost reimbursements. The Company believes that net income, as defined by GAAP, is the most appropriate earnings measurement. However, the Company believes that segment NOI serves as a useful supplement to net income because it allows investors, analysts and management to measure unlevered property-level operating results and to compare the Company’s operating results between periods and to the operating results of other real estate companies on a consistent basis. Segment NOI should not be considered as an alternative to net income as determined in accordance with GAAP.

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

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2017
(dollars in thousands, except share data)

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Triple Net Lease Properties	Managed Properties	Consolidated	Triple Net Lease Properties	Managed Properties	Consolidated
Revenues
Resident fees and services	$—	$86,039	$86,039	$—	$90,297	$90,297
Rental revenue	28,247	—	28,247	28,244	—	28,244
Less: Property operating expense	—	58,668	58,668	—	60,606	60,606
Segment NOI	$28,247	$27,371	$55,618	$28,244	$29,691	$57,935

Depreciation and amortization			35,943			53,866
Interest expense			23,505			22,805
Acquisition, transaction and integration expense			446			652
Management fees and incentive compensation to affiliate			6,754			4,430
General and administrative expense			3,726			3,554
Loss on extinguishment of debt			297			—
Other expense			26			511
Total expenses			70,697			85,818
Gain on sale of real estate			18,347			—
Income (loss) before income taxes			3,268			(27,883)
Income tax expense (benefit)			147			(525)
Net income (loss)			$3,121			$(27,358)

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Triple Net Lease Properties	Managed Properties	Consolidated	Triple Net Lease Properties	Managed Properties	Consolidated
Revenues
Resident fees and services	$—	$172,765	$172,765	$—	$180,003	$180,003
Rental revenue	56,494	—	56,494	56,483	—	56,483
Less: Property operating expense	—	118,252	118,252	—	121,231	121,231
Segment NOI	$56,494	$54,513	$111,007	$56,483	$58,772	$115,255

Depreciation and amortization			73,461			101,233
Interest expense			46,571			45,593
Acquisition, transaction and integration expense			794			1,406
Management fees and incentive compensation to affiliate			10,578			8,358
General and administrative expense			7,737			7,924
Loss on extinguishment of debt			672			—
Other expense			161			698
Total expenses			139,974			165,212
Gain on sale of real estate			22,546			—
Loss before income taxes			(6,421)			(49,957)
Income tax expense (benefit)			353			(751)
Net loss			$(6,774)			$(49,206)

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2017
(dollars in thousands, except share data)

Property operating expense includes property management fees, property-level payroll expense and travel reimbursement costs. See Note 10 for additional information on these expenses related to Blue Harbor and Holiday.

Assets by reportable business segment are reconciled to total assets as follows:

	June 30, 2017		December 31, 2016
Assets:	Amount	Percentage	Amount	Percentage
Triple Net Lease Properties	$1,145,464	41.8%	$1,151,102	40.8%
Managed Properties	1,567,868	57.1%	1,639,726	58.1%
All other assets (A)	30,442	1.1%	30,900	1.1%
Total assets	$2,743,774	100.0%	$2,821,728	100.0%

(A)	Primarily consists of corporate cash and deferred tax assets which are not directly attributable to the Company’s reportable business segments.

Rental revenue attributable to our triple net leases with Holiday accounted for 19.5% and 18.8% of the Company’s total revenues for the three months ended June 30, 2017 and 2016, respectively, and 19.4% and 18.9% for the six months ended June 30, 2017 and 2016, respectively.

The following table presents the percentage of total revenues by geographic location:

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
	Number of Communities	% of Total Revenue	Number of Communities	% of Total Revenue
Florida	24	19.0%	26	19.7%
Texas	19	12.2%	19	12.0%
California	11	9.8%	12	10.1%
North Carolina	9	6.5%	9	6.3%
Pennsylvania	7	5.9%	7	6.1%
Oregon	9	4.9%	10	5.3%
Utah	6	4.1%	6	4.5%
Other	63	37.6%	65	36.0%
Total	148	100.0%	154	100.0%

5.	REAL ESTATE INVESTMENTS

	June 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value
Land	$218,356	$—	$218,356	$220,317	$—	$220,317
Building and improvements	2,422,839	(196,804)	2,226,035	2,430,658	(163,670)	2,266,988
Furniture, fixtures and equipment	127,214	(66,952)	60,262	122,204	(55,298)	66,906
Total real estate investments	$2,768,409	$(263,756)	$2,504,653	$2,773,179	$(218,968)	$2,554,211

Depreciation expense was $23,514 and $22,002 for the three months ended June 30, 2017 and 2016, respectively, and $46,737 and $44,420 for the six months ended June 30, 2017 and 2016, respectively.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2017
(dollars in thousands, except share data)

The following table summarizes the Company’s real estate intangibles:

	June 30, 2017				December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Amortization Period
Above/below market lease intangibles, net	$5,868	$(653)	$5,215	54.1 years	$5,868	$(556)	$5,312	53.7 years
In-place lease intangibles	306,109	(277,054)	29,055	2.7 years	308,265	(252,684)	55,581	2.7 years
Other intangibles	5,796	(2,527)	3,269	9.6 years	5,796	(2,212)	3,584	9.5 years
Total intangibles	$317,773	$(280,234)	$37,539		$319,929	$(255,452)	$64,477

Amortization expense was $12,429 and $31,864 for the three months ended June 30, 2017 and 2016, respectively, and $26,724 and $56,813 for the six months ended June 30, 2017 and 2016, respectively. Additionally, amortization of above/below market leases was $37 and $35 for the three months ended June 30, 2017 and 2016, respectively, and $74 and $71 for the six months ended June 30, 2017 and 2016, respectively, and is reported as a net reduction to “Rental revenue” in the Consolidated Statements of Operations.

6.	RECEIVABLES AND OTHER ASSETS, NET

	June 30, 2017	December 31, 2016
Escrows held by lenders (A)	$36,028	$36,231
Prepaid expenses	2,555	3,617
Resident receivables, net	2,780	3,085
Deferred tax assets, net	8,461	8,660
Security deposits	3,397	3,238
Income tax receivable	972	1,313
Assets held for sale	—	10,824
Other assets and receivables	4,001	4,266
Total receivables and other assets	$58,194	$71,234

(A)	Represents amounts held by lenders in tax, insurance, replacement reserve and other escrow accounts that are related to mortgage notes collateralized by New Senior’s properties.

The following table summarizes the allowance for doubtful accounts and the related provision for uncollectible receivables:

	Six Months Ended June 30,
	2017	2016
Balance, beginning of period	$976	$509
Provision for uncollectible receivables	1,242	1,058
Write-offs, net of recoveries	(1,056)	(580)
Balance, end of period	$1,162	$987

The provision for resident receivables and related write-offs are included in “Property operating expense” in the Consolidated Statements of Operations.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2017
(dollars in thousands, except share data)

7.	MORTGAGE NOTES PAYABLE, NET

	June 30, 2017					December 31, 2016
	Outstanding Face Amount	Carrying Value (A)	Maturity Date	Stated Interest Rate	Weighted Average Maturity (Years)	Outstanding Face Amount	Carrying Value (A)
Managed Properties
Fixed Rate	$603,340	$600,057	Dec 2018 - Sep 2025	3.65% to 6.76%	6.7	$604,749	$601,232
Floating Rate (B)	687,048	681,497	Oct 2020 - May 2022	1M LIBOR + 2.20% to 1M LIBOR + 2.70%	4.5	717,254	710,672
Triple Net Lease Properties
Fixed Rate (C)	676,428	664,133	Jan 2021 - Jan 2024	3.80% to 7.40%	4.8	683,137	667,579
Floating Rate	150,332	149,914	Apr 2018 - Oct 2018	3M LIBOR + 3.00% to 3M LIBOR + 3.25%	1.1	151,634	150,904
Total	$2,117,148	$2,095,601			5.0	$2,156,774	$2,130,387

(A)	The totals are reported net of deferred financing costs of $22,662 and $27,797 as of June 30, 2017 and December 31, 2016, respectively.

(B)	All of these loans have LIBOR caps that range between 3.30% and 3.80% as of June 30, 2017.

(C)
Includes loans with an outstanding face amount of $340,301 and $289,360, as of June 30, 2017, for which the Company bought down the interest rates to 4.00% and 3.80%, respectively, through January 2019. The interest rates will increase to 4.99% and 4.55%, respectively, thereafter.

During the three and six months ended June 30, 2017, the Company repaid $13,238 and $27,968 of debt, respectively, associated with the sale of four properties in the Managed Properties segment and recognized a loss on extinguishment of debt of $297 and $672, respectively, which represents the write-off of related unamortized deferred financing costs and other exit fees.

During April 2017, the Company exercised an option to extend a floating rate debt balloon payment of approximately $98,000 from October 2017 to October 2018.

The carrying value of the collateral relating to the fixed rate and floating rate mortgages was $1,567,642 and $974,297 as of June 30, 2017, respectively, and $1,600,019 and $1,018,245 as of December 31, 2016, respectively.

The Company’s mortgage notes payable contain various customary financial and other covenants, in some cases including Debt Service Coverage Ratio and Project Yield, as defined in the agreements. The Company was in compliance with the covenants in its mortgage notes payable agreements as of June 30, 2017.

The fair values of mortgage notes payable as of June 30, 2017 and December 31, 2016 was $2,097,516 and $2,137,097, respectively. Mortgage notes payable are not measured at fair value in the Consolidated Balance Sheets. The disclosed fair value of mortgage notes payable, classified as level 3 within the fair value hierarchy, is based on a discounted cash flow valuation model. Significant inputs in the model include amounts and timing of expected future cash flows and market yields which are constructed based on inputs implied from similar debt offerings.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2017
(dollars in thousands, except share data)

8.	DERIVATIVE INSTRUMENTS

As of June 30, 2017, the Company held interest rate caps to hedge future payments on floating rate debt obligations. The interest rate caps are carried at fair value and are included in “Receivables and other assets, net” in the Consolidated Balance Sheets. The Company estimates the fair value of these instruments using pricing models that consider forward yield curves, cap strike rates, cap volatility and discount rates, which are classified as level 2 inputs. Significant inputs to the valuation of level 2 derivatives can be verified to market transactions, broker or dealer quotations or other pricing sources with reasonable levels of price transparency. The Company does not apply hedge accounting. The fair value adjustment on the Company’s interest rate caps was a loss of $36 and $60 for the three months ended June 30, 2017 and 2016, respectively, and $87 and $247 for the six months ended June 30, 2017 and 2016, respectively, and is included in “Other expense” in the Consolidated Statements of Operations.

The following table presents information related to the Company’s outstanding interest rate caps:

	June 30, 2017	December 31, 2016
Outstanding notional amount	$730,838	$731,007
LIBOR cap range	3.30% to 3.80%	3.30% to 3.80%
LIBOR cap effective date range	Mar 2015 to Sep 2020	Mar 2015 to Sep 2020
Fair value	$28	$115

9.	ACCRUED EXPENSES AND OTHER LIABILITIES

	June 30, 2017	December 31, 2016
Security deposits payable	$60,431	$57,186
Escrow liabilities (A)	11,712	10,503
Accounts payable	10,356	10,398
Mortgage interest payable	6,624	6,671
Deferred community fees, net	5,209	5,257
Rent collected in advance	3,571	3,180
Property tax payable	4,542	3,877
Other liabilities	3,970	3,751
Total accrued expenses and other liabilities	$106,415	$100,823

(A)	Represents amounts held by lenders in tax, insurance, replacement reserve and other escrow accounts that are related to mortgage notes collateralized by New Senior’s triple net lease properties.

10.	TRANSACTIONS WITH AFFILIATES

Management Agreements

New Senior is party to a management agreement (the “Management Agreement”) with the Manager, under which the Manager advises the Company on various aspects of its business and manages its day-to-day operations, subject to the supervision of the Company’s board of directors. For its management services, the Manager is entitled to a base management fee of 1.5% per annum of the Company’s gross equity. Gross equity is generally defined as the equity invested by Drive Shack Inc. (“Drive Shack”) (including cash contributed to the Company) as of the completion of the spin-off from Drive Shack, plus the aggregate offering price from stock offerings, plus certain capital contributions to subsidiaries, less capital distributions (calculated without regard to depreciation and amortization) and repurchases of common stock, calculated and payable monthly in arrears in cash. The Company incurred management fees of $3,824 and $3,839 during the three months ended June 30, 2017 and 2016, respectively, and $7,648 and $7,723 during the six months ended June 30, 2017 and 2016, respectively, under the Management Agreement, which are included in “Management fees and incentive compensation to affiliate” in the Consolidated Statements of Operations. As of June 30, 2017 and December 31, 2016, the Company had a payable for management fees of $1,275 and $1,280, respectively, which is included in “Due to affiliates” in the Consolidated Balance Sheets.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2017
(dollars in thousands, except share data)

The Manager is entitled to receive, on a quarterly basis, incentive compensation on a cumulative, but not compounding basis, in an amount equal to the product of (A) 25% of the dollar amount by which (1)(a) funds from operations (as defined in the Management Agreement) before the incentive compensation per share of common stock, plus (b) gains (or losses) from sales of property per share of common stock, plus (c) internal and third party acquisition-related expenses, plus (d) unconsummated transaction expenses, and plus (e) other non-routine items (as defined in the Management Agreement), exceed (2) an amount equal to (a) the weighted average value per share of the equity invested by Drive Shack in the assets of the Company (including cash contributed to the Company) as of the completion of the spin-off and the price per share of the Company’s common stock in any offerings by the Company (adjusted for prior capital dividends or capital distributions, which shall be calculated without regard to depreciation and amortization and repurchases of common stock) multiplied by (b) a simple interest rate of 10% per annum, multiplied by (B) the weighted average number of shares of common stock outstanding. The Manager earned incentive compensation of $2,930 and $591 during the three months ended June 30, 2017 and 2016, respectively, and $2,930 and $635 during the six months ended June 30, 2017 and 2016, respectively, which are included in “Management fees and incentive compensation to affiliate” in the Consolidated Statements of Operations. As of June 30, 2017 and December 31, 2016, the Company had a payable for incentive compensation of $2,930 and $2,106, respectively, which is included in “Due to affiliates” in the Consolidated Balance Sheets. The Manager is also entitled to receive, upon the successful completion of an equity offering, options with respect to 10% of the number of shares sold in the offering with an exercise price equal to the price paid by the purchaser in the offering.

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

The following table summarizes the Company’s reimbursement to the Manager for costs incurred for tasks and other services performed by the Manager under the Management Agreement:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Included in:
General and administrative expense	$1,887	$2,402	$3,907	$4,272
Acquisition, transaction and integration expense	288	567	650	926
Total reimbursements to the Manager	$2,175	$2,969	$4,557	$5,198

As of June 30, 2017 and December 31, 2016, the Company had a payable for Manager reimbursements of $1,222 and $1,046, respectively, which is included in “Due to affiliates” in the Consolidated Balance Sheets.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2017
(dollars in thousands, except share data)

Property Management Agreements

Within the Company’s Managed Properties segment, the Company is party to Property Management Agreements with Blue Harbor, an affiliate of Fortress, and Holiday, a portfolio company that is majority owned by a private equity fund managed by an affiliate of Fortress, to manage most of its senior housing properties. Pursuant to these Property Management Agreements, the Company pays monthly property management fees. For AL/MC properties managed by Blue Harbor and Holiday, the Company pays management fees equal to 6% of effective gross income for the first two years and 7% thereafter. For IL properties managed by Blue Harbor and Holiday, the Company generally pays management fees equal to 5% of effective gross income. For certain property management agreements, the Company may also pay an incentive fee based on operating performance of the properties. No incentive fees were incurred during the six months ended June 30, 2017 and 2016. Property management fees are included in “Property operating expense” in the Consolidated Statements of Operations. Other amounts paid to affiliated managers that are included in property operating expense are payroll expense and travel reimbursement costs. The payroll expense is structured as a reimbursement to the Property Manager, who is the employer of record.

The following table summarizes property management fees and reimbursements paid by the Company to Property Managers affiliated with Fortress:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Property management fees	$4,706	$5,110	$9,633	$9,635
Travel reimbursement costs	80	92	165	184
Property-level payroll expenses	23,720	25,851	48,611	51,844

As of June 30, 2017 and December 31, 2016, the Company had payables for property management fees of $1,613 and $1,676, respectively, and property-level payroll expenses of $5,097 and $5,515, respectively, which are included in “Due to affiliates” in the Consolidated Balance Sheets. The Property Management Agreements with affiliated managers have initial terms of 5 or 10 years and provide for automatic one-year extensions after the initial term, subject to termination rights.

Triple Net Lease Agreements

Within the Company’s Triple Net Lease segment, the Company is party to triple net leases with Holiday. Pursuant to the leases, the tenant is required to pay monthly rent payments in accordance with the lease terms. Such payments amounted to $18,553 and $17,754 for the three months ended June 30, 2017 and 2016, respectively, and $37,106 and $35,508 for the six months ended June 30, 2017 and 2016, respectively.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2017
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

The following table presents the provision (benefit) for income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Current
Federal	$—	$—	$—	$—
State and local	83	46	154	121
Total current provision	83	46	154	121
Deferred
Federal	57	(519)	152	(798)
State and local	7	(52)	47	(74)
Total deferred provision (benefit)	64	(571)	199	(872)
Total provision (benefit) for income taxes	$147	$(525)	$353	$(751)

The following table presents the significant components of deferred tax assets:

	June 30, 2017	December 31, 2016
Deferred tax assets:
Prepaid fees and rent	$1,797	$1,816
Net operating losses	4,854	4,386
Deferred rent	2,193	3,129
Tax credits	42	42
Other	169	113
Total deferred tax assets	9,055	9,486
Less valuation allowance	—	—
Net deferred tax assets	9,055	9,486
Deferred tax liabilities:
Depreciation and amortization	594	826
Total deferred tax liabilities	594	826
Total net deferred tax assets	$8,461	$8,660

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income by the TRS during the periods in which temporary differences become deductible and before the net operating loss carryforward expires. The Company has not recorded a valuation allowance against its deferred tax assets as of June 30, 2017 or December 31, 2016 as management believes that it is more likely than not that its deferred tax assets will be realized.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2017
(dollars in thousands, except share data)

12.	EQUITY

In January 2017 and June 2017, the Company issued an aggregate of 13,969 shares and 7,653 shares, respectively, of its common stock to its independent directors as compensation.

In the first quarter of 2017, strike prices for outstanding options were reduced by $0.97, reflecting the portion of the Company’s 2016 dividends which were deemed return of capital.

As of June 30, 2017, approximately 1.3 million shares of the Company’s common stock were held by Fortress, through its affiliates, and its principals.

13.	COMMITMENTS AND CONTINGENCIES

As of June 30, 2017, management believes there are no material contingencies that would affect the Company’s results of operations, cash flows or financial position.

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
June 30, 2017
(dollars in thousands, except share data)

Environmental Costs

As a commercial real estate owner, the Company is subject to potential environmental costs. As of June 30, 2017, management of the Company is not aware of any environmental concerns that would have a material adverse effect on the Company’s financial position or results of operations.

Capital Improvement and Repair Commitments

The Company has agreed to make $11,500 and $1,000 available for capital improvements during the 15 year lease periods to the triple net lease properties under the Life Care Services Portfolio and Watermark, respectively, none of which has been funded as of June 30, 2017. Upon funding these capital improvements, the Company will be entitled to a rent increase.

14.	SUBSEQUENT EVENTS

These consolidated financial statements include a discussion of material events, if any, which have occurred subsequent to June 30, 2017 (referred to as subsequent events) through the issuance of the consolidated financial statements.

On August 1, 2017, the Company’s board of directors declared a cash dividend on its common stock of $0.26 per common share for the quarter ended June 30, 2017. The dividend is payable on September 22, 2017 to shareholders of record on September 8, 2017.

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

OVERVIEW

Our Business

We are a REIT with a portfolio of 148 senior housing properties located across the United States. We are the only pure play senior housing REIT and one of the largest owners of senior housing properties. We are listed on the NYSE under the symbol “SNR” and are headquartered in New York, New York.

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

Our board of directors has approved broad investment guidelines for our Manager that permit us to invest in asset classes that differ materially from the assets we currently own.

Recent Developments

During the six months ended June 30, 2017, the Company sold four properties in the Managed Properties segment. See Note 3 to the consolidated financial statements for additional information.

During the second quarter of 2017, we transitioned four managed properties to new operators. Three properties were transitioned to Grace and the remaining property was transitioned to Watermark.

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

In our triple net portfolio, which accounts for approximately half of our segment NOI, EBITDARM coverage for the quarter ended June 30, 2017 was flat relative to the prior quarter, but down from 1.24x year over year. Given performance since June 30, 2016, we expect EBITDARM coverage, which is reported one quarter in arrears on a trailing 12-month basis, to decline further for the quarter ended September 30, 2017. Some of our tenants have posted shortfall deposits. While our tenants remain current on rent, our tenants may be unable or unwilling to satisfy their lease obligations to us. See Part II, Item IA. “Risk Factors-Our tenants may be unable or unwilling to satisfy their lease obligations to us, and there can be no assurance that the applicable guarantor of our leases will be able to cover any shortfall.”

The value of our existing portfolio could be impaired by new construction, as well as increased availability and popularity of home health care or other alternatives to senior housing, by hampering occupancy and rate growth, along with increasing operating expenses.

RESULTS OF OPERATIONS

Segment Overview

We evaluate our business operations and allocate resources based on two segments: (i) Managed Properties and (ii) Triple Net Lease Properties. Under our Managed Properties segment, we own 90 properties managed by Property Managers under property management agreements. Under our Triple Net Lease Properties segment, we lease 58 of our properties under four triple net master leases.

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

Three months ended June 30, 2017 compared to three months ended June 30, 2016

The following table sets forth our historical results of operations derived from our unaudited consolidated financial statements included in Part I, Item 1 in this Form 10-Q.

	Three Months Ended June 30,		Increase (Decrease)
(dollars in thousands)	2017	2016	Amount	Percentage
Revenues
Resident fees and services	$86,039	$90,297	$(4,258)	(4.7)%
Rental revenue	28,247	28,244	3	—%
Total revenues	114,286	118,541	(4,255)	(3.6)%

Expenses
Property operating expense	58,668	60,606	(1,938)	(3.2)%
Depreciation and amortization	35,943	53,866	(17,923)	(33.3)%
Interest expense	23,505	22,805	700	3.1%
Acquisition, transaction and integration expense	446	652	(206)	(31.6)%
Management fees and incentive compensation to affiliate	6,754	4,430	2,324	52.5%
General and administrative expense	3,726	3,554	172	4.8%
Loss on extinguishment of debt	297	—	297	NM
Other expense	26	511	(485)	(94.9)%
Total expenses	$129,365	$146,424	$(17,059)	(11.7)%
Gain on sale of real estate	18,347	—	18,347	NM
Income (loss) before income taxes	3,268	(27,883)	31,151	NM
Income tax expense (benefit)	147	(525)	672	NM
Net income (loss)	$3,121	$(27,358)	$30,479	NM
_______________
NM – Not meaningful

The following table provides a comparison of the results of operations of our segments:

	Three Months Ended June 30,		Increase (Decrease)
(dollars in thousands)	2017	2016	Amount	Percentage
Managed Properties
Resident fees and services	$86,039	$90,297	$(4,258)	(4.7)%
Less: Property operating expense	58,668	60,606	(1,938)	(3.2)%
Segment NOI for Managed Properties	27,371	29,691	(2,320)	(7.8)%

Triple Net Lease Properties
Rental revenue	28,247	28,244	3	—%
Segment NOI for Triple Net Lease Properties	$28,247	$28,244	$3	—%

The following table provides the reconciliation of our segment NOI to net income (loss), and compares the results of operations for the respective periods:

	Three Months Ended June 30,		Increase (Decrease)
(dollars in thousands)	2017	2016	Amount	Percentage
Total revenue	$114,286	$118,541	$(4,255)	(3.6)%

Segment NOI for Managed Properties	27,371	29,691	(2,320)	(7.8)%
Segment NOI for Triple Net Lease Properties	28,247	28,244	3	—%
Total segment NOI	55,618	57,935	(2,317)	(4.0)%
Expenses
Depreciation and amortization	35,943	53,866	(17,923)	(33.3)%
Interest expense	23,505	22,805	700	3.1%
Acquisition, transaction and integration expense	446	652	(206)	(31.6)%
Management fees and incentive compensation to affiliate	6,754	4,430	2,324	52.5%
General and administrative expense	3,726	3,554	172	4.8%
Loss on extinguishment of debt	297	—	297	NM
Other expense	26	511	(485)	(94.9)%
Total expenses	70,697	85,818	(15,121)	(17.6)%
Gain on sale of real estate	18,347	—	18,347	NM
Income (loss) before income taxes	3,268	(27,883)	31,151	NM
Income tax expense (benefit)	147	(525)	672	NM
Net income (loss)	$3,121	$(27,358)	$30,479	NM
_______________
NM – Not meaningful

Managed Properties

We owned 90 properties under the Managed Properties segment as of June 30, 2017.

	As of and for the three months ended June 30,
	2017	2016
Total properties	90	96
Total beds	10,929	11,543
Average occupancy rate	85.6%	88.3%

Same store information, as used herein, is defined as information for 86 properties owned for the entirety of comparable periods. Properties acquired, sold, transitioned to other operators or classified as held for sale during the comparable periods are excluded from the same store amounts. The following table presents same store segment NOI, segment NOI for non-same store properties and total segment NOI:

	Three Months Ended June 30,		Increase (Decrease)
(dollars in thousands)	2017	2016	Amount	Percentage
Resident fees and services	$79,937	$80,485	$(548)	(0.7)%
Less: Property operating expense	53,886	53,042	844	1.6%
Same store segment NOI	26,051	27,443	(1,392)	(5.1)%
Segment NOI for non-same store properties	1,320	2,248	(928)	(41.3)%
Total segment NOI	$27,371	$29,691	$(2,320)	(7.8)%

Resident fees and services

Resident fees and services represent residents’ monthly rental and care fees. Revenue from resident fees and services decreased by $4.3 million to $86.0 million for the three months ended June 30, 2017 from $90.3 million for the three months ended June 30, 2016. A decrease of approximately $3.4 million is attributable to the revenue of six sold properties. The remaining decrease was primarily attributable to a decrease in average occupancy rates, which were 85.6% and 88.3% for the three months ended June 30, 2017 and 2016, respectively. These decreases were partially offset by an increase in average rental rates.

Same store resident fees and services decreased by $0.5 million to $79.9 million for the three months ended June 30, 2017 from $80.5 million for the three months ended June 30, 2016. This decrease was primarily attributable to a decrease in average occupancy rates, which were 86.2% and 88.9% for the three months ended June 30, 2017 and 2016, respectively, partially offset by an increase in average rental rates.

Property operating expense

Property operating expense decreased by $1.9 million to $58.7 million for the three months ended June 30, 2017 from $60.6 million for the three months ended June 30, 2016. A decrease of approximately $2.8 million is attributable to the operating expenses of six sold properties. This decrease was partially offset by an increase in labor and other administrative costs.

Property operating expense includes property management fees and travel reimbursements paid to the Property Managers of $5.1 million and $5.4 million for the three months ended June 30, 2017 and 2016, respectively.

Same store property operating expense increased by $0.8 million to $53.9 million for the three months ended June 30, 2017 from $53.0 million for the three months ended June 30, 2016, primarily due to an increase in labor and other administrative costs.

Segment NOI for Managed Properties

Segment NOI decreased by $2.3 million to $27.4 million for the three months ended June 30, 2017 from $29.7 million for the three months ended June 30, 2016, or as a percent of resident fees and services, was 31.8% and 32.9%, respectively. The decrease in segment NOI is primarily due to i) an increase in labor and other administrative costs, ii) a decrease in average occupancy rates and iii) the sale of six properties. The decrease was partially offset by an increase in average rental rates.

Same store segment NOI decreased by $1.4 million to $26.1 million for the three months ended June 30, 2017 from $27.4 million for the three months ended June 30, 2016, primarily due to i) an increase in labor and other administrative costs and ii) a decrease in average occupancy rates. The decrease was partially offset by an increase in average rental rates.

Triple Net Lease Properties

Rental revenue and Segment NOI for Triple Net Lease Properties

Segment NOI was $28.2 million for both the three months ended June 30, 2017 and 2016, respectively. As a percentage of rental revenue, segment NOI was 100% of revenue for each fiscal year as the lessee operates the property and bears the related costs, including maintenance, utilities, taxes, insurance, repairs, capital improvements and the payroll expense of property-level employees.

Expenses

Depreciation and amortization

Depreciation and amortization expense decreased by $17.9 million to $35.9 million for the three months ended June 30, 2017 from $53.9 million for the three months ended June 30, 2016, primarily due to certain intangible assets becoming fully amortized.

Interest expense

Interest expense increased by $0.7 million to $23.5 million for the three months ended June 30, 2017 from $22.8 million for the three months ended June 30, 2016. The increase is primarily attributable to higher interest rates on our floating rate debt.

The weighted average effective interest rate for the three months ended June 30, 2017 and 2016 was 4.38% and 4.14%, respectively.

Acquisition, transaction and integration expense

Acquisition, transaction and integration expense decreased by $0.2 million to $0.4 million for the three months ended June 30, 2017 from $0.7 million for the three months ended June 30, 2016. The decrease is primarily attributable to lower diligence related costs of approximately $0.3 million in 2017.

Management fees and incentive compensation to affiliate

Management fees and incentive compensation to affiliate expense increased by $2.3 million to $6.8 million for the three months ended June 30, 2017 from $4.4 million for the three months ended June 30, 2016, primarily due to incentive compensation earned by the Manager from the sale of two properties in June 2017.

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

General and administrative expense

General and administrative expense increased by $0.2 million to $3.7 million for the three months ended June 30, 2017 from $3.6 million for the three months ended June 30, 2016, primarily due to an increase in professional fees, partially offset by a lower reimbursement to the Manager for costs incurred for services related to asset management.

Loss on extinguishment of debt

In June 2017, we repaid $13.2 million of debt associated with our sale of two IL properties and recognized a loss on extinguishment of debt of $0.3 million.

Other expense

Other expense was not material for the three months ended June 30, 2017. Other expense was $0.5 million for the three months ended June 30, 2016 and primarily consists of casualty related charges and restructuring costs.

Other

Gain on sale of real estate

In June 2017, we sold two IL properties and recognized a gain on sale of $18.3 million. There were no sales of real estate during the three months ended June 30, 2016.

Income tax expense (benefit)

We are organized and conduct our operations to qualify as a REIT under the requirements of the Code. However, certain of our activities are conducted through our TRS and therefore are subject to federal and state income taxes. During the three months ended June 30, 2017 and 2016, our TRS recorded approximately $0.1 million and $0.5 million in income tax expense and income tax benefit, respectively, primarily due to our TRS generating earnings in 2017 compared to a loss in 2016.

Six months ended June 30, 2017 compared to six months ended June 30, 2016

The following table sets forth our historical results of operations derived from our unaudited consolidated financial statements included in Part I, Item 1 in this Form 10-Q.

	Six Months Ended June 30,		Increase (Decrease)
(dollars in thousands)	2017	2016	Amount	Percentage
Revenues
Resident fees and services	$172,765	$180,003	$(7,238)	(4.0)%
Rental revenue	56,494	56,483	11	—%
Total revenues	229,259	236,486	(7,227)	(3.1)%

Expenses
Property operating expense	118,252	121,231	(2,979)	(2.5)%
Depreciation and amortization	73,461	101,233	(27,772)	(27.4)%
Interest expense	46,571	45,593	978	2.1%
Acquisition, transaction and integration expense	794	1,406	(612)	(43.5)%
Management fees and incentive compensation to affiliate	10,578	8,358	2,220	26.6%
General and administrative expense	7,737	7,924	(187)	(2.4)%
Loss on extinguishment of debt	672	—	672	NM
Other expense	161	698	(537)	(76.9)%
Total expenses	$258,226	$286,443	$(28,217)	(9.9)%
Gain on sale of real estate	22,546	—	22,546	NM
Loss before income taxes	(6,421)	(49,957)	43,536	87.1%
Income tax expense (benefit)	353	(751)	1,104	NM
Net loss	$(6,774)	$(49,206)	$42,432	86.2%
_______________
NM – Not meaningful

The following table provides a comparison of the results of operations of our segments:

	Six Months Ended June 30,		Increase (Decrease)
(dollars in thousands)	2017	2016	Amount	Percentage
Managed Properties
Resident fees and services	$172,765	$180,003	$(7,238)	(4.0)%
Less: Property operating expense	118,252	121,231	(2,979)	(2.5)%
Segment NOI for Managed Properties	54,513	58,772	(4,259)	(7.2)%

Triple Net Lease Properties
Rental revenue	56,494	56,483	11	—%
Segment NOI for Triple Net Lease Properties	$56,494	$56,483	$11	—%

The following table provides the reconciliation of our segment NOI to net loss, and compares the results of operations for the respective periods:

	Six Months Ended June 30,		Increase (Decrease)
(dollars in thousands)	2017	2016	Amount	Percentage
Total revenue	$229,259	$236,486	$(7,227)	(3.1)%

Segment NOI for Managed Properties	54,513	58,772	(4,259)	(7.2)%
Segment NOI for Triple Net Lease Properties	56,494	56,483	11	—%
Total segment NOI	111,007	115,255	(4,248)	(3.7)%
Expenses
Depreciation and amortization	73,461	101,233	(27,772)	(27.4)%
Interest expense	46,571	45,593	978	2.1%
Acquisition, transaction and integration expense	794	1,406	(612)	(43.5)%
Management fees and incentive compensation to affiliate	10,578	8,358	2,220	26.6%
General and administrative expense	7,737	7,924	(187)	(2.4)%
Loss on extinguishment of debt	672	—	672	NM
Other expense	161	698	(537)	(76.9)%
Total expenses	139,974	165,212	(25,238)	(15.3)%
Gain on sale of real estate	22,546	—	22,546	NM
Loss before income taxes	(6,421)	(49,957)	43,536	87.1%
Income tax expense (benefit)	353	(751)	1,104	NM
Net loss	$(6,774)	$(49,206)	$42,432	86.2%
_______________
NM – Not meaningful

Managed Properties

We owned 90 properties under the Managed Properties segment as of June 30, 2017.

	As of and for the six months ended June 30,
	2017	2016
Total properties	90	96
Total beds	10,929	11,543
Average occupancy rate	85.8%	88.3%

Same store information, as used herein, is defined as information for 86 properties owned for the entirety of comparable periods. Properties acquired, sold, transitioned to other operators or classified as held for sale during the comparable periods are excluded from the same store amounts. The following table presents same store segment NOI, segment NOI for non-same store properties and total segment NOI:

	Six Months Ended June 30,		Increase (Decrease)
(dollars in thousands)	2017	2016	Amount	Percentage
Resident fees and services	$159,570	$160,565	$(995)	(0.6)%
Less: Property operating expense	107,839	106,075	1,764	1.7%
Same store segment NOI	51,731	54,490	(2,759)	(5.1)%
Segment NOI for non-same store properties	2,782	4,282	(1,500)	(35.0)%
Total segment NOI	$54,513	$58,772	$(4,259)	(7.2)%

Resident fees and services

Resident fees and services represent residents’ monthly rental and care fees. Revenue from resident fees and services decreased by $7.2 million to $172.8 million for the six months ended June 30, 2017 from $180.0 million for the six months ended June 30, 2016. A decrease of approximately $5.8 million is attributable to the revenue of six sold properties. The remaining decrease was primarily attributable to a decrease in average occupancy rates, which were 85.8% and 88.3% for the six months ended June 30, 2017 and 2016, respectively. These decreases were partially offset by an increase in average rental rates.

Same store resident fees and services decreased by $1.0 million to $159.6 million for the six months ended June 30, 2017 from $160.6 million for the six months ended June 30, 2016. This decrease was primarily attributable to a decrease in average occupancy rates, which were 86.4% and 89.0% for the six months ended June 30, 2017 and 2016, respectively, partially offset by an increase in average rental rates.

Property operating expense

Property operating expense decreased by $3.0 million to $118.3 million for the six months ended June 30, 2017 from $121.2 million for the six months ended June 30, 2016. A decrease of approximately $4.8 million is attributable to the operating expenses of six sold properties. This decrease was partially offset by an increase in labor, other administrative costs and management fees.

Property operating expense includes property management fees and travel reimbursements paid to the Property Managers of $10.3 million and $10.2 million for the six months ended June 30, 2017 and 2016, respectively.

Same store property operating expense increased by $1.8 million to $107.8 million for the six months ended June 30, 2017 from $106.1 million for the six months ended June 30, 2016, primarily due to an increase in labor, other administrative costs and management fees.

Segment NOI for Managed Properties

Segment NOI decreased by $4.3 million to $54.5 million for the six months ended June 30, 2017 from $58.8 million for the six months ended June 30, 2016, or as a percent of resident fees and services, was 31.6% and 32.7%, respectively. The decrease in segment NOI primarily reflects i) an increase in labor, other administrative costs and management fees, ii) a decrease in average occupancy rates and iii) the sale of six properties. The decrease was partially offset by an increase in average rental rates.

Same store segment NOI decreased by $2.8 million to $51.7 million for the six months ended June 30, 2017 from $54.5 million for the six months ended June 30, 2016, primarily due to i) an increase in labor, other administrative costs and management fees and ii) a decrease in average occupancy rates. The decrease was partially offset by an increase in average rental rates.

Triple Net Lease Properties

Rental revenue and Segment NOI for Triple Net Lease Properties

Segment NOI was $56.5 million for both the six months ended June 30, 2017 and 2016, respectively. As a percentage of rental revenue, segment NOI was 100% of revenue for each fiscal year as the lessee operates the property and bears the related costs, including maintenance, utilities, taxes, insurance, repairs, capital improvements and the payroll expense of property-level employees.

Expenses

Depreciation and amortization

Depreciation and amortization expense decreased by $27.8 million to $73.5 million for the six months ended June 30, 2017 from $101.2 million for the six months ended June 30, 2016, primarily due to certain intangible assets becoming fully amortized.

Interest expense

Interest expense increased by $1.0 million to $46.6 million for the six months ended June 30, 2017 from $45.6 million for the six months ended June 30, 2016. The increase is primarily attributable to higher interest rates on our floating rate debt in 2017.

The weighted average effective interest rate for the six months ended June 30, 2017 and 2016 was 4.35% and 4.13%, respectively.

Acquisition, transaction and integration expense

Acquisition, transaction and integration expense decreased by $0.6 million to $0.8 million for the six months ended June 30, 2017 from $1.4 million for the six months ended June 30, 2016. The decrease is primarily attributable to lower diligence related costs of approximately $0.7 million in 2017.

Management fees and incentive compensation to affiliate

Management fees and incentive compensation to affiliate expense increased by $2.2 million to $10.6 million for the six months ended June 30, 2017 from $8.4 million for the six months ended June 30, 2016, primarily due to incentive compensation earned by the Manager from the sale of two properties in June 2017.

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

General and administrative expense

General and administrative expense decreased by $0.2 million to $7.7 million for the six months ended June 30, 2017 from $7.9 million for the six months ended June 30, 2016, primarily due to a lower reimbursement to the Manager for costs incurred for services related to asset management and other corporate functions, partially offset by higher professional fees.

Loss on extinguishment of debt

During the six months ended June 30, 2017, we repaid $28.0 million of debt associated with our sale of four properties and recognized a loss on extinguishment of debt of $0.7 million.

Other expense

Other expense was $0.2 million and $0.7 million for the six months ended June 30, 2017 and 2016, respectively, and primarily consists of a fair value loss on our interest rate caps in 2017, and casualty related charges, a fair value loss on our interest rate caps and restructuring costs in 2016.

Other

Gain on sale of real estate

During the six months ended June 30, 2017, we sold four properties and recognized a gain on sale of $22.5 million. There were no sales of real estate during the six months ended June 30, 2016.

Income tax expense (benefit)

We are organized and conduct our operations to qualify as a REIT under the requirements of the Code. However, certain of our activities are conducted through our TRS and therefore are subject to federal and state income taxes. During the six months ended June 30, 2017 and 2016, our TRS recorded approximately $0.4 million and $0.8 million in income tax expense and income tax benefit, respectively, primarily due to our TRS generating earnings in 2017 compared to a loss in 2016.

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

The following table summarizes the geographic locations of our senior housing properties as of June 30, 2017:

	Managed Properties		Triple Net Lease Properties		Total
Location	Number of Communities	Number of Beds	Number of Communities	Number of Beds	Number of Communities	Number of Beds
Arizona	1	108	1	115	2	223
Arkansas	1	113	—	—	1	113
California	9	1,048	2	235	11	1,283
Colorado	1	119	4	439	5	558
Connecticut	—	—	2	277	2	277
Florida	21	2,878	3	370	24	3,248
Georgia	2	194	—	—	2	194
Hawaii	1	123	—	—	1	123
Idaho	1	121	—	—	1	121
Illinois	1	66	1	111	2	177
Indiana	1	114	—	—	1	114
Iowa	—	—	2	215	2	215
Kansas	1	117	2	238	3	355
Kentucky	—	—	1	117	1	117
Louisiana	1	118	1	103	2	221
Massachusetts	2	255	—	—	2	255
Michigan	1	119	1	121	2	240
Mississippi	1	67	1	94	2	161
Missouri	—	—	3	320	3	320
Montana	1	127	1	115	2	242
Nebraska	1	117	—	—	1	117
Nevada	1	174	1	121	2	295
New Hampshire	4	263	—	—	4	263
New York	1	120	2	234	3	354
North Carolina	7	917	2	240	9	1,157
Ohio	3	354	—	—	3	354
Oklahoma	1	120	—	—	1	120
Oregon	3	340	6	601	9	941
Pennsylvania	3	406	4	808	7	1,214
South Carolina	1	120	—	—	1	120
South Dakota	1	114	—	—	1	114
Tennessee	3	235	1	110	4	345
Texas	5	745	14	2,206	19	2,951
Utah	5	592	1	117	6	709
Virginia	2	233	1	120	3	353
Washington	2	275	—	—	2	275
Wisconsin	1	117	1	116	2	233
Total	90	10,929	58	7,543	148	18,472

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity needs are to (i) fund operating expenses, (ii) meet debt service requirements, (iii) fund recurring capital expenditures and investment activities, if applicable, and (iv) make distributions to stockholders. As of June 30, 2017, we had approximately $60.5 million in liquidity, consisting of unrestricted cash and cash equivalents. A significant portion of this amount is held in operating accounts used to fund expenses at our managed properties.

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

Our cash flows from operating activities, less capital expenditures and principal payments (which increased meaningfully in May 2017), have been, and continue to be, less than the amount of distributions to our shareholders. We have funded the shortfall using cash on hand, which declined from $83.6 million as of June 30, 2016 to $60.5 million as of June 30, 2017. Our board of directors may determine that it is not prudent or feasible to maintain distributions at a level that exceeds cash flows from operating activities. See Part II, Item IA. “Risk Factors-We have not established a minimum distribution payment level, and we cannot assure you of our ability to maintain our current distribution payment level or to pay any distributions in the future.”

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

Debt Obligations

Our mortgage notes payable contain various customary financial and other covenants, and in certain cases include a Debt Service Coverage Ratio, Project Yield or Minimum Net Worth and Liquid Assets provision, as defined in the agreements. As of June 30, 2017, we were in compliance with all of such covenants.

As noted above, our principal payments increased meaningfully in May 2017. See Note 7 to the consolidated financial statements for further information related to our mortgage notes as of June 30, 2017.

Capital Expenditures

For our Managed Properties segment, we anticipate that capital expenditures will be funded through operating cash flows from the Managed Properties. During the six months ended June 30, 2017, we funded $10.5 million of capital expenditures.

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

Cash Flows

The following table provides a summary of our cash flows:

	Six Months Ended June 30,
(dollars in thousands)	2017	2016
Net cash provided by (used in)
Operating activities	$44,485	$59,393
Investing activities	40,614	(11,200)
Financing activities	(82,650)	(81,444)
Net increase (decrease) in cash and cash equivalents	2,449	(33,251)
Cash and cash equivalents, beginning of period	58,048	116,881
Cash and cash equivalents, end of period	$60,497	$83,630

Operating activities

Net cash provided by operating activities was $44.5 million and $59.4 million for the six months ended June 30, 2017 and 2016, respectively. The period-over-period decrease of $14.9 million was primarily due to the sale of six properties and a decrease in average occupancy rates, which were 85.8% and 88.3% for the six months ended June 30, 2017 and 2016, respectively, partially offset by an increase in average rental rates.

Investing activities

Net cash provided by investing activities was $40.6 million and net cash used in investing activities was $11.2 million for the six months ended June 30, 2017 and 2016, respectively. The period-over-period increase of $51.8 million was primarily due to proceeds of $47.4 million received from the sale of four properties during the six months ended June 30, 2017.

Financing activities

Net cash used in financing activities was $82.7 million and $81.4 million for the six months ended June 30, 2017 and 2016, respectively. The period-over-period increase of $1.2 million was primarily due to debt repayments of $28.0 million associated with the sale of four properties during the six months ended June 30, 2017 and an increase in debt principal payments of approximately $3.8 million. These increases were partially offset by the repurchase of $30.9 million of common stock in January 2016.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2017, we do not have any off-balance sheet arrangements. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, special purpose or variable interest entities established to facilitate off-balance sheet arrangements. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intend to provide additional funding to any such entities.

CONTRACTUAL OBLIGATIONS

As of June 30, 2017, we had the following material contractual obligations, including estimates of interest payments on our floating rate debt (dollars in thousands):

	Period from July 1, 2017 to December 31, 2017	2018 (A)	2019	2020	2021	Thereafter	Total
Principal payments	$15,666	$31,860	$30,433	$31,685	$30,505	$52,082	$192,231
Balloon payments	—	178,152	95,345	31,636	311,518	1,308,266	1,924,917
Subtotal	15,666	210,012	125,778	63,321	342,023	1,360,348	2,117,148
Interest (B)	42,805	82,425	78,768	74,483	56,649	108,090	443,220
Total obligations (C)	$58,471	$292,437	$204,546	$137,804	$398,672	$1,468,438	$2,560,368

(A)	We have options to extend all balloon payments by an additional year.

(B)
Estimated interest payments on floating rate debt is calculated using LIBOR rates in effect at June 30, 2017 and may not be indicative of actual payments. Actual payments may vary significantly due to LIBOR fluctuations. See Note 7 to the consolidated financial statements for further information about interest rates.

(C)	Total obligations includes an estimate of interest payments on floating rate debt, see Note B above.

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

Funds From Operations and Normalized Funds From Operations

We use Funds From Operations (“FFO”) and Normalized FFO as supplemental measures of our operating performance. We use the National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO. NAREIT defines FFO as GAAP net income excluding gains (losses) from sales of depreciable real estate assets and impairment charges of depreciable real estate, plus real estate depreciation and amortization, and after adjustments for unconsolidated entities and joint ventures to reflect FFO on the same basis. FFO does not account for debt principal payments and is not intended as a measure of a REIT’s ability to satisfy such payments or any other cash requirements.

Normalized FFO, as defined below, measures the financial performance of our portfolio of assets excluding items that, although incidental to, are not reflective of the day-to-day operating performance of our portfolio of assets. We believe that Normalized FFO is useful because it facilitates the evaluation of our portfolio’s operating performance (i) between periods on a consistent basis and (ii) to the operating performance of other real estate companies. However, comparability may be limited because our calculation of Normalized FFO may differ significantly from that of other companies or because of features of our business that are not present in other companies.

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

The following table sets forth a reconciliation of net income (loss) to FFO, Normalized FFO and Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Net income (loss)	$3,121	$(27,358)	$(6,774)	$(49,206)
Gain on sale of real estate	(18,347)	—	(22,546)	—
Depreciation and amortization	35,943	53,866	73,461	101,233
FFO	20,717	26,508	44,141	52,027
Acquisition, transaction and integration expense	446	652	794	1,406
Loss on extinguishment of debt	297	—	672	—
Incentive compensation on sale of real estate (A)	2,930	—	2,930	—
Other expense (B)	26	511	161	698
Normalized FFO	24,416	27,671	48,698	54,131
Interest expense	23,505	22,805	46,571	45,593
Income tax expense (benefit)	147	(525)	353	(751)
Adjusted EBITDA	$48,068	$49,951	$95,622	$98,973

(A)
Represents incentive compensation directly related to the gain on sale of real estate, which may represent a portion of total incentive compensation earned by the Manager in a given quarter, as reported in “Management fees and incentive compensation to affiliate” in the Consolidated Statements of Operations. The calculation of gain on sale for purposes of the incentive compensation calculation differs significantly from gain on sale calculated in accordance with GAAP.

(B)	Primarily includes changes in the fair value of financial instruments, casualty related charges and restructuring costs.

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

As of June 30, 2017 we had $837.4 million of floating rate debt, representing 39.6% of our total indebtedness, with a weighted average rate of 3.58%. A 100 basis point change in interest rates would change annual interest expense by $8.4 million on an annualized basis.

Credit Risk

We derive a portion of our revenue from long-term triple net leases in which the minimum rental payments are fixed with scheduled periodic increases.

The properties we lease to Holiday account for a significant portion of our total revenues and net operating income, and such concentration creates credit risk. Rental revenue attributable to our triple net leases with Holiday accounted for 19.5% and 18.8% of our total revenues for the three months ended June 30, 2017 and 2016, respectively, and 19.4% and 18.9% for the six months ended June 30, 2017 and 2016, respectively.

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

We completed our first investment in senior housing properties in July 2012 and became a standalone public company in November 2014. We have limited experience operating as a standalone public company and cannot assure you that we will be able to successfully operate our business, execute our investment strategy or generate sufficient revenue to make or sustain distributions to our stockholders at current levels. Our board of directors is reviewing our dividend policy and has not established a minimum distribution payment level. Our cash flows from operating activities, less capital expenditures and principal payments on our debt (which increased meaningfully in May 2017), have been, and continue to be, less than the amount of distributions to our shareholders. We have funded the shortfall using cash on hand, which declined from $83.6 million as of June 30, 2016 to $60.5 million as of June 30, 2017. Our board of directors may determine that it is not prudent or feasible to continue to maintain distributions at a level that exceeds cash flows from operating activities. In addition, we may not have sufficient cash on hand to continue to fund the shortfall if we do not complete additional asset sales in a timely manner. Moreover, if we distribute rather than reinvest asset sale proceeds, asset sales could negatively affect our results of operations and exacerbate the extent to which we rely on liquidity generated other than through cash flow from operating activities to fund distributions. See “-We have not established a minimum distribution payment level, and we cannot assure you of our ability to maintain our current distribution payment level or to pay any distributions in the future” and “-Real estate investments are relatively illiquid.”

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

To date, our investments have been in the senior housing sector. Any factors that affect real estate and the senior housing industry will have a more pronounced effect on our portfolio relative to a portfolio of more diversified investments. In addition, the geographic concentration of our assets in certain states may result in losses due to our significant exposure to the effects of economic and real estate conditions in those markets. The geographic location of our properties and the percentage of total revenues by geographic location are set forth under Item1. Business-Our Portfolio. As a result of this concentration, a material portion of our portfolios are significantly exposed to the effects of economic and real estate conditions in those particular markets, such as the supply of competing properties, home prices, income levels, the financial condition of our tenants, and general levels of employment and economic activity, which has been, and may continue to be, adversely affected by the recent decline in oil prices. To the extent that weak economic or real estate conditions affect markets in which we have a significant presence more severely than other areas of the country, our financial performance could be negatively impacted. Some or all of these properties could be affected if these regions experience severe weather or natural disasters; delays in obtaining regulatory approvals; delays or decreases in the availability of personnel or services; and/or changes in the regulatory, political or fiscal environment.
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

During the three months ended June 30, 2017, 49.1% of our net operating income was attributable to our managed portfolio. We have engaged third parties to operate all of our managed assets on our behalf. The income generated by our managed properties depends on the ability of our property managers to successfully manage these properties, which is a complex task. Although we have various rights pursuant to our property management agreements, we rely upon our property managers’ personnel, expertise, technical resources and information systems, compliance procedures and programs, proprietary information, good faith and judgment to manage our senior housing operations efficiently and effectively. We also rely on our property managers to provide accurate property-level financial results for our properties in a timely manner and to otherwise operate our properties in compliance with the terms of our property management agreements and all applicable laws and regulations. We rely on our property managers to attract and retain skilled management personnel and property level personnel who are responsible for the day-to-day operations of our properties. A failure to effectively manage property operating expense, including, without limitation, labor costs and resident referral fees, or significant changes in our property managers’ ability to manage our properties efficiently and effectively, could adversely affect the income we receive from our properties and have a material adverse effect on us. Any adverse developments in our property managers’ business and affairs or financial condition could impair such property manager’s ability to manage our properties efficiently and effectively and in compliance with applicable laws, which could have a material adverse effect on our business, results of operations or financial condition.

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

Certain of our properties are leased on a triple net basis to three operators, including Holiday, which is an affiliate of our Manager. Rental income from our triple net leases represented 50.9% of our net operating income during the three months ended June 30, 2017, and Holiday accounted for 78.9% of that amount.

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

We monitor credit risk in a variety of ways, including by monitoring our tenants’ compliance with the financial covenants in our leases, including the ratio of the earnings generated by the leased property to the rent required to be paid under the lease. We have observed a declining lease coverage ratio in recent quarters. As of both June 30, 2017 and December 31, 2016, our triple net lease portfolio had an EBITDARM coverage ratio of 1.17x, compared to 1.24x as of June 30, 2016. Given performance since June 30, 2016, we expect EBITDARM coverage, which is reported one quarter in arrears on a trailing 12-month basis, to decline further for the quarter ended September 30, 2017. (This calculation differs from the calculations required by the terms of our leases.)

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

We cannot assure you that our tenants will remain in compliance with any applicable financial covenants or that they will have the ability or desire to use such cure provisions in the future if needed. Some of our tenants have sought to, and may continue to seek to, renegotiate the terms of a lease to reduce rental payments, to avoid the requirement to fund shortfall deposits or similar obligations, or to change other terms (including lease term). Our ability to change the terms of a lease is subject to the consent of our lender for the applicable financing. A failure to comply with or cure a financial covenant would generally give rise to an event of a default under a lease, and such event of default could result in an event of default under our financing for the applicable property. The failure of any of our tenants to comply with the terms of their respective leases, or the termination of any of our leases before the expiration of the original term (even in the absence of a breach by the tenant), could have a material adverse effect on our financial position, cash flows and results of operations.

We are subject to concentration risk in that Holiday accounts for a significant portion of the NOI from our Triple Net Lease segment and serves as the manager of properties representing a significant portion of the NOI from our Managed Properties segment.

For the six months ended June 30, 2017 and 2016, Holiday accounted for 78.9% of the NOI from our Triple Net Lease segment and served as the manager of properties representing 73.6% and 71.2%, respectively, of the NOI from our Managed Properties segment. As of June 30, 2017, Holiday leased 51 of the 58 properties in our Triple Net Lease segment, and managed 60 of the 90 properties in our Managed Properties segment.

As of June 30, 2017, all of our managed properties were subject to management agreements with Holiday, Blue Harbor, JEA, Thrive, Grace or Watermark. We rely on our property managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our senior housing operations efficiently and effectively. We also rely on our property managers to set appropriate resident fees and to otherwise operate our senior housing communities in compliance with the terms of our property management agreements and all applicable laws and regulations. Although we have various rights as the property owner under our property management agreements, including various rights to set budget guidelines and to terminate and exercise remedies under those agreements as provided therein, any failure, inability or unwillingness on the part of our property managers to satisfy their respective obligations under those agreements, to efficiently and effectively manage our properties or to provide timely and accurate accounting information with respect thereto, could have a material adverse effect on us. In addition, Holiday has changed its operating model as a result of a proposed change in labor laws, which has adversely affected occupancy levels and could continue to adversely affect the performance of our Holiday-managed properties. Under the previous operating model, Holiday staffed many of our facilities with live-in resident managers and, in certain cases, was required to pay us rent for the units occupied by the live-in resident managers. The change in the operating model will eliminate live-in staffing and could therefore result in decreased revenue from certain Holiday-managed properties as well as increased expenses.

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

We cannot predict whether our tenants will satisfy their obligations to us or renew their leases at the end of their lease terms, which expire at various times. If there is a default under one or more of our leases, or these leases are not renewed or they are terminated before the expiration of the original term, we may be required to find other tenants to occupy those properties or to sell them. There can be no assurance that we would be able to identify suitable replacement tenants or enter into leases with new tenants on terms as favorable to us as the current leases or that we would be able to lease those properties at all.

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

On February 14, 2017, Fortress announced that it had entered into a Merger Agreement with SB Foundation Holdings LP, a Cayman Islands exempted limited partnership (“Parent”) and an affiliate of SoftBank, and Foundation Acquisition LLC, a Delaware limited liability company and wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will merge with and into Fortress, with Fortress surviving as a wholly owned subsidiary of Parent. While Fortress’s senior investment professionals are expected to remain in place, including those individuals who perform services for us, there can be no assurance that the Merger will not have an impact on us or our relationship with the Manager. Fortress informed us that it believes that under the Investment Advisers Act of 1940, as amended, the change of ownership resulting from the completion of the SoftBank merger will result in a deemed assignment of the Management Agreement, and that as a result, our Manager is required to obtain our consent to the assignment. On June 29, 2017, the disinterested members of our board of directors unanimously approved the consent to the assignment. The disinterested members of our board of directors were advised by outside independent counsel.

There are conflicts of interest in our relationship with our Manager.

Our Management Agreement with our Manager was not negotiated between unaffiliated parties, and its terms, including fees payable, although approved by the independent directors of Drive Shack as fair, may not be as favorable to us as if they had been negotiated with an unaffiliated third party.

There are conflicts of interest inherent in our relationship with our Manager insofar as our Manager and its affiliates-including investment funds, private investment funds, or businesses managed by our Manager-invest in senior housing properties and whose investment objectives overlap with our investment objectives. Certain investments appropriate for us may also be appropriate for one or more of these other investment vehicles. Certain members of our board of directors and employees of our Manager who are our officers also serve as officers and/or directors of Fortress and these other entities. Although we have the same Manager, we may compete with entities affiliated with our Manager or Fortress for certain target assets. Fortress has raised two funds primarily focused on investing in senior housing properties. The first, raised in 2006 with $650 million in commitments at closing had its final liquidation in December 2014. The second, also raised in 2006, had $1.6 billion in capital commitments as of June 30, 2017 and is in the process of selling its investment in Holiday. Certain of Fortress’s other funds also hold significant investments in senior housing. All of these funds are outside their respective investment periods, although one of these funds has approximately $120 million in unfunded commitments, which may be drawn for follow-on investments. Fortress funds generally have a fee structure similar to ours, but the fees actually paid will vary depending on the size, terms and performance of each fund. From time to time, affiliates of Fortress focus on investments in assets with a similar profile as our target assets that we may seek to acquire. These affiliates may have meaningful purchasing capacity, which may change over time depending upon a variety of factors, including, but not limited to, available equity capital and debt financing, market conditions and cash on hand. Fortress had approximately $70.2 billion of assets under management as of March 31, 2017. In addition, with respect to funds in the process of selling investments, our Manager may be incentivized to regard the sale of such assets to New Senior positively, particularly if a sale to an unrelated third party would result in a loss of fees to our Manager.

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

Our board of directors is reviewing our dividend policy and has not established a minimum distribution payment level. Our cash flows from operating activities, less capital expenditures and principal payments on our debt (which increased meaningfully in May 2017), have been, and continue to be, less than the amount of distributions to our shareholders. We have funded the shortfall using cash on hand, which declined from $83.6 million as of June 30, 2016 to $60.5 million as of June 30, 2017. Our board of directors may determine that it is not prudent or feasible to continue to maintain distributions at a level that exceeds cash flows from operating activities. In addition, we may not have sufficient cash on hand to continue to fund the shortfall if we do not complete additional asset sales in a timely manner. Moreover, if we distribute rather than reinvest asset sale proceeds, asset sales could negatively affect our results of operations and exacerbate the extent to which we rely on liquidity generated other than through cash flow from operating activities to fund distributions. See “-Real estate investments are relatively illiquid.”

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

August 3, 2017

By:	/s/ Bhairav Patel
Bhairav Patel
Interim Chief Financial Officer, Treasurer and Chief Accounting Officer

August 3, 2017