Form 10-Q
period 2017-09-30
New Senior Investment Group Inc.
filed 2017-11-07
CIK 1610114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Common stock, $0.01 par value per share: 82,148,869 shares outstanding as of October 27, 2017.

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

•
our ability to manage our liquidity and sustain distributions to our shareholders at the current level, particularly in light of the cash shortfall described in our risk factors and under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources”;

•	our dependence on our property managers and tenants to operate our properties successfully and in compliance with the terms of our agreements with them, applicable law and the terms of our financings;

•	factors affecting the performance of our properties, such as increases in costs (including, but not limited to, the costs of labor, supplies, insurance and property taxes);

•
concentration risk with respect to Holiday Retirement (“Holiday”), which, for the nine months ended September 30, 2017, accounted for 73.5% of net operating income (“NOI”) from our Managed Properties segment and 78.9% of NOI from our Triple Net Lease Properties segment;

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

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	September 30, 2017	December 31, 2016
Assets	(Unaudited)
Real estate investments:
Land	$182,238	$220,317
Buildings, improvements and other	2,324,798	2,552,862
Accumulated depreciation	(254,523)	(218,968)
Net real estate property	2,252,513	2,554,211
Acquired lease and other intangible assets	264,438	319,929
Accumulated amortization	(239,090)	(255,452)
Net real estate intangibles	25,348	64,477
Net real estate investments	2,277,861	2,618,688

Cash and cash equivalents	48,379	58,048
Straight-line rent receivables	87,285	73,758
Assets held for sale	232,489	10,824
Receivables and other assets, net	61,003	60,410
Total Assets	$2,707,017	$2,821,728

Liabilities and Equity
Liabilities
Mortgage notes payable, net	$2,089,438	$2,130,387
Due to affiliates	15,568	11,623
Accrued expenses and other liabilities	108,288	100,823
Total Liabilities	$2,213,294	$2,242,833

Commitments and contingencies (Note 14)

Equity
Preferred stock $0.01 par value, 100,000,000 shares authorized and none issued or outstanding as of both September 30, 2017 and December 31, 2016	$—	$—
Common stock $0.01 par value, 2,000,000,000 shares authorized, 82,148,869 and 82,127,247 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	821	821
Additional paid-in capital	898,132	897,918
Accumulated deficit	(405,230)	(319,844)
Total Equity	$493,723	$578,895

Total Liabilities and Equity	$2,707,017	$2,821,728

See notes to consolidated financial statements.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Resident fees and services	$84,708	$90,217	$257,473	$270,220
Rental revenue	28,247	28,240	84,741	84,723
Total revenues	112,955	118,457	342,214	354,943

Expenses
Property operating expense	58,609	61,354	176,861	182,585
Depreciation and amortization	35,126	45,510	108,587	146,743
Interest expense	23,898	23,065	70,469	68,658
Acquisition, transaction and integration expense	675	364	1,469	1,770
Management fees and incentive compensation to affiliate	3,824	3,839	14,402	12,197
General and administrative expense	3,958	3,676	11,695	11,600
Loss on extinguishment of debt	—	—	672	—
Other expense	1,484	108	1,645	806
Total expenses	$127,574	$137,916	$385,800	$424,359
Gain on sale of real estate	—	—	22,546	—
Loss before income taxes	(14,619)	(19,459)	(21,040)	(69,416)
Income tax (benefit) expense	(80)	782	273	31
Net loss	$(14,539)	$(20,241)	$(21,313)	$(69,447)

Net loss per share of common stock
Basic and diluted (A)	$(0.18)	$(0.25)	$(0.26)	$(0.84)

Weighted average number of shares of common stock outstanding
Basic and diluted (B)	82,148,869	82,126,397	82,144,090	82,434,609

Dividends declared per share of common stock	$0.26	$0.26	$0.78	$0.78

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

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)
(dollars in thousands, except share data)

	Common Stock
	Shares	Amount	Accumulated Deficit	Additional Paid-in Capital	Total Equity
Equity at December 31, 2016	82,127,247	$821	$(319,844)	$897,918	$578,895
Director’s shares issued	21,622	—	—	214	214
Dividends declared	—	—	(64,073)	—	(64,073)
Net loss	—	—	(21,313)	—	(21,313)
Equity at September 30, 2017	82,148,869	$821	$(405,230)	$898,132	$493,723

See notes to consolidated financial statements.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash Flows From Operating Activities
Net loss	$(21,313)	$(69,447)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of tangible assets and amortization of intangible assets	108,698	146,852
Amortization of deferred financing costs	6,997	7,216
Amortization of deferred revenue, net	219	1,995
Amortization of premium on mortgage notes payable	(456)	(447)
Non-cash straight line rent	(13,527)	(16,463)
Gain on sale of real estate	(22,546)	—
Loss on extinguishment of debt	672	—
Equity-based compensation	75	144
Provision for uncollectible receivables	1,719	1,552
Other non-cash expense	1,221	665
Changes in:
Receivables and other assets, net	(7,916)	(8,647)
Due to affiliates	3,945	1,142
Accrued expenses and other liabilities	7,304	15,124
Net cash provided by operating activities	$65,092	$79,686
Cash Flows From Investing Activities
Proceeds from the sale of real estate, net	$47,354	$—
Capital expenditures, net of insurance proceeds	(14,476)	(15,753)
Reimbursements (escrows) for capital expenditures, net	4,596	(1,266)
Deposits refunded for real estate investments	—	584
Net cash provided by (used in) investing activities	$37,474	$(16,435)
Cash Flows From Financing Activities
Principal payments of mortgage notes payable	$(19,304)	$(11,794)
Repayments of mortgage notes payable	(27,968)	—
Payment of exit fee on extinguishment of debt	(311)	—
Payment of deferred financing costs	(579)	—
Payment of common stock dividend	(64,073)	(64,059)
Repurchase of common stock	—	(30,884)
Net cash used in financing activities	$(112,235)	$(106,737)
Net decrease in cash and cash equivalents	(9,669)	(43,486)
Cash and cash equivalents, beginning of period	58,048	116,881
Cash and cash equivalents, end of period	$48,379	$73,395

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$63,860	$61,932
Cash paid during the period for income taxes	274	266

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Issuance of common stock	$214	$139

See notes to consolidated financial statements.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2017
(dollars in thousands, except share data)

1.	ORGANIZATION

New Senior is a REIT primarily focused on investing in private pay senior housing properties. As of September 30, 2017, New Senior owned a diversified portfolio of 148 primarily private pay senior housing properties located across 37 states. The Company is listed on the New York Stock Exchange (“NYSE”) under the symbol “SNR” and is headquartered in New York, New York.

The Company operates in two reportable segments: (1) Managed Properties and (2) Triple Net Lease Properties.

Managed Properties – The Company has engaged property managers to manage 90 of its properties on a day-to-day basis under the Managed Properties segment. These properties consist of 51 independent living (“IL”) facilities and 39 assisted living/memory care (“AL/MC”) facilities. The Company’s Managed Properties are managed by Holiday Retirement (“Holiday”), a portfolio company that is majority owned by private equity funds managed by an affiliate of FIG LLC (the “Manager”), a subsidiary of Fortress Investment Group LLC (“Fortress”), FHC Property Management LLC (together with its subsidiaries, “Blue Harbor”), an affiliate of the Manager, Jerry Erwin Associates, Inc. (“JEA”), Thrive Senior Living LLC (“Thrive”), Grace Management, Inc. (“Grace”) and Watermark Retirement Communities, Inc. (“Watermark”), collectively, the “Property Managers,” under property management agreements (the “Property Management Agreements”). Under the Property Management Agreements, the Property Managers are responsible for the day-to-day operations of the Company’s senior housing properties and are entitled to a management fee in accordance with the terms of the Property Management Agreements.

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
September 30, 2017
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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09 Revenues from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. While this ASU specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate. In August 2015, the FASB deferred the effective date of this standard by one year, which will be for fiscal years, and interim periods within those years, beginning after December 15, 2017. To date the Company’s assessment efforts include the identification of various revenue streams within the scope of the guidance and the evaluation of certain revenue contracts with residents. The Company continues to evaluate the standard and related clarifying guidance issued by the FASB. Currently, the Company expects to adopt the standard under the modified retrospective approach. Although the Company’s evaluation of the guidance is ongoing, it does not expect the adoption to have a material impact on its consolidated financial statements as a substantial portion of its revenue consists of rental income from leasing arrangements, which is excluded from ASU 2014-09. Upon adoption, the Company anticipates that it will be required to disclose both quantitative and qualitative information about its performance obligations identified based on contracts with customers and to separately disclose the components of its total revenue between lease and non-lease components. The Company’s implementation plan includes drafting revised disclosures in accordance with the new standard, calculating the cumulative effect adjustment to be recorded upon adoption, and implementing changes to internal control policies and procedures.

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
September 30, 2017
(dollars in thousands, except share data)

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

3.	DISPOSITIONS AND ASSETS HELD FOR SALE

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

Assets Held for Sale

As of September 30, 2017, nine AL/MC properties in the Managed Properties segment were classified as held for sale with a carrying value of $98,172, which primarily consists of real estate assets of $97,711. Liabilities related to assets held for sale of $1,216 are included in “Accrued expenses and other liabilities” in the Consolidated Balance Sheets. These properties were sold on November 1, 2017; see Note 15 for further information.

Additionally, as of September 30, 2017, six properties (four CCRC, one IL and one ALMC) in the Triple Net Lease Properties segment were classified as held for sale with a carrying value of $134,317, all of which consists of real estate assets. The Company expects this sale to close during the fourth quarter of 2017.

As of December 31, 2016, two AL/MC properties in the Managed Properties segment were classified as held for sale with a carrying value of $10,824, which primarily consists of real estate assets. These properties were sold on January 31, 2017.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2017
(dollars in thousands, except share data)

4.	SEGMENT REPORTING

As of September 30, 2017, the Company operated in two reportable business segments: Managed Properties and Triple Net Lease Properties. Under its Managed Properties segment, the Company invests in senior housing properties throughout the United States and engages property managers to manage those senior housing properties. Under its Triple Net Lease Properties segment, the Company invests in senior housing and healthcare properties throughout the United States and leases those properties to healthcare operating companies under triple net leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, taxes, insurance, repairs, capital improvements and the payroll expense of property-level employees.

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

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Triple Net Lease Properties	Managed Properties	Consolidated	Triple Net Lease Properties	Managed Properties	Consolidated
Revenues
Resident fees and services	$—	$84,708	$84,708	$—	$90,217	$90,217
Rental revenue	28,247	—	28,247	28,240	—	28,240
Less: Property operating expense	—	58,609	58,609	—	61,354	61,354
Segment NOI	$28,247	$26,099	$54,346	$28,240	$28,863	$57,103

Depreciation and amortization			35,126			45,510
Interest expense			23,898			23,065
Acquisition, transaction and integration expense			675			364
Management fees and incentive compensation to affiliate			3,824			3,839
General and administrative expense			3,958			3,676
Other expense			1,484			108
Total expenses			68,965			76,562
Loss before income taxes			(14,619)			(19,459)
Income tax (benefit) expense			(80)			782
Net loss			$(14,539)			$(20,241)

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2017
(dollars in thousands, except share data)

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Triple Net Lease Properties	Managed Properties	Consolidated	Triple Net Lease Properties	Managed Properties	Consolidated
Revenues
Resident fees and services	$—	$257,473	$257,473	$—	$270,220	$270,220
Rental revenue	84,741	—	84,741	84,723	—	84,723
Less: Property operating expense	—	176,861	176,861	—	182,585	182,585
Segment NOI	$84,741	$80,612	$165,353	$84,723	$87,635	$172,358

Depreciation and amortization			108,587			146,743
Interest expense			70,469			68,658
Acquisition, transaction and integration expense			1,469			1,770
Management fees and incentive compensation to affiliate			14,402			12,197
General and administrative expense			11,695			11,600
Loss on extinguishment of debt			672			—
Other expense			1,645			806
Total expenses			208,939			241,774
Gain on sale of real estate			22,546			—
Loss before income taxes			(21,040)			(69,416)
Income tax expense			273			31
Net loss			$(21,313)			$(69,447)

Property operating expense includes property management fees, property-level payroll expense and travel reimbursement costs. See Note 11 for additional information on these expenses related to Blue Harbor and Holiday.

Assets by reportable business segment are reconciled to total assets as follows:

	September 30, 2017		December 31, 2016
Assets:	Amount	Percentage	Amount	Percentage
Triple Net Lease Properties	$1,141,451	42.2%	$1,151,102	40.8%
Managed Properties	1,544,192	57.0%	1,639,726	58.1%
All other assets (A)	21,374	0.8%	30,900	1.1%
Total assets	$2,707,017	100.0%	$2,821,728	100.0%

(A)	Primarily consists of corporate cash and deferred tax assets which are not directly attributable to the Company’s reportable business segments.

Rental revenue attributable to our triple net leases with Holiday accounted for 19.7% and 18.8% of the Company’s total revenues for the three months ended September 30, 2017 and 2016, respectively, and 19.5% and 18.8% for the nine months ended September 30, 2017 and 2016, respectively.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2017
(dollars in thousands, except share data)

The following table presents the percentage of total revenues by geographic location:

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
	Number of Communities	% of Total Revenue	Number of Communities	% of Total Revenue
Florida	24	19.0%	26	19.7%
Texas	19	12.2%	19	11.9%
California	11	10.0%	12	10.1%
North Carolina	9	6.5%	9	6.4%
Pennsylvania	7	6.0%	7	6.1%
Oregon	9	4.9%	10	5.3%
Utah	6	4.1%	6	4.4%
Other	63	37.3%	65	36.1%
Total	148	100.0%	154	100.0%

5.	REAL ESTATE INVESTMENTS

	September 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value
Land	$182,238	$—	$182,238	$220,317	$—	$220,317
Building and improvements	2,214,596	(192,815)	2,021,781	2,430,658	(163,670)	2,266,988
Furniture, fixtures and equipment	110,202	(61,708)	48,494	122,204	(55,298)	66,906
Total real estate investments	$2,507,036	$(254,523)	$2,252,513	$2,773,179	$(218,968)	$2,554,211

Depreciation expense was $23,616 and $24,599 for the three months ended September 30, 2017 and 2016, respectively, and $70,353 and $69,019 for the nine months ended September 30, 2017 and 2016, respectively.

The following table summarizes the Company’s real estate intangibles:

	September 30, 2017				December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Amortization Period
Above/below market lease intangibles, net	$5,049	$(527)	$4,522	59.9 years	$5,868	$(556)	$5,312	53.7 years
In-place lease intangibles	253,593	(235,878)	17,715	2.8 years	308,265	(252,684)	55,581	2.7 years
Other intangibles	5,796	(2,685)	3,111	9.7 years	5,796	(2,212)	3,584	9.5 years
Total intangibles	$264,438	$(239,090)	$25,348		$319,929	$(255,452)	$64,477

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2017
(dollars in thousands, except share data)

Amortization expense was $11,510 and $20,911 for the three months ended September 30, 2017 and 2016, respectively, and $38,234 and $77,724 for the nine months ended September 30, 2017 and 2016, respectively. Additionally, amortization of above/below market leases was $37 and $38 for the three months ended September 30, 2017 and 2016, respectively, and $111 and $109 for the nine months ended September 30, 2017 and 2016, respectively, and is reported as a net reduction to “Rental revenue” in the Consolidated Statements of Operations.

The Company evaluated long-lived assets, primarily consisting of the Company’s real estate investments, for impairment indicators. In performing this evaluation, market conditions and the Company’s current intentions with respect to holding or disposing of the asset are considered. Where indicators of impairment are present, the Company evaluated whether the sum of the expected future undiscounted cash flows is less than book value. Based on such assessment, the future undiscounted cash flows of the underlying operations exceeds the carrying value of such real estate investments, including definite lived intangible assets. Therefore, no impairment loss was recognized by the Company during the periods presented.

Impact from Hurricane Irma

The Company has completed an initial assessment of the financial impact of Hurricane Irma. The Company operates 25 communities in areas impacted by Hurricane Irma. These communities have not sustained material damage to date.

During the third quarter of 2017, the Company recognized $1,512 for damage remediation and other incremental costs which are included in “Other expense” in the Consolidated Statements of Operations. The Company does not expect additional remediation costs in subsequent periods to be material.

6.	STRAIGHT-LINE RENT RECEIVABLES

Rental revenue from the Triple Net Lease Properties segment is recognized on a straight-line basis over the applicable term of the lease when collectability is reasonably assured. Recognizing rental revenue on a straight-line basis typically results in recognizing revenue in excess of cash amounts contractually due from the Company’s tenants during the first half of the lease term, creating a straight-line rent receivable. The Company’s straight-line rent receivable was $87,285 and $73,758 as of September 30, 2017 and December 31, 2016, respectively.

The Company assesses the collectability of straight-line rent receivables on an ongoing basis. This assessment is based on several qualitative and quantitative factors, including and as appropriate, the payment history of the triple net lease tenant, the tenant’s ability to satisfy its lease obligations, the value of the underlying collateral or deposit, if any, and current economic conditions. The Company considered the timeliness of lease payments, compliance with lease terms, security and other deposits posted by the tenants and collateral provided by the lease guarantors and determined no reserve was necessary for the periods presented.

7.	RECEIVABLES AND OTHER ASSETS, NET

	September 30, 2017	December 31, 2016
Escrows held by lenders (A)	$38,499	$36,231
Prepaid expenses	2,994	3,617
Resident receivables, net	3,014	3,085
Deferred tax assets, net	8,608	8,660
Security deposits	3,218	3,238
Income tax receivable	908	1,313
Other assets and receivables	3,762	4,266
Total receivables and other assets	$61,003	$60,410

(A)	Represents amounts held by lenders in tax, insurance, replacement reserve and other escrow accounts that are related to mortgage notes collateralized by New Senior’s properties.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2017
(dollars in thousands, except share data)

The following table summarizes the allowance for doubtful accounts and the related provision for uncollectible receivables:

	Nine Months Ended September 30,
	2017	2016
Balance, beginning of period	$976	$509
Provision for uncollectible receivables	1,719	1,552
Write-offs, net of recoveries	(1,710)	(1,028)
Balance, end of period	$985	$1,033

The provision for resident receivables and related write-offs are included in “Property operating expense” in the Consolidated Statements of Operations.

8.	MORTGAGE NOTES PAYABLE, NET

	September 30, 2017					December 31, 2016
	Outstanding Face Amount	Carrying Value (A)	Maturity Date	Stated Interest Rate	Weighted Average Maturity (Years)	Outstanding Face Amount	Carrying Value (A)
Managed Properties
Fixed Rate	$602,639	$599,465	Dec 2018 - Sep 2025	3.65% to 6.76%	6.4	$604,749	$601,232
Floating Rate (B)	684,038	678,133	Oct 2020 - May 2022	1M LIBOR + 2.20% to 1M LIBOR + 2.70%	4.3	717,254	710,672
Triple Net Lease Properties
Fixed Rate (C)	673,099	662,450	Jan 2021 - Jan 2024	3.80% to 7.40%	4.6	683,137	667,579
Floating Rate	149,725	149,390	Apr 2018 - Oct 2018	3M LIBOR + 3.00% to 3M LIBOR +3.25%	0.9	151,634	150,904
Total	$2,109,501	$2,089,438			4.7	$2,156,774	$2,130,387

(A)	The totals are reported net of deferred financing costs of $21,018 and $27,797 as of September 30, 2017 and December 31, 2016, respectively.

(B)	All of these loans have LIBOR caps that range between 3.30% and 3.80% as of September 30, 2017.

(C)
Includes loans with an outstanding face amount of $338,582 and $287,974, as of September 30, 2017, for which the Company bought down the interest rates to 4.00% and 3.80%, respectively, through January 2019. The interest rates will increase to 4.99% and 4.55%, respectively, thereafter.

During the nine months ended September 30, 2017, the Company repaid $27,968 of debt associated with the sale of four properties in the Managed Properties segment and recognized a loss on extinguishment of debt of $672, which represents the write-off of related unamortized deferred financing costs and other exit fees.

During April 2017, the Company exercised an option to extend a floating rate debt balloon payment of approximately $98,000 from October 2017 to October 2018.

The carrying value of the collateral relating to the fixed rate and floating rate mortgages was $1,550,147 and $959,693 as of September 30, 2017, respectively, and $1,600,019 and $1,018,245 as of December 31, 2016, respectively.

The Company’s mortgage notes payable contain various customary financial and other covenants, in some cases including Debt Service Coverage Ratio and Project Yield, as defined in the agreements. The Company was in compliance with the covenants in its mortgage notes payable agreements as of September 30, 2017.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2017
(dollars in thousands, except share data)

The fair values of mortgage notes payable as of September 30, 2017 and December 31, 2016 was $2,095,399 and $2,137,097, respectively. Mortgage notes payable are not measured at fair value in the Consolidated Balance Sheets. The disclosed fair value of mortgage notes payable, classified as level 3 within the fair value hierarchy, is based on a discounted cash flow valuation model. Significant inputs in the model include amounts and timing of expected future cash flows and market yields which are constructed based on inputs implied from similar debt offerings.

9.	DERIVATIVE INSTRUMENTS

As of September 30, 2017, the Company held interest rate caps to hedge future payments on floating rate debt obligations. The interest rate caps are carried at fair value and are included in “Receivables and other assets, net” in the Consolidated Balance Sheets. The Company estimates the fair value of these instruments using pricing models that consider forward yield curves, cap strike rates, cap volatility and discount rates, which are classified as level 2 inputs. Significant inputs to the valuation of level 2 derivatives can be verified to market transactions, broker or dealer quotations or other pricing sources with reasonable levels of price transparency. The Company does not apply hedge accounting. The fair value adjustment on the Company’s interest rate caps was a loss of $11 and $8 for the three months ended September 30, 2017 and 2016, respectively, and $98 and $255 for the nine months ended September 30, 2017 and 2016, respectively, and is included in “Other expense” in the Consolidated Statements of Operations.

The following table presents information related to the Company’s outstanding interest rate caps:

	September 30, 2017	December 31, 2016
Outstanding notional amount	$730,753	$731,007
LIBOR cap range	3.30% to 3.80%	3.30% to 3.80%
LIBOR cap effective date range	Mar 2015 to Sep 2020	Mar 2015 to Sep 2020
Fair value	$17	$115

10.	ACCRUED EXPENSES AND OTHER LIABILITIES

	September 30, 2017	December 31, 2016
Security deposits payable	$60,717	$57,186
Escrow liabilities (A)	11,618	10,503
Accounts payable	9,122	10,398
Mortgage interest payable	6,718	6,671
Deferred community fees, net	5,148	5,257
Rent collected in advance	2,705	3,180
Property tax payable	6,347	3,877
Other liabilities	5,913	3,751
Total accrued expenses and other liabilities	$108,288	$100,823

(A)	Represents amounts held by lenders in tax, insurance, replacement reserve and other escrow accounts that are related to mortgage notes collateralized by New Senior’s triple net lease properties.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2017
(dollars in thousands, except share data)

11.	TRANSACTIONS WITH AFFILIATES

Management Agreements

New Senior is party to a management agreement (the “Management Agreement”) with the Manager, under which the Manager advises the Company on various aspects of its business and manages its day-to-day operations, subject to the supervision of the Company’s board of directors. For its management services, the Manager is entitled to a base management fee of 1.5% per annum of the Company’s gross equity. Gross equity is generally defined as the equity invested by Drive Shack Inc. (“Drive Shack”) (including cash contributed to the Company) as of the completion of the spin-off from Drive Shack, plus the aggregate offering price from stock offerings, plus certain capital contributions to subsidiaries, less capital distributions (calculated without regard to depreciation and amortization) and repurchases of common stock, calculated and payable monthly in arrears in cash. The Company incurred management fees of $3,824 and $3,839 during the three months ended September 30, 2017 and 2016, respectively, and $11,472 and $11,562 during the nine months ended September 30, 2017 and 2016, respectively, under the Management Agreement, which are included in “Management fees and incentive compensation to affiliate” in the Consolidated Statements of Operations. As of September 30, 2017 and December 31, 2016, the Company had a payable for management fees of $2,549 and $1,280, respectively, which is included in “Due to affiliates” in the Consolidated Balance Sheets.

The Manager is entitled to receive, on a quarterly basis, incentive compensation on a cumulative, but not compounding basis, in an amount equal to the product of (A) 25% of the dollar amount by which (1)(a) funds from operations (as defined in the Management Agreement) before the incentive compensation per share of common stock, plus (b) gains (or losses) from sales of property per share of common stock, plus (c) internal and third party acquisition-related expenses, plus (d) unconsummated transaction expenses, and plus (e) other non-routine items (as defined in the Management Agreement), exceed (2) an amount equal to (a) the weighted average value per share of the equity invested by Drive Shack in the assets of the Company (including cash contributed to the Company) as of the completion of the spin-off and the price per share of the Company’s common stock in any offerings by the Company (adjusted for prior capital dividends or capital distributions, which shall be calculated without regard to depreciation and amortization and repurchases of common stock) multiplied by (b) a simple interest rate of 10% per annum, multiplied by (B) the weighted average number of shares of common stock outstanding. The Manager did not earn incentive compensation during the three months ended September 30, 2017 or 2016. The Manager earned incentive compensation of $2,930 and $635 during the nine months ended September 30, 2017 and 2016, respectively, which are included in “Management fees and incentive compensation to affiliate” in the Consolidated Statements of Operations. As of September 30, 2017 and December 31, 2016, the Company had a payable for incentive compensation of $2,930 and $2,106, respectively, which is included in “Due to affiliates” in the Consolidated Balance Sheets. The Manager is also entitled to receive, upon the successful completion of an equity offering, options with respect to 10% of the number of shares sold in the offering with an exercise price equal to the price paid by the purchaser in the offering.

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
September 30, 2017
(dollars in thousands, except share data)

The following table summarizes the Company’s reimbursement to the Manager for costs incurred for tasks and other services performed by the Manager under the Management Agreement:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Included in:
General and administrative expense	$1,723	$1,843	$5,630	$6,115
Acquisition, transaction and integration expense	494	310	1,144	1,236
Total reimbursements to the Manager	$2,217	$2,153	$6,774	$7,351

As of September 30, 2017 and December 31, 2016, the Company had a payable for Manager reimbursements of $2,059 and $1,046, respectively, which is included in “Due to affiliates” in the Consolidated Balance Sheets.

Property Management Agreements

Within the Company’s Managed Properties segment, the Company is party to Property Management Agreements with Blue Harbor, an affiliate of Fortress, and Holiday, a portfolio company that is majority owned by a private equity fund managed by an affiliate of Fortress, to manage most of its senior housing properties. Pursuant to these Property Management Agreements, the Company pays monthly property management fees. For AL/MC properties managed by Blue Harbor and Holiday, the Company pays management fees equal to 6% of effective gross income for the first two years and 7% thereafter. For IL properties managed by Blue Harbor and Holiday, the Company generally pays management fees equal to 5% of effective gross income. For certain property management agreements, the Company may also pay an incentive fee based on operating performance of the properties. No incentive fees were incurred during the nine months ended September 30, 2017 and 2016. Property management fees are included in “Property operating expense” in the Consolidated Statements of Operations. Other amounts paid to affiliated managers that are included in property operating expense are payroll expense and travel reimbursement costs. The payroll expense is structured as a reimbursement to the Property Manager, who is the employer of record.

The following table summarizes property management fees and reimbursements paid by the Company to Property Managers affiliated with Fortress:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Property management fees	$4,523	$5,015	$14,156	$14,650
Travel reimbursement costs	77	92	242	276
Property-level payroll expenses	23,081	26,418	71,692	78,262

As of September 30, 2017 and December 31, 2016, the Company had payables for property management fees of $1,565 and $1,676, respectively, and property-level payroll expenses of $6,465 and $5,515, respectively, which are included in “Due to affiliates” in the Consolidated Balance Sheets. The Property Management Agreements with affiliated managers have initial terms of 5 or 10 years and provide for automatic one-year extensions after the initial term, subject to termination rights.

Triple Net Lease Agreements

Within the Company’s Triple Net Lease segment, the Company is party to triple net leases with Holiday. Pursuant to the leases, the tenant is required to pay monthly rent payments in accordance with the lease terms. Such payments amounted to $18,553 and $17,754 for the three months ended September 30, 2017 and 2016, respectively, and $55,659 and $53,262 for the nine months ended September 30, 2017 and 2016, respectively.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2017
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

The following table presents the (benefit) provision for income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Current
Federal	$—	$95	$—	$95
State and local	67	101	221	222
Total current provision	67	196	221	317
Deferred
Federal	(60)	529	92	(269)
State and local	(87)	57	(40)	(17)
Total deferred (benefit) provision	(147)	586	52	(286)
Total (benefit) provision for income taxes	$(80)	$782	$273	$31

The following table presents the significant components of deferred tax assets:

	September 30, 2017	December 31, 2016
Deferred tax assets:
Prepaid fees and rent	$1,666	$1,816
Net operating losses	5,002	4,386
Deferred rent	1,885	3,129
Tax credits	42	42
Other	145	113
Total deferred tax assets	8,740	9,486
Less valuation allowance	—	—
Net deferred tax assets	8,740	9,486
Deferred tax liabilities:
Depreciation and amortization	132	826
Total deferred tax liabilities	132	826
Total net deferred tax assets	$8,608	$8,660

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income by the TRS during the periods in which temporary differences become deductible and before the net operating loss carryforward expires. The Company has not recorded a valuation allowance against its deferred tax assets as of September 30, 2017 or December 31, 2016 as management believes that it is more likely than not that its deferred tax assets will be realized.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2017
(dollars in thousands, except share data)

13.	EQUITY

In January 2017 and June 2017, the Company issued an aggregate of 13,969 shares and 7,653 shares, respectively, of its common stock to its independent directors as compensation.

In the first quarter of 2017, strike prices for outstanding options were reduced by $0.97, reflecting the portion of the Company’s 2016 dividends which were deemed return of capital.

As of September 30, 2017, approximately 1.3 million shares of the Company’s common stock were held by Fortress, through its affiliates, and its principals.

14.	COMMITMENTS AND CONTINGENCIES

As of September 30, 2017, management believes there are no material contingencies that would affect the Company’s results of operations, cash flows or financial position.

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
September 30, 2017
(dollars in thousands, except share data)

Environmental Costs

As a commercial real estate owner, the Company is subject to potential environmental costs. As of September 30, 2017, management of the Company is not aware of any environmental concerns that would have a material adverse effect on the Company’s financial position or results of operations.

Capital Improvement and Repair Commitments

The Company has agreed to make $11,500 and $1,000 available for capital improvements during the 15 year lease periods to the triple net lease properties under the Life Care Services Portfolio and Watermark, respectively, none of which has been funded as of September 30, 2017. Upon funding these capital improvements, the Company will be entitled to a rent increase.

15.	SUBSEQUENT EVENTS

These consolidated financial statements include a discussion of material events, if any, which have occurred subsequent to September 30, 2017 (referred to as subsequent events) through the issuance of the consolidated financial statements.

On November 1, 2017, the Company sold nine AL/MC properties in the Managed Properties segment for a purchase price of $109,500 and expects to recognize a gain on sale of approximately $7,000. In connection with this sale, the Company repaid approximately $79,000 of debt.

On November 2, 2017, the Company’s board of directors declared a cash dividend on its common stock of $0.26 per common share for the quarter ended September 30, 2017. The dividend is payable on December 22, 2017 to shareholders of record on December 8, 2017.

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

Recent Developments

During the nine months ended September 30, 2017, we sold four properties in the Managed Properties segment. See Note 3 to the consolidated financial statements for additional information.

During the second quarter of 2017, we transitioned four managed properties to new operators. Three properties were transitioned to Grace and the remaining property was transitioned to Watermark.

During the third quarter of 2017, we recognized approximately $1.5 million for damage remediation and other incremental costs due to Hurricane Irma. See Note 5 to the consolidated financial statements for additional information.

On November 1, 2017, the Company sold nine AL/MC properties in the Managed Properties segment for a purchase price of $109.5 million. See Note 15 to the consolidated financial statements for additional information.

MARKET CONSIDERATIONS

Senior housing is a $300 billion market, and ownership of senior housing assets is highly fragmented. Given these industry fundamentals and compelling demographics that are expected to drive increased demand for senior housing, we believe the senior housing industry could present attractive investment opportunities. However, increased competition from other buyers of senior housing assets, as well as liquidity constraints and other factors, could impair our ability to source attractive investment opportunities within the senior housing industry and thus to seek investments in the broader healthcare industry. There can be no assurance that any investments we may make will be successful, and investments in asset classes other than senior housing could involve additional risks and uncertainties.

According to data from the National Investment Center for Seniors Housing and Care (“NIC”), occupancy in the third quarter improved slightly industry-wide, increasing 10 basis points quarter over quarter and decreasing 80 basis points year over year. New Senior’s occupancy results underperformed the industry in the third quarter of 2017, with same store managed occupancy down 170 basis points year over year.

Industry occupancy for IL facilities was down 50 basis points year over year, while industry occupancy for AL facilities was down 110 basis points year over year. AL industry occupancy increased 30 basis points quarter over quarter, marking a reversal from negative sequential trends. Industry occupancy is expected to remain stable for the next four quarters.

Industry-wide, new supply remains high, but continues to decrease, while the rate of absorption of units continues to increase. Units under construction represent 5.6% of inventory, but the ratio has decreased 130 basis points from a peak in the second quarter of 2016. The ratio of AL construction to inventory (7.6%) remains significantly higher than that for IL (4.0%).

Pressures from new competition remain significant for AL facilities in particular, including for some of those in our managed portfolio. Industry-wide for AL facilities, occupancy is near the lowest level since 2006, record new openings are projected through the first quarter of 2018, and labor cost growth is currently at the highest level since 2007. Industry rate growth softened to 2.6% year over year, with AL (up 2.8%) outperforming IL (up 2.4%).

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

Three months ended September 30, 2017 compared to three months ended September 30, 2016

The following table sets forth our historical results of operations derived from our unaudited consolidated financial statements included in Part I, Item 1 in this Form 10-Q.

	Three Months Ended September 30,		Increase (Decrease)
(dollars in thousands)	2017	2016	Amount	Percentage
Revenues
Resident fees and services	$84,708	$90,217	$(5,509)	(6.1)%
Rental revenue	28,247	28,240	7	—%
Total revenues	112,955	118,457	(5,502)	(4.6)%

Expenses
Property operating expense	58,609	61,354	(2,745)	(4.5)%
Depreciation and amortization	35,126	45,510	(10,384)	(22.8)%
Interest expense	23,898	23,065	833	3.6%
Acquisition, transaction and integration expense	675	364	311	85.4%
Management fees and incentive compensation to affiliate	3,824	3,839	(15)	(0.4)%
General and administrative expense	3,958	3,676	282	7.7%
Other expense	1,484	108	1,376	NM
Total expenses	$127,574	$137,916	$(10,342)	(7.5)%
Loss before income taxes	(14,619)	(19,459)	4,840	24.9%
Income tax (benefit) expense	(80)	782	(862)	NM
Net loss	$(14,539)	$(20,241)	$5,702	28.2%
_______________
NM – Not meaningful

The following table provides a comparison of the results of operations of our segments:

	Three Months Ended September 30,		Increase (Decrease)
(dollars in thousands)	2017	2016	Amount	Percentage
Managed Properties
Resident fees and services	$84,708	$90,217	$(5,509)	(6.1)%
Less: Property operating expense	58,609	61,354	(2,745)	(4.5)%
Segment NOI for Managed Properties	26,099	28,863	(2,764)	(9.6)%

Triple Net Lease Properties
Rental revenue	28,247	28,240	7	—%
Segment NOI for Triple Net Lease Properties	$28,247	$28,240	$7	—%

The following table provides the reconciliation of our segment NOI to net loss, and compares the results of operations for the respective periods:

	Three Months Ended September 30,		Increase (Decrease)
(dollars in thousands)	2017	2016	Amount	Percentage
Total revenue	$112,955	$118,457	$(5,502)	(4.6)%

Segment NOI for Managed Properties	26,099	28,863	(2,764)	(9.6)%
Segment NOI for Triple Net Lease Properties	28,247	28,240	7	—%
Total segment NOI	54,346	57,103	(2,757)	(4.8)%
Expenses
Depreciation and amortization	35,126	45,510	(10,384)	(22.8)%
Interest expense	23,898	23,065	833	3.6%
Acquisition, transaction and integration expense	675	364	311	85.4%
Management fees and incentive compensation to affiliate	3,824	3,839	(15)	(0.4)%
General and administrative expense	3,958	3,676	282	7.7%
Other expense	1,484	108	1,376	NM
Total expenses	68,965	76,562	(7,597)	(9.9)%
Loss before income taxes	(14,619)	(19,459)	4,840	24.9%
Income tax (benefit) expense	(80)	782	(862)	NM
Net loss	$(14,539)	$(20,241)	$5,702	28.2%
_______________
NM – Not meaningful

Managed Properties

We owned 90 properties under the Managed Properties segment as of September 30, 2017.

	As of and for the three months ended September 30,
	2017	2016
Total properties	90	96
Total beds	10,930	11,545
Average occupancy rate	85.5%	88.1%

Same store information, as used herein, is defined as information for 77 properties owned for the entirety of comparable periods. Properties acquired, sold, transitioned to other operators or classified as held for sale during the comparable periods are excluded from the same store amounts. The following table presents same store segment NOI, segment NOI for non-same store properties and total segment NOI:

	Three Months Ended September 30,		Increase (Decrease)
(dollars in thousands)	2017	2016	Amount	Percentage
Resident fees and services	$71,989	$71,605	$384	0.5%
Less: Property operating expense	47,946	46,083	1,863	4.0%
Same store segment NOI	24,043	25,522	(1,479)	(5.8)%
Segment NOI for non-same store properties	2,056	3,341	(1,285)	(38.5)%
Total segment NOI	$26,099	$28,863	$(2,764)	(9.6)%

Resident fees and services

Resident fees and services represent residents’ monthly rental and care fees. Revenue from resident fees and services decreased by $5.5 million to $84.7 million for the three months ended September 30, 2017 from $90.2 million for the three months ended September 30, 2016. A decrease of approximately $5.1 million is attributable to the revenue of six sold properties. The remaining decrease was primarily attributable to a decrease in average occupancy rates, which were 85.5% and 88.1% for the three months ended September 30, 2017 and 2016, respectively. These decreases were partially offset by an increase in average rental rates.

Same store resident fees and services increased by $0.4 million to $72.0 million for the three months ended September 30, 2017 from $71.6 million for the three months ended September 30, 2016. This increase was primarily attributable to an increase in average rental rates, partially offset by a decrease in average occupancy rates, which were 87.3% and 89.0% for the three months ended September 30, 2017 and 2016, respectively.

Property operating expense

Property operating expense decreased by $2.7 million to $58.6 million for the three months ended September 30, 2017 from $61.4 million for the three months ended September 30, 2016. A decrease of approximately $4.0 million is attributable to the operating expenses of six sold properties. This decrease was partially offset by higher labor, maintenance and marketing costs.

Property operating expense includes property management fees and travel reimbursements paid to the Property Managers of $5.0 million and $5.3 million for the three months ended September 30, 2017 and 2016, respectively.

Same store property operating expense increased by $1.9 million to $47.9 million for the three months ended September 30, 2017 from $46.1 million for the three months ended September 30, 2016, primarily due to higher labor, maintenance and marketing costs.

Segment NOI for Managed Properties

Segment NOI decreased by $2.8 million to $26.1 million for the three months ended September 30, 2017 from $28.9 million for the three months ended September 30, 2016, or as a percent of resident fees and services, was 30.8% and 32.0%, respectively. The decrease in segment NOI is primarily due to i) the sale of six properties, ii) a decrease in average occupancy rates and iii) higher labor, maintenance and marketing costs. These decreases were partially offset by an increase in average rental rates.

Same store segment NOI decreased by $1.5 million to $24.0 million for the three months ended September 30, 2017 from $25.5 million for the three months ended September 30, 2016, primarily due to i) a decrease in average occupancy rates and ii) higher labor, maintenance and marketing costs. These decreases were partially offset by an increase in average rental rates.

Triple Net Lease Properties

Rental revenue and Segment NOI for Triple Net Lease Properties

Segment NOI was $28.2 million for both the three months ended September 30, 2017 and 2016, respectively. As a percentage of rental revenue, segment NOI was 100% of revenue for each fiscal year as the lessee operates the property and bears the related costs, including maintenance, utilities, taxes, insurance, repairs, capital improvements and the payroll expense of property-level employees.

Same store segment NOI was $23.9 million for both the three months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, six properties were classified as held for sale and are excluded from the same store population. Segment NOI for these properties was $4.4 million for both the three months ended September 30, 2017 and 2016, respectively.

Expenses

Depreciation and amortization

Depreciation and amortization expense decreased by $10.4 million to $35.1 million for the three months ended September 30, 2017 from $45.5 million for the three months ended September 30, 2016, primarily due to certain intangible assets becoming fully amortized.

Interest expense

Interest expense increased by $0.8 million to $23.9 million for the three months ended September 30, 2017 from $23.1 million for the three months ended September 30, 2016. The increase is primarily attributable to higher interest rates on our floating rate debt.

The weighted average effective interest rate for the three months ended September 30, 2017 and 2016 was 4.42% and 4.15%, respectively.

Acquisition, transaction and integration expense

Acquisition, transaction and integration expense increased by $0.3 million to $0.7 million for the three months ended September 30, 2017 from $0.4 million for the three months ended September 30, 2016. The increase is primarily attributable to higher diligence related costs associated with our investment activity in 2017.

Management fees and incentive compensation to affiliate

Management fees and incentive compensation to affiliate expense was $3.8 million for both the three months ended September 30, 2017 and 2016.

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

General and administrative expense

General and administrative expense increased by $0.3 million to $4.0 million for the three months ended September 30, 2017 from $3.7 million for the three months ended September 30, 2016, primarily due to higher franchise taxes and professional fees in 2017, partially offset by a lower reimbursement to the Manager.

Other expense

Other expense was $1.5 million for the three months ended September 30, 2017 and primarily consists of damage remediation costs due to Hurricane Irma. Other expense was $0.1 million for the three months ended September 30, 2016 and primarily consists of casualty related charges.

Other

Income tax expense

We are organized and conduct our operations to qualify as a REIT under the requirements of the Code. However, certain of our activities are conducted through our TRS and therefore are subject to federal and state income taxes. During the three months ended September 30, 2017 and 2016, our TRS recorded an income tax benefit and income tax expense of $0.1 million and $0.8 million, respectively, primarily due to our TRS generating a loss in 2017 compared to earnings in 2016.

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016

The following table sets forth our historical results of operations derived from our unaudited consolidated financial statements included in Part I, Item 1 in this Form 10-Q.

	Nine Months Ended September 30,		Increase (Decrease)
(dollars in thousands)	2017	2016	Amount	Percentage
Revenues
Resident fees and services	$257,473	$270,220	$(12,747)	(4.7)%
Rental revenue	84,741	84,723	18	—%
Total revenues	342,214	354,943	(12,729)	(3.6)%

Expenses
Property operating expense	176,861	182,585	(5,724)	(3.1)%
Depreciation and amortization	108,587	146,743	(38,156)	(26.0)%
Interest expense	70,469	68,658	1,811	2.6%
Acquisition, transaction and integration expense	1,469	1,770	(301)	(17.0)%
Management fees and incentive compensation to affiliate	14,402	12,197	2,205	18.1%
General and administrative expense	11,695	11,600	95	0.8%
Loss on extinguishment of debt	672	—	672	NM
Other expense	1,645	806	839	104.1%
Total expenses	$385,800	$424,359	$(38,559)	(9.1)%
Gain on sale of real estate	22,546	—	22,546	NM
Loss before income taxes	(21,040)	(69,416)	48,376	69.7%
Income tax expense	273	31	242	NM
Net loss	$(21,313)	$(69,447)	$48,134	69.3%
_______________
NM – Not meaningful

The following table provides a comparison of the results of operations of our segments:

	Nine Months Ended September 30,		Increase (Decrease)
(dollars in thousands)	2017	2016	Amount	Percentage
Managed Properties
Resident fees and services	$257,473	$270,220	$(12,747)	(4.7)%
Less: Property operating expense	176,861	182,585	(5,724)	(3.1)%
Segment NOI for Managed Properties	80,612	87,635	(7,023)	(8.0)%

Triple Net Lease Properties
Rental revenue	84,741	84,723	18	—%
Segment NOI for Triple Net Lease Properties	$84,741	$84,723	$18	—%

The following table provides the reconciliation of our segment NOI to net loss, and compares the results of operations for the respective periods:

	Nine Months Ended September 30,		Increase (Decrease)
(dollars in thousands)	2017	2016	Amount	Percentage
Total revenue	$342,214	$354,943	$(12,729)	(3.6)%

Segment NOI for Managed Properties	80,612	87,635	(7,023)	(8.0)%
Segment NOI for Triple Net Lease Properties	84,741	84,723	18	—%
Total segment NOI	165,353	172,358	(7,005)	(4.1)%
Expenses
Depreciation and amortization	108,587	146,743	(38,156)	(26.0)%
Interest expense	70,469	68,658	1,811	2.6%
Acquisition, transaction and integration expense	1,469	1,770	(301)	(17.0)%
Management fees and incentive compensation to affiliate	14,402	12,197	2,205	18.1%
General and administrative expense	11,695	11,600	95	0.8%
Loss on extinguishment of debt	672	—	672	NM
Other expense	1,645	806	839	104.1%
Total expenses	208,939	241,774	(32,835)	(13.6)%
Gain on sale of real estate	22,546	—	22,546	NM
Loss before income taxes	(21,040)	(69,416)	48,376	69.7%
Income tax expense	273	31	242	NM
Net loss	$(21,313)	$(69,447)	$48,134	69.3%
_______________
NM – Not meaningful

Managed Properties

We owned 90 properties under the Managed Properties segment as of September 30, 2017.

	As of and for the nine months ended September 30,
	2017	2016
Total properties	90	96
Total beds	10,930	11,545
Average occupancy rate	85.7%	88.2%

Same store information, as used herein, is defined as information for 77 properties owned for the entirety of comparable periods. Properties acquired, sold, transitioned to other operators or classified as held for sale during the comparable periods are excluded from the same store amounts. The following table presents same store segment NOI, segment NOI for non-same store properties and total segment NOI:

	Nine Months Ended September 30,		Increase (Decrease)
(dollars in thousands)	2017	2016	Amount	Percentage
Resident fees and services	$214,284	$215,215	$(931)	(0.4)%
Less: Property operating expense	141,835	139,217	2,618	1.9%
Same store segment NOI	72,449	75,998	(3,549)	(4.7)%
Segment NOI for non-same store properties	8,163	11,637	(3,474)	(29.9)%
Total segment NOI	$80,612	$87,635	$(7,023)	(8.0)%

Resident fees and services

Resident fees and services represent residents’ monthly rental and care fees. Revenue from resident fees and services decreased by $12.7 million to $257.5 million for the nine months ended September 30, 2017 from $270.2 million for the nine months ended September 30, 2016. A decrease of approximately $10.9 million is attributable to the revenue of six sold properties. The remaining decrease was primarily attributable to a decrease in average occupancy rates, which were 85.7% and 88.2% for the nine months ended September 30, 2017 and 2016, respectively. These decreases were partially offset by an increase in average rental rates.

Same store resident fees and services decreased by $0.9 million to $214.3 million for the nine months ended September 30, 2017 from $215.2 million for the nine months ended September 30, 2016. This decrease was primarily attributable to a decrease in average occupancy rates, which were 87.0% and 89.6% for the nine months ended September 30, 2017 and 2016, respectively, partially offset by an increase in average rental rates.

Property operating expense

Property operating expense decreased by $5.7 million to $176.9 million for the nine months ended September 30, 2017 from $182.6 million for the nine months ended September 30, 2016. A decrease of approximately $8.8 million is attributable to the operating expenses of six sold properties. This decrease was partially offset by higher labor, other administrative and marketing costs.

Property operating expense includes property management fees and travel reimbursements paid to the Property Managers of $15.3 million and $15.5 million for the nine months ended September 30, 2017 and 2016, respectively.

Same store property operating expense increased by $2.6 million to $141.8 million for the nine months ended September 30, 2017 from $139.2 million for the nine months ended September 30, 2016, primarily due to higher labor, other administrative, marketing and maintenance costs.

Segment NOI for Managed Properties

Segment NOI decreased by $7.0 million to $80.6 million for the nine months ended September 30, 2017 from $87.6 million for the nine months ended September 30, 2016, or as a percent of resident fees and services, was 31.3% and 32.4%, respectively. The decrease in segment NOI primarily reflects i) the sale of six properties, ii) a decrease in average occupancy rates and iii) higher labor, other administrative and marketing costs. These decreases were partially offset by an increase in average rental rates.

Same store segment NOI decreased by $3.5 million to $72.4 million for the nine months ended September 30, 2017 from $76.0 million for the nine months ended September 30, 2016, primarily due to i) a decrease in average occupancy rates and ii) higher labor, other administrative, marketing and maintenance costs. These decreases were partially offset by an increase in average rental rates.

Triple Net Lease Properties

Rental revenue and Segment NOI for Triple Net Lease Properties

Segment NOI was $84.7 million for both the nine months ended September 30, 2017 and 2016, respectively. As a percentage of rental revenue, segment NOI was 100% of revenue for each fiscal year as the lessee operates the property and bears the related costs, including maintenance, utilities, taxes, insurance, repairs, capital improvements and the payroll expense of property-level employees.

Same store segment NOI was $71.6 million for both the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, six properties were classified as held for sale and are excluded from the same store population. Segment NOI for these properties was $13.1 million for both the nine months ended September 30, 2017 and 2016, respectively.

Expenses

Depreciation and amortization

Depreciation and amortization expense decreased by $38.2 million to $108.6 million for the nine months ended September 30, 2017 from $146.7 million for the nine months ended September 30, 2016, primarily due to certain intangible assets becoming fully amortized.

Interest expense

Interest expense increased by $1.8 million to $70.5 million for the nine months ended September 30, 2017 from $68.7 million for the nine months ended September 30, 2016. The increase is primarily attributable to higher interest rates on our floating rate debt.

The weighted average effective interest rate for the nine months ended September 30, 2017 and 2016 was 4.37% and 4.14%, respectively.

Acquisition, transaction and integration expense

Acquisition, transaction and integration expense decreased by $0.3 million to $1.5 million for the nine months ended September 30, 2017 from $1.8 million for the nine months ended September 30, 2016. The decrease is primarily attributable to lower diligence related costs in 2017.

Management fees and incentive compensation to affiliate

Management fees and incentive compensation to affiliate expense increased by $2.2 million to $14.4 million for the nine months ended September 30, 2017 from $12.2 million for the nine months ended September 30, 2016, primarily due to incentive compensation earned by the Manager from the sale of two properties in June 2017.

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

General and administrative expense

General and administrative expense increased by $0.1 million to $11.7 million for the nine months ended September 30, 2017 from $11.6 million for the nine months ended September 30, 2016, primarily due to higher franchise taxes and professional fees in 2017, partially offset by a lower reimbursement to the Manager.

Loss on extinguishment of debt

During the nine months ended September 30, 2017, we repaid $28.0 million of debt associated with our sale of four properties and recognized a loss on extinguishment of debt of $0.7 million.

Other expense

Other expense was $1.6 million for the nine months ended September 30, 2017 and primarily consists of damage remediation costs due to Hurricane Irma. Other expense was $0.8 million for the nine months ended September 30, 2016 and primarily consists of casualty related charges, a fair value loss on our interest rate caps and restructuring costs.

Other

Gain on sale of real estate

During the nine months ended September 30, 2017, we sold four properties and recognized a gain on sale of $22.5 million. There were no sales of real estate during the nine months ended September 30, 2016.

Income tax expense

We are organized and conduct our operations to qualify as a REIT under the requirements of the Code. However, certain of our activities are conducted through our TRS and therefore are subject to federal and state income taxes. During the nine months ended September 30, 2017 and 2016, our TRS recorded income tax expense of $0.3 million and $0.0 million, respectively.

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

The following table summarizes the geographic locations of our senior housing properties as of September 30, 2017:

	Managed Properties		Triple Net Lease Properties		Total
Location	Number of Communities	Number of Beds	Number of Communities	Number of Beds	Number of Communities	Number of Beds
Arizona	1	108	1	115	2	223
Arkansas	1	113	—	—	1	113
California	9	1,048	2	235	11	1,283
Colorado	1	119	4	439	5	558
Connecticut	—	—	2	277	2	277
Florida	21	2,879	3	370	24	3,249
Georgia	2	194	—	—	2	194
Hawaii	1	123	—	—	1	123
Idaho	1	121	—	—	1	121
Illinois	1	66	1	111	2	177
Indiana	1	114	—	—	1	114
Iowa	—	—	2	215	2	215
Kansas	1	117	2	238	3	355
Kentucky	—	—	1	117	1	117
Louisiana	1	118	1	103	2	221
Massachusetts	2	255	—	—	2	255
Michigan	1	119	1	121	2	240
Mississippi	1	67	1	94	2	161
Missouri	—	—	3	320	3	320
Montana	1	127	1	115	2	242
Nebraska	1	117	—	—	1	117
Nevada	1	174	1	121	2	295
New Hampshire	4	263	—	—	4	263
New York	1	120	2	234	3	354
North Carolina	7	916	2	240	9	1,156
Ohio	3	354	—	—	3	354
Oklahoma	1	120	—	—	1	120
Oregon	3	340	6	601	9	941
Pennsylvania	3	406	4	808	7	1,214
South Carolina	1	120	—	—	1	120
South Dakota	1	114	—	—	1	114
Tennessee	3	235	1	110	4	345
Texas	5	745	14	2,206	19	2,951
Utah	5	593	1	117	6	710
Virginia	2	233	1	120	3	353
Washington	2	275	—	—	2	275
Wisconsin	1	117	1	116	2	233
Total	90	10,930	58	7,543	148	18,473

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity needs are to (i) fund operating expenses, (ii) meet debt service requirements, (iii) fund recurring capital expenditures and investment activities, if applicable, and (iv) make distributions to stockholders. As of September 30, 2017, we had approximately $48.4 million in liquidity, consisting of unrestricted cash and cash equivalents. A significant portion of this amount is held in operating accounts used to fund expenses at our managed properties and, therefore, may not be available for distribution to shareholders.

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

Our cash flows from operating activities, less capital expenditures and principal payments (which increased meaningfully in May 2017), have been, and continue to be, less than the amount of distributions to our shareholders. We have funded the shortfall using cash on hand (including the proceeds from asset sales), which declined from $73.4 million as of September 30, 2016 to $48.4 million as of September 30, 2017. As noted above, a significant portion of this amount is held in operating accounts used to fund expenses at our managed properties and, therefore, may not be available for distribution to shareholders. Our board of directors may determine that it is not prudent or feasible to maintain distributions at the current level. See Part II, Item IA. “Risk Factors-We have not established a minimum distribution payment level, and we cannot assure you of our ability to maintain our current distribution payment level or to pay any distributions in the future.”

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

•
Compliance with Debt Obligations: Our financings subject us and our operators to a number of obligations, and a failure to satisfy certain obligations, including (without limitation) a failure by the guarantors of our leases to satisfy certain financial covenants that depend in part on the performance of our leased assets as well as the performance of other properties leased by Holiday that we do not own, both of which are outside of our control, could give rise to a requirement to prepay outstanding debt or result in an event of default and the acceleration of the maturity date for repayment. We may also seek amendments to these debt covenants, and there can be no assurance that we will be able to obtain any such amendment on commercially reasonable terms, if at all.

Debt Obligations

Our mortgage notes payable contain various customary financial and other covenants, and in certain cases include a Debt Service Coverage Ratio, Project Yield or Minimum Net Worth and Liquid Assets provision, as defined in the agreements. As of September 30, 2017, we were in compliance with all of such covenants.

As noted above, our principal payments increased meaningfully in May 2017. See Note 8 to the consolidated financial statements for further information related to our mortgage notes as of September 30, 2017.

Capital Expenditures

For our Managed Properties segment, we anticipate that capital expenditures will be funded through operating cash flows from the Managed Properties. During the nine months ended September 30, 2017, we funded $14.8 million of capital expenditures.

With respect to our Triple Net Lease Properties segment, the terms of these arrangements typically require the tenants to fund all necessary capital expenditures in order to maintain and improve the applicable senior housing properties. To the extent that our tenants are unwilling or unable to fund these capital expenditure obligations under the existing lease arrangements, we may fund capital expenditures with additional borrowings or cash flow from the operations of these senior housing properties. We may also provide corresponding loans or advances to tenants which would increase the rent payable to us. For further information regarding capital expenditures related to our triple net lease properties, see “Contractual Obligations” below and Note 14 to the consolidated financial statements.

Cash Flows

The following table provides a summary of our cash flows:

	Nine Months Ended September 30,
(dollars in thousands)	2017	2016
Net cash provided by (used in)
Operating activities	$65,092	$79,686
Investing activities	37,474	(16,435)
Financing activities	(112,235)	(106,737)
Net decrease in cash and cash equivalents	(9,669)	(43,486)
Cash and cash equivalents, beginning of period	58,048	116,881
Cash and cash equivalents, end of period	$48,379	$73,395

Operating activities

Net cash provided by operating activities was $65.1 million and $79.7 million for the nine months ended September 30, 2017 and 2016, respectively. The period-over-period decrease of $14.6 million was primarily due to the sale of six properties and a decrease in average occupancy rates, which were 85.7% and 88.2% for the nine months ended September 30, 2017 and 2016, respectively. These decreases were partially offset by an increase in average rental rates.

Investing activities

Net cash provided by investing activities was $37.5 million and net cash used in investing activities was $16.4 million for the nine months ended September 30, 2017 and 2016, respectively. The period-over-period increase of $53.9 million was primarily due to proceeds of $47.4 million received from the sale of four properties during the nine months ended September 30, 2017.

Financing activities

Net cash used in financing activities was $112.2 million and $106.7 million for the nine months ended September 30, 2017 and 2016, respectively. The period-over-period increase of $5.5 million was primarily due to debt repayments of $28.0 million associated with the sale of four properties during the nine months ended September 30, 2017 and an increase in debt principal payments of approximately $7.5 million. These increases were partially offset by the repurchase of $30.9 million of common stock in January 2016.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2017, we do not have any off-balance sheet arrangements. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, special purpose or variable interest entities established to facilitate off-balance sheet arrangements. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intend to provide additional funding to any such entities.

CONTRACTUAL OBLIGATIONS

As of September 30, 2017, we had the following material contractual obligations, including estimates of interest payments on our floating rate debt (dollars in thousands):

	Period from October 1, 2017 to December 31, 2017	2018 (A)	2019	2020	2021	Thereafter	Total
Principal payments	$7,861	$31,490	$30,072	$31,333	$30,168	$52,003	$182,927
Balloon payments	—	178,152	95,345	31,636	311,518	1,309,923	1,926,574
Subtotal	7,861	209,642	125,417	62,969	341,686	1,361,926	2,109,501
Interest (B)	21,619	83,762	79,947	75,644	57,755	108,446	427,173
Total obligations (C)	$29,480	$293,404	$205,364	$138,613	$399,441	$1,470,372	$2,536,674

(A)	We have options to extend all balloon payments by an additional year.

(B)
Estimated interest payments on floating rate debt is calculated using LIBOR rates in effect at September 30, 2017 and may not be indicative of actual payments. Actual payments may vary significantly due to LIBOR fluctuations. See Note 8 to the consolidated financial statements for further information about interest rates.

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

The following table sets forth a reconciliation of net loss to FFO, Normalized FFO and Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2017	2016	2017	2016
Net loss	$(14,539)	$(20,241)	$(21,313)	$(69,447)
Gain on sale of real estate	—	—	(22,546)	—
Depreciation and amortization	35,126	45,510	108,587	146,743
FFO	20,587	25,269	64,728	77,296
Acquisition, transaction and integration expense	675	364	1,469	1,770
Loss on extinguishment of debt	—	—	672	—
Incentive compensation on sale of real estate (A)	—	—	2,930	—
Other expense (B)	1,484	108	1,645	806
Normalized FFO	22,746	25,741	71,444	79,872
Interest expense	23,898	23,065	70,469	68,658
Income tax (benefit) expense	(80)	782	273	31
Adjusted EBITDA	$46,564	$49,588	$142,186	$148,561

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

(B)	Primarily includes damage remediation costs due to Hurricane Irma, changes in the fair value of financial instruments, casualty related charges and restructuring costs.

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

As of September 30, 2017 we had $833.8 million of floating rate debt, representing 39.5% of our total indebtedness, with a weighted average rate of 3.74%. A 100 basis point change in interest rates would change annual interest expense by $8.3 million on an annualized basis.

Credit Risk

We derive a portion of our revenue from long-term triple net leases in which the minimum rental payments are fixed with scheduled periodic increases.

The properties we lease to Holiday account for a significant portion of our total revenues and net operating income, and such concentration creates credit risk. Rental revenue attributable to our triple net leases with Holiday accounted for 19.7% and 18.8% of our total revenues for the three months ended September 30, 2017 and 2016, respectively, and 19.5% and 18.8% for the nine months ended September 30, 2017 and 2016, respectively.

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

•
Our failure to comply with the terms of our financings or a default by our lease counterparties (including a failure by the lease guarantor to satisfy certain financial covenants that depend on the performance of our leased assets as well as the performance of other properties leased by Holiday that we do not own, both of which are outside of our control) could result in the acceleration of the requirement to repay our indebtedness or require us to seek amendments to such agreements, which we may not be able to obtain on commercially reasonable terms, if at all.

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

We completed our first investment in senior housing properties in July 2012 and became a standalone public company in November 2014. We have limited experience operating as a standalone public company and cannot assure you that we will be able to successfully operate our business, execute our investment strategy or generate sufficient liquidity to make or sustain distributions to our stockholders at current levels.

Our ability to make and sustain distributions to our stockholders depends on the liquidity we generate on a recurring basis as well as episodic asset sales. A meaningful portion of our liquidity is attributable to Holiday. See “-We are subject to Holiday concentration risk.” The liquidity we generate on a recurring basis, which is generally equal to our cash flows from operating activities, less capital expenditures and principal payments on our debt (which increased meaningfully in May 2017), has been, and continues to be, less than the amount of distributions to our shareholders. We have funded the shortfall using cash on hand (including the proceeds from asset sales), which declined from $73.4 million as of September 30, 2016 to $48.4 million as of September 30, 2017. A significant portion of that amount is held in operating accounts used to fund expenses at our managed properties and, therefore, may not be available for distribution to shareholders.

We may fund the shortfall using cash generated from asset sales, but there can be no assurance that we will be able to complete asset sales in a timely manner or at all due to market conditions, various REIT restrictions or other factors. See “-Real estate investments are relatively illiquid” and “-The tax on prohibited transactions will limit our ability to engage in certain transactions which would be treated as prohibited transactions for U.S. federal income tax purposes.” Moreover, we may decide to use cash generated from asset sales for other corporate purposes, such as new investments. A failure to deploy the proceeds of asset sales into investments with an adequate cash yield could exacerbate the shortfall while increasing our reliance on liquidity generated other than through operations to fund distributions, which could further impair our ability to maintain distributions at the current level. See “-We have not established a minimum distribution payment level, and we cannot assure you of our ability to maintain our current distribution payment level or to pay any distributions in the future.”

We may not be able to complete accretive investments, and the investments we do complete may not be successful.

We currently expect to generate approximately $110 million of net proceeds from pending asset sales, some or a portion of which we make seek to redeploy into new investments. We may not be able to consummate attractive acquisition opportunities because of market conditions, liquidity constraints, regulatory reasons or other factors. The current low interest rate environment may create difficulties for sourcing new investments, for instance by drive upward sales prices.

We face significant competition from other REITs, investment companies, private equity and hedge fund investors, sovereign funds, healthcare operators, lenders, developers and other institutional investors, some of whom may have greater resources and lower costs of capital than we do. Increased competition makes it more challenging for us to identify and successfully capitalize on opportunities that meet our business goals and could improve the bargaining power of property owners seeking to sell, thereby impeding our investment, acquisition and development activities. A failure to make investments at favorable prices, or to finance acquisitions on commercially favorable terms, could have a material adverse effect on our business, financial condition and results of operations.

We might never realize the anticipated benefits of the investments we do complete. We might encounter unanticipated difficulties and expenditures relating to any investments. Notwithstanding pre-acquisition due diligence, we do not believe that it is possible to fully understand a particular property before it is operated for an extended period of time, and newly acquired properties might require significant management attention. For example, we could acquire a property that contains undisclosed defects in design or construction. In addition, after our acquisition of a property, the market in which the acquired property is located may experience unexpected changes that adversely affect the property’s value. The occupancy of properties that we acquire may decline during our ownership, and rents or returns that are in effect or expected at the time a property is acquired may decline thereafter. Also, our property operating costs for acquisitions may be higher than we anticipate and acquisitions of properties may not yield the returns we expect and, if financed using debt or new equity issuances, may result in stockholder dilution. For these reasons, among others, any acquisitions of additional properties may not succeed or may cause us to experience losses.

Our determination of how much leverage to apply to our investments may adversely affect our return on our investments and may reduce cash available for distribution.

We have leveraged our assets through a variety of borrowings, including floating rate financings. Our investment guidelines do not limit the amount or type of leverage we may incur. The return we are able to earn on our investments and cash available for distribution to our stockholders may be significantly reduced due to changes in market conditions, which may cause the cost of our financing to increase relative to the income that can be derived from our assets. See “-We have not established a minimum distribution payment level, and we cannot assure you of our ability to maintain our current distribution payment level or to pay any distributions in the future.”

Covenants in our debt instruments limit our operational flexibility (including our ability to sell assets) and impose requirements on our operators, and breaches of these covenants could materially adversely affect our business, results of operations and financial condition.

The terms of our financings require us to comply with a number of customary financial and other covenants, such as maintaining leverage ratios, minimum tangible net worth requirements, REIT status and certain levels of debt service coverage. The terms of the financings of our leased assets generally treat an event of default by the tenant under the related lease as an event of default under the financing. Our continued ability to conduct business in general is subject to compliance with these financial and other covenants, which limit our operational flexibility and depend on the compliance of our tenants with the terms of the applicable lease.

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

We may not be able to fund all future capital needs from cash retained from operations, and we do not currently retain any cash from operations. See “-We have not established a minimum distribution payment level, and we cannot assure you of our ability to maintain our current distribution payment level or to pay any distributions in the future.” If we are unable to generate enough cash flow, we may need to rely on external sources of capital (including debt and equity financing) or asset sales to fulfill our capital requirements. If we cannot access these external sources of capital, we may not be able to make the investments needed to grow our business or to sustain distributions to shareholders at current levels.

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

We rely on a limited number of operators and are subject to Holiday concentration risk.

Holiday accounts for a significant portion of the NOI from our Triple Net Lease segment and serves as the manager of properties representing a significant portion of the NOI from our Managed Properties segment. For the nine months ended September 30, 2017 and 2016, Holiday accounted for 78.9% of the NOI from our Triple Net Lease segment and served as the manager of properties representing 73.5% and 71.5%, respectively, of the NOI from our Managed Properties segment. As of September 30, 2017, Holiday leased 51 of the 58 properties in our Triple Net Lease segment, and managed 60 of the 90 properties in our Managed Properties segment. Holiday is majority-owned by private equity funds managed by our Manager (or its affiliates).

As of September 30, 2017, all of our managed properties were subject to management agreements with Holiday, Blue Harbor, JEA, Thrive, Grace or Watermark. We rely on our property managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our senior housing operations efficiently and effectively. We also rely on our property managers to set appropriate resident fees and to otherwise operate our senior housing communities in compliance with the terms of our property management agreements and all applicable laws and regulations. Although we have various rights as the property owner under our property management agreements, including various rights to set budget guidelines and to terminate and exercise remedies under those agreements as provided therein, any failure, inability or unwillingness on the part of our property managers to satisfy their respective obligations under those agreements, to efficiently and effectively manage our properties or to provide timely and accurate accounting information with respect thereto, could have a material adverse effect on us.

Holiday has changed its operating model as a result of a proposed change in labor laws, which has adversely affected occupancy levels and could continue to adversely affect the performance of our Holiday-managed properties. Under the previous operating model, Holiday staffed many of our facilities with live-in resident managers and, in certain cases, was required to pay us rent for the units occupied by the live-in resident managers. The change in the operating model eliminated live-in staffing and could therefore result in decreased revenue from certain Holiday-managed properties as well as increased expenses.

Our leased properties currently account for a significant portion of our total revenues and NOI, and because our leases are triple net leases, we depend on our tenants to pay all property-related expenses, including maintenance, utilities, taxes, insurance, repairs, capital improvements and the payroll expense of property-level employees in connection with the leased properties. We cannot assure you that our tenants will have sufficient assets, income and access to financing to enable them to satisfy their obligations to us, and any failure, inability or unwillingness to do so could have a material adverse effect on us. In addition, although affiliates of our tenants have provided a lease guaranty in connection with their respective leases, the guarantees may not be sufficient to satisfy the tenant’s obligations to us, and our tenants may not have sufficient assets, income and access to financing to enable them to satisfy their obligations to us. Our reliance on a small number of tenants for a significant portion of our total revenues and NOI from our senior housing investments creates credit risk. If any of our tenants becomes unable or unwilling to satisfy their obligations to us, our financial condition and results of operations could be weakened.

We are dependent on our operators for the performance of our managed assets, and, as a REIT, we are not able to operate our AL/MC properties.

During the nine months ended September 30, 2017, 48.8% of our NOI was attributable to our managed portfolio. We have engaged third parties to operate all of our managed assets on our behalf. The income generated by our managed properties depends on the ability of our property managers to successfully manage these properties, which is a complex task. Although we have various rights pursuant to our property management agreements, we rely upon our property managers’ personnel, expertise, technical resources and information systems, compliance procedures and programs, proprietary information, good faith and judgment to manage our senior housing operations efficiently and effectively. We also rely on our property managers to provide accurate property-level financial results for our properties in a timely manner and to otherwise operate our properties in compliance with the terms of our property management agreements and all applicable laws and regulations. We rely on our property managers to attract and retain skilled management personnel and property level personnel who are responsible for the day-to-day operations of our properties. A failure to effectively manage property operating expense, including, without limitation, labor costs and resident referral fees, or significant changes in our property managers’ ability to manage our properties efficiently and effectively, could adversely affect the income we receive from our properties and have a material adverse effect on us. Any adverse developments in our property managers’ business and affairs or financial condition could impair such property manager’s ability to manage our properties efficiently and effectively and in compliance with applicable laws, which could have a material adverse effect on our business, results of operations or financial condition.

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

Our tenants may be unable or unwilling to satisfy their lease obligations to us, and there can be no assurance that the applicable guarantor of our leases will be able to cover any shortfall or maintain compliance with applicable financial covenants.

Certain of our properties are leased on a triple net basis to three operators, including Holiday, which is majority-owned by private equity funds managed by our Manager (or its affiliates). Rental income from our triple net leases represented 51.2% of our NOI during the nine months ended September 30, 2017, and Holiday accounted for 78.9% of that amount. We are in contract to sell the properties leased by one of our tenants, LCS, and to terminate the related lease, and we expect the percentage of NOI attributable to Holiday in our triple net lease segment to increase following the closing of the LCS transaction.

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

We monitor credit risk in a variety of ways, including by monitoring: (i) EBITDARM coverage on a portfolio-wide basis, which is the ratio of EBITDARM (a supplemental measure of a property’s ability to generate cash flow) for our triple net lease portfolio to the lease payments owed to us by our operators, (ii) the lease coverage ratio applicable to each of our tenants, which is similar to EBITDARM coverage but calculated on a lease-by-lease basis in accordance with the requirements of the applicable lease, and (iii) a fixed charge coverage ratio applicable to the guarantor of our tenants’ lease obligations, which is a ratio of the cash flow generated by all of the portfolios guaranteed by a given guarantor to the lease payments owed by the applicable tenants, as well as other financial covenants applicable to the guarantors of our tenants’ lease obligations.

On a portfolio-wide basis, we have observed a declining EBITDARM coverage for our triple net lease portfolio. As of September 30, 2017, our same store triple net lease portfolio had an EBITDARM coverage ratio of 1.18x, compared to 1.23x as of September 30, 2016. Given recent performance, we expect EBITDARM coverage, which is reported one quarter in arrears on a trailing 12-month basis, to decline further for the quarter ended December 31, 2017.

With respect to lease-specific coverage ratios, our leases are subject to rent escalators, so compliance with a lease coverage ratio generally requires the performance of the leased portfolio to improve at a faster rate than the rent escalators, which has not been the case to date. Our tenants are generally permitted to cure non-compliance by posting cash as a “shortfall deposit,” which certain of our tenants have done. In addition, we have and, from time to time, may waive compliance with a lease coverage ratio or the requirement to post a shortfall deposit. However, our ability to do so is limited by the terms of our financings, which require us to enforce the tenant’s obligations in a commercially reasonable manner.

The minimum fixed charge coverage ratio and other financial covenants applicable to the guarantors of our tenants’ obligations are generally not subject to a cash cure. The “fixed charges” of the guarantor of our Holiday leases include tenant obligations under our leases as well as leases between Holiday and other counterparties. The tenants’ obligations under these leases generally increase over time, so the guarantor’s compliance generally requires the performance of the leased portfolios to improve at a faster rate than the rent escalators, which has not been the case to date.

We cannot assure you that our tenants and lease guarantors will remain in compliance with any applicable financial covenants, either through the performance of the underlying portfolio or through the use of cash cures, if permitted. Some of our tenants have sought to, and may continue to seek to, renegotiate the terms of a lease to reduce rental payments, to avoid the requirement to fund shortfall deposits or similar obligations, or to change other terms (including lease term). Our ability to change the terms of a lease is subject to the consent of our lender for the applicable financing. A failure to comply with or cure a financial covenant, if applicable, would generally give rise to an event of a default under a lease, and such event of default could result in an event of default under our financing for the applicable property.

Even if our tenants are current on their obligations to make payments to us, a breach of a non-curable financial covenant applicable to a tenant or guarantor could result in an event of default under the applicable financing, which could have a material adverse effect on our financial position, cash flows and results of operation. The failure of any of our tenants or lease guarantors to comply with the terms of their respective leases, or the termination of any of our leases before the expiration of the original term (even in the absence of a breach by the tenant), could have a material adverse effect on our financial position, cash flows and results of operations.

In the event of the expiration or earlier termination of our existing leases, we may not be able to enter into new leases with terms as favorable as the terms of our existing leases.

We cannot predict whether our tenants will satisfy their obligations to us or renew their leases at the end of their lease terms, which expire at various times. If there is a default under one or more of our leases, or these leases are not renewed or they are terminated before the expiration of the original term, we may be required to find other tenants to occupy those properties or to sell them. There can be no assurance that we would be able to identify suitable replacement tenants, enter into leases with new tenants on terms as favorable to us as the current leases or that we would be able to lease those properties at all. Moreover, there can be no assurance that any reinvestment of the proceeds of any sale of leased properties will be successful.

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

A failure by our operators to grow or maintain occupancy could adversely affect the NOI generated by our managed properties. Unlike a typical apartment leasing arrangement that involve lease agreements with terms of up to a year or longer, resident agreements at our senior housing properties generally allow residents to terminate their agreements with 30 days’ notice. In an effort to increase occupancy or avoid a decline in occupancy, our property managers may offer incentives or discounts, which could also have a material adverse effect on our results of operations.

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

Our property managers may be required to pay increased compensation or offer other incentives to retain key personnel and other employees. The market for qualified nurses and healthcare professionals is highly competitive. Periodic and geographic area shortages of nurses or other trained personnel may require our property managers to increase the wages and benefits offered to their employees in order to attract and retain these personnel or to hire temporary personnel, which are generally more expensive than regular employees. Employee benefits costs, including employee health insurance and workers’ compensation insurance costs, have materially increased in recent years. Increasing employee health and workers’ compensation insurance costs may materially and negatively affect the NOI of our properties.

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

Competition may affect our operators’ ability to meet their obligations to us.

Our property managers compete with other companies on a number of different levels, including: the quality of care provided, reputation, the physical appearance of a property, price and range of services offered, alternatives for healthcare delivery, the supply of competing properties, physicians, staff, referral sources, location, the size and demographics of the population in surrounding areas and the financial condition of tenants and managers. A property manager’s inability to successfully compete with other companies on one or more of the foregoing levels could adversely affect the senior housing property and materially reduce our property-level NOI.

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

There are conflicts of interest inherent in our relationship with our Manager insofar as our Manager and its affiliates-including investment funds, private investment funds, or businesses managed by our Manager-invest in senior housing properties and whose investment objectives overlap with our investment objectives. Certain investments appropriate for us may also be appropriate for one or more of these other investment vehicles. Certain members of our board of directors and employees of our Manager who are our officers also serve as officers and/or directors of Fortress and these other entities. Although we have the same Manager, we may compete with entities affiliated with our Manager or Fortress for certain target assets. Fortress has raised two funds primarily focused on investing in senior housing properties. The first, raised in 2006 with $650 million in commitments at closing had its final liquidation in December 2014. The second, also raised in 2006, had $1.6 billion in capital commitments as of September 30, 2017 and is in the process of selling its investment in Holiday. Certain of Fortress’s other funds also hold significant investments in senior housing. All of these funds are outside their respective investment periods, although one of these funds has approximately $120 million in unfunded commitments, which may be drawn for follow-on investments. Fortress funds generally have a fee structure similar to ours, but the fees actually paid will vary depending on the size, terms and performance of each fund. From time to time, affiliates of Fortress focus on investments in assets with a similar profile as our target assets that we may seek to acquire. These affiliates may have meaningful purchasing capacity, which may change over time depending upon a variety of factors, including, but not limited to, available equity capital and debt financing, market conditions and cash on hand. Fortress had approximately $72.4 billion of assets under management as of June 30, 2017. In addition, with respect to funds in the process of selling investments, our Manager may be incentivized to regard the sale of such assets to New Senior positively, particularly if a sale to an unrelated third party would result in a loss of fees to our Manager.

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

Our ability to make and sustain distributions to our stockholders depends on the liquidity we generate on a recurring basis as well as episodic asset sales. A meaningful portion of our liquidity is attributable to Holiday. See “-We are subject to Holiday concentration risk.” The liquidity we generate on a recurring basis, which is generally equal to our cash flows from operating activities, less capital expenditures and principal payments on our debt (which increased meaningfully in May 2017), has been, and continues to be, less than the amount of distributions to our shareholders. We have funded the shortfall using cash on hand (including the proceeds from asset sales), which declined from $73.4 million as of September 30, 2016 to $48.4 million as of September 30, 2017. A significant portion of that amount is held in operating accounts used to fund expenses at our managed properties and, therefore, may not be available for distribution to shareholders.

We may fund the shortfall using cash generated from asset sales, but there can be no assurance that we will be able to complete asset sales in a timely manner or at all due to market conditions, REIT restrictions or other factors. See “-Real estate investments are relatively illiquid.” Moreover, we may decide to use cash generated from asset sales for other corporate purposes, such as new investments. A failure to deploy the proceeds of asset sales into investments with an adequate cash yield could exacerbate the shortfall while increasing our reliance on liquidity generated other than through operations to fund distributions, which could further impair our ability to maintain distributions at the current level.

Our board of directors is reviewing our dividend policy and may determine that it is not prudent or feasible to continue to maintain distributions at the current level. Any decision by our board of directors to declare a distribution is based upon a number of factors, including our results of operations, financial condition and liquidity projections, restrictions under Delaware law or any applicable debt covenants, the annual distribution requirements under the REIT provisions of the Code, and other factors our board of directors deems relevant. For further information about factors that could affect our liquidity, see Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” and Item 7A., “Quantitative and Qualitative Disclosures About Market Risk.” Our board of directors takes these and other factors into account as part of any decision to declare a dividend, and the timing and amount of any future dividend is subject to change at the discretion of our board of directors.

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

November 6, 2017

By:	/s/ Bhairav Patel
Bhairav Patel
Interim Chief Financial Officer, Treasurer and Chief Accounting Officer

November 6, 2017