Form 10-K
period 2017-12-31
New Senior Investment Group Inc.
filed 2018-02-28
CIK 1610114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the annual period ended December 31, 2017
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

(212) 479-3140
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class:	Name of exchange on which registered:
Common stock, $0.01 par value per share: 82,148,869 shares.	New York Stock Exchange (“NYSE”)

Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☒ Yes ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the common stock held by non-affiliates as of June 30, 2017 (computed based on the closing price on such date as reported on the NYSE) was approximately $812 million.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.
Common stock, $0.01 par value per share: 82,148,869 shares outstanding as of February 16, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, 13 and 14) will be incorporated by reference from the registrant’s Definitive Proxy Statement for its 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

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

•
concentration risk with respect to Holiday Retirement (“Holiday”), which, for the year ended December 31, 2017, accounted for 73.4% of net operating income (“NOI”) from our Managed Properties segment and 79.3% of NOI from our Triple Net Lease Properties segment;

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

•	our ability to reposition our leased properties on the same or better terms upon the expiration or earlier termination of our leases;

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

•	effects of the recently completed merger of Fortress Investment Group LLC with affiliates of SoftBank Group Corp. (“Softbank”);

•	our ability to maintain effective internal control over financial reporting and our reliance on our operators for timely delivery of accurate property-level financial results;

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

SPECIAL NOTE REGARDING EXHIBITS

In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about us may be found elsewhere in this Annual Report on Form 10-K and our other public filings, which are available without charge through the Securities and Exchange Commission’s (“SEC”) website at http://www.sec.gov.

We acknowledge that, notwithstanding the inclusion of the foregoing cautionary statements, we are responsible for considering whether additional specific disclosures of material information regarding contractual provisions are required to make the statements in this report not misleading.

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

We have a differentiated strategy of concentrating our investment activities on acquiring private pay senior housing and continue to be one of the largest owners of senior housing properties in the United States. As of December 31, 2017, our portfolio was comprised of 133 primarily private pay senior housing properties located across 37 states. We divide our properties into two reportable segments: (1) Managed Properties, which are operated by property managers pursuant to property management agreements and (2) Triple Net Lease Properties, which we lease to tenants through long-term triple net leases. See our consolidated financial statements and the related notes for additional information.

The majority of our portfolio is managed or leased by some of the largest and most experienced operators in the United States. Currently, our managed properties are managed by affiliates or subsidiaries of Holiday Retirement (“Holiday”), FHC Property Management LLC (together with its subsidiaries, “Blue Harbor”), Jerry Erwin Associates, Inc. (“JEA”), Thrive Senior Living LLC (“Thrive”), Grace Management, Inc. (“Grace”) and Watermark Retirement Communities, Inc. (“Watermark”). Our triple net lease properties are leased to Holiday and Watermark. Holiday is among the top three largest senior housing operators in the United States. The assets in our portfolio are described in more detail below under “Our Portfolio.”

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

Pursuant to a management agreement (the “Management Agreement”), we are externally managed and advised by FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC (“Fortress”), which is a leading global investment management firm with approximately $36.1 billion of assets under management as of September 30, 2017. Fortress, through the private equity funds managed by its affiliates, is a large investor in the senior housing sector. Our Manager (or its affiliates) also manages private equity funds that currently own a majority of Holiday. Blue Harbor is an affiliate of our Manager. On December 27, 2017, Softbank announced that it completed its previously announced acquisition of Fortress (the “Softbank Merger”). In connection with the Softbank Merger, Fortress will operate within SoftBank as an independent business headquartered in New York. Fortress’s senior investment professionals will remain in place, including those individuals who perform services for us.

INVESTMENT ACTIVITY

During 2017, we sold 13 properties in the Managed Properties segment and 6 properties in the Triple Net Lease Properties segment. See Note 3 to the consolidated financial statements for additional information.

MARKET OPPORTUNITY

Opportunity to Consolidate Large and Fragmented Industry

We believe there are significant investment opportunities in the U.S. senior housing market driven by three factors: (i) growing demand from significant increases in the senior citizen population, (ii) highly fragmented ownership of senior housing properties among many smaller local (“mom and pop”) and regional owner/operators and (iii) operational improvement opportunities to increase property-level net operating income. We estimate the size of the senior housing industry in the United States to be approximately $300 billion, and, according to the 2017 American Seniors Housing Association 50 Report, approximately 61% of these senior housing facilities are owned by mom and pop operators with 5 or fewer properties.

Attractive Demand - Supply Fundamentals to Drive Organic Growth

We believe that the rapidly growing senior citizen population in the U.S. will result in a substantially increased demand for senior housing properties as the baby boomer generation ages, life expectancies lengthen and more health-related services are demanded. The U.S. Census Bureau estimates that the total number of people aged 65 and older is expected to increase from approximately 47.8 million in 2015 to 79.2 million by 2035, with the number of citizens aged 65 and older expected to grow at four times the rate of the overall population by 2035. Healthcare is the largest private-sector industry in the U.S., with healthcare expenditures in the U.S. accounting for approximately 18% of gross domestic product in 2015. According to the Center for Medicare and Medicaid Services (“CMS”), the average annual compounded growth rate for national healthcare expenditures from 2015 through 2025 is expected to be 5.6%. Additionally, senior citizens are the largest consumers of healthcare services. The target age group for our properties is Americans over 70 years old while a typical resident is 80 to 85 years of age. According to CMS, average per capita healthcare expenditures by those 65 years and older continue to be about three times more than the average spent by those 19 to 64 years old. Demand for senior housing is driven both by growth of an aging population and by an increasing array of services and support required by residents. According to the U.S. Census Bureau, the percentage of Americans between ages 75 and 79 seeking assistance with basic and instrumental activities of daily living is 15%, increasing to 30% for Americans over 80 years of age. According to the Alzheimer’s Association, approximately one-third of individuals over age 85 have Alzheimer’s disease. To address these resident needs, senior housing provides varying and flexible levels of services. While our target population is growing, the rate of supply growth has also increased in recent years. However, according to the National Investment Center for Seniors Housing and Care (“NIC”), senior housing occupancy is projected to be stable in 2018.

Differentiated Strategy Focused on Private Pay Senior Housing

We have generally sought investments in senior housing facilities that have an emphasis on private pay sources of revenue which is considered more stable and predictable compared to government reimbursed property types. We believe this strategy distinguishes us from our publicly traded peers. Private pay residents are individuals who are personally obligated to pay the costs of their housing and services without relying significantly on reimbursement payments from Medicaid or Medicare. Sources for these private payments include: (i) pensions, savings and retirement funds; (ii) proceeds from the sale of real estate and personal property; (iii) assistance from residents’ families; and (iv) private insurance. While our investments may have some level of revenues related to government reimbursements, we focus on investments with high levels of private pay revenue and, for the year ended December 31, 2017, private pay sources represented 98% of the property level revenue from the residents at our facilities. Private pay facilities are not subject to governmental rate setting and, accordingly, we believe they provide for more predictable and higher rental rates from residents than facilities primarily reliant on government-funded sources.

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

Attractive Portfolio Diversified by Product Type, Operating Model and Geography

We started building our platform in July 2012 and currently own 133 properties with a gross real estate value of $2.8 billion as of December 31, 2017. Our portfolio is diversified in terms of product type, operating model and geography. As of December 31, 2017, we have 102 IL properties, 30 AL/MC properties and one rental Continuing Care Retirement Communities (“CCRC”) property across 37 states. Our portfolio provides an attractive mix of triple net lease and managed properties. At December 31, 2017, our triple net lease portfolio totaled 52 properties (51 IL properties and one rental CCRC property), and our managed properties portfolio totaled 81 properties (51 IL properties and 30 AL/MC properties).

Manager Expertise Owning and Operating Senior Housing

We are externally managed and advised by an affiliate of Fortress, a large investor with over 15 years of experience in the senior housing sector. Our Manager and its affiliates have a far-reaching presence in consumer-facing industries across the United States through Fortress’s investments in healthcare, leisure, gaming, real estate and transportation companies. Private equity funds managed by an affiliate of Fortress and our Manager currently own a majority of Holiday, the largest independent living operator in the United States with over 250 properties as of December 31, 2017, and Blue Harbor is an affiliate of our Manager. Due to this presence, we believe we are able to achieve volume discounts for services and products at many of our properties, such as insurance and food and beverage.

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

OUR PORTFOLIO

The key characteristics of our senior housing portfolio are set forth in the tables below:

(dollars in thousands)			Real Estate Investments (A) as of December 31, 2017			Revenues for the Year Ended December 31, 2017
Operating Model	Number of Communities	Number of Beds	Real Estate Investments, at Cost	Percent of Total Real Estate Investment	Real Estate Investment per Bed	Total Revenues (B)	Percent of Total Revenues	Number of States
Managed Properties	81	9,542	$1,701,587	61.3%	$178	$336,739	75.0%	33
Triple Net Lease Properties	52	6,309	1,074,613	38.7%	$170	112,391	25.0%	24
Total	133	15,851	$2,776,200	100.0%		$449,130	100.0%	37

(dollars in thousands)			Real Estate Investments (A) as of December 31, 2016			Revenues for the Year Ended December 31, 2016
Operating Model	Number of Communities	Number of Beds	Real Estate Investments, at Cost	Percent of Total Real Estate Investment	Real Estate Investment per Bed	Total Revenues (B)	Percent of Total Revenues	Number of States
Managed Properties	94	11,440	$1,830,809	59.2%	$160	$359,472	76.1%	33
Triple Net Lease Properties	58	7,540	1,262,299	40.8%	$167	112,966	23.9%	24
Total	152	18,980	$3,093,108	100.0%		$472,438	100.0%	37

(A)	Real estate investments, at cost represents the gross carrying value of real estate before accumulated depreciation and amortization and excludes assets held for sale.

(B)	Revenues relate to the period the properties were owned by us in a calendar year and, therefore, are not indicative of full-year results for all properties.

For the years ended December 31, 2017 and 2016 the average occupancy rate of our managed portfolio was 85.7% and 88.0%, respectively, and the average occupancy rate for our triple net portfolio was 85.6% and 88.0%, respectively.

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

Operating Model

Managed Properties: We have entered into long-term property management agreements for our managed properties with Blue Harbor, Holiday, JEA, Thrive, Grace and Watermark. Our property management agreements have initial five-year or ten-year terms, with successive, automatic one-year renewal periods. We pay property management fees of 5% to 7% of effective gross income pursuant to our property management agreements with Holiday and, in some cases, Holiday is eligible to earn an incentive fee based on operating performance. We pay property management fees of 3% to 7% of gross revenues and, for certain properties, a property management fee based on a percentage of net operating income, pursuant to our property management agreements with other managers. As the owner of the Managed Properties, we are responsible for the properties’ operating costs, including repairs, maintenance, capital expenditures, utilities, taxes, insurance and the payroll expense of property-level employees. The payroll expense is structured as a reimbursement to the property manager, who is the employer of record. We have various rights as the property owner under our property management agreements, including rights to set budget guidelines and to terminate and exercise remedies under those agreements as provided therein. However, we rely on our property managers’ personnel, expertise, technical accounting resources and information systems, proprietary information, good faith and judgment to manage our senior housing operations efficiently and effectively. We also rely on our property managers to otherwise operate our properties in compliance with the terms of the management agreements, although we have various rights as the property owner to terminate and exercise remedies under the management agreements.

Triple Net Lease Properties: These properties are leased to tenants pursuant to triple net leases. Our triple net lease arrangements have initial terms of approximately 15 or 17 years and include renewal options and annual rent increases ranging from 2.5% to 4.5% based on changes in the consumer price index (“CPI”). Under each triple net master lease, the respective tenant is typically responsible for (i) operating its portion of the portfolio and bearing the related costs, including repairs, maintenance, capital expenditures, utilities, taxes, insurance and the payroll expense of property-level employees, and (ii) complying with the terms of the mortgage financing documents. The obligations of the tenant under the triple net master leases with Holiday (the “Holiday Portfolios”) are guaranteed to us by a subsidiary of Holiday, although there can be no assurance that we would be able to fully recover any amounts owed to us from either the tenant or the guarantor. Both the tenant and the guarantor of the Holiday Portfolios are affiliates of Fortress.

Our portfolio of senior housing properties is broadly diversified by geographic location throughout the United States. The following table shows the geographic location of our senior housing properties, and the percentage of total revenues by geographic location as of and for the year ended December 31, 2017.

	Managed Properties			Triple Net Lease Properties			Total
Location	Number of Communities	Number of Beds	% of Total Revenue	Number of Communities	Number of Beds	% of Total Revenue	Number of Communities	Number of Beds	% of Total Revenue
Arizona	1	108	1.3%	1	115	1.1%	2	223	1.2%
Arkansas	1	113	0.9%	—	—	—%	1	113	0.7%
California	9	1,048	12.3%	2	235	4.0%	11	1,283	10.2%
Colorado	1	119	0.9%	4	439	5.3%	5	558	2.0%
Connecticut	—	—	—%	2	277	4.5%	2	277	1.1%
Florida	12	1,488	22.3%	3	370	5.1%	15	1,858	18.0%
Georgia	2	194	2.0%	—	—	—%	2	194	1.5%
Hawaii	1	123	1.2%	—	—	—%	1	123	0.9%
Idaho	1	121	2.1%	—	—	—%	1	121	1.6%
Illinois	1	66	1.0%	1	111	1.3%	2	177	1.1%
Indiana	1	114	0.8%	—	—	—%	1	114	0.6%
Iowa	—	—	—%	2	215	2.2%	2	215	0.5%
Kansas	1	117	1.0%	2	238	2.9%	3	355	1.5%
Kentucky	—	—	—%	1	117	2.1%	1	117	0.5%
Louisiana	1	120	0.6%	1	103	0.5%	2	223	0.6%
Massachusetts	2	255	2.1%	—	—	—%	2	255	1.6%
Michigan	1	119	2.0%	1	121	1.3%	2	240	1.8%
Mississippi	1	67	0.8%	1	94	0.7%	2	161	0.8%
Missouri	—	—	—%	3	320	5.3%	3	320	1.3%
Montana	1	127	0.9%	1	115	1.5%	2	242	1.0%
Nebraska	1	117	0.9%	—	—	—%	1	117	0.7%
Nevada	1	174	1.2%	1	121	1.8%	2	295	1.3%
New Hampshire	4	263	3.6%	—	—	—%	4	263	2.7%
New York	1	120	1.2%	2	234	4.1%	3	354	2.0%
North Carolina	7	916	7.5%	2	240	4.0%	9	1,156	6.6%
Ohio	3	354	3.3%	—	—	—%	3	354	2.5%
Oklahoma	1	121	0.8%	—	—	—%	1	121	0.6%
Oregon	3	340	4.1%	6	601	7.8%	9	941	5.0%
Pennsylvania	3	406	4.4%	4	808	11.5%	7	1,214	6.2%
South Carolina	1	120	0.8%	—	—	—%	1	120	0.6%
South Dakota	1	114	0.9%	—	—	—%	1	114	0.7%
Tennessee	3	235	2.1%	1	110	0.9%	4	345	1.8%
Texas	5	745	7.3%	8	972	26.9%	13	1,717	12.2%
Utah	5	593	5.0%	1	117	1.7%	6	710	4.3%
Virginia	2	233	1.5%	1	120	1.9%	3	353	1.6%
Washington	2	275	2.2%	—	—	—%	2	275	1.6%
Wisconsin	1	117	1.0%	1	116	1.6%	2	233	1.1%
Total	81	9,542	100.0%	52	6,309	100.0%	133	15,851	100.0%

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

We employ leverage as part of our investment strategy. We do not have a predetermined target debt to equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality of those assets. We utilize leverage for the sole purpose of financing our portfolio and not for the purpose of speculating on changes in interest rates. We strive to maintain our financial strength and invest profitably by actively managing our leverage, optimizing our capital structure and developing our access to multiple sources of liquidity. Historically, we have relied primarily on non-recourse mortgage notes to finance a portion of our real estate investments. We may, over time, seek access to additional sources of liquidity, including revolving credit agreements, bank debt, U.S. government agency financing and the unsecured public debt and equity markets. Generally, we attempt to match the long-term duration of our investments in senior housing properties with staggered maturities of long-term debt and equity. As of December 31, 2017, 35.9% of our consolidated debt was variable rate debt.

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

Management Agreement

In connection with the spin-off from Drive Shack, we entered into a Management Agreement with the Manager, an affiliate of Fortress, pursuant to which the Manager provides a management team and other professionals who are responsible for implementing our business strategy, subject to the supervision of our board of directors. Our Manager is responsible for, among other things, (i) setting investment criteria in accordance with broad investment guidelines adopted by our board of directors, (ii) sourcing, analyzing and executing acquisitions, (iii) providing financial and accounting management services and (iv) performing other duties as specified in the Management Agreement. Our Management Agreement has an initial ten-year term and will be automatically renewed for one-year terms thereafter unless terminated either by us or our Manager. Our Manager is also entitled to receive a termination fee from us under certain circumstances. See Note 9 to the consolidated financial statements for further information related to the terms of the Management Agreement.

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

RISKS RELATED TO OUR BUSINESS

There can be no assurance that our ongoing exploration of strategic alternatives will result in any transaction being consummated, and speculation and uncertainty regarding the outcome of such exploration of strategic alternatives may adversely impact our business.

On February 23, 2018, we announced that our board of directors, together with our management team and legal and financial advisors, has been conducting a process to explore a full range of strategic alternatives to maximize stockholder value, and that we retained J.P. Morgan Securities LLC as our financial advisor and Skadden, Arps, Slate, Meagher & Flom LLP as our legal advisor to assist in this ongoing review. There can be no assurance that this process will result in a transaction or, if a transaction is undertaken, its terms or timing. Any potential transaction could be dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions, industry trends, stockholder approval and the availability of financing. Even if a strategic alternative is identified, we may be affected by factors related to the feasibility and timing of consummating a transaction, including our ability, or the ability of others, to obtain required third-party consents and regulatory approvals. The process of exploring strategic alternatives involves the dedication of significant resources and the incurrence of significant costs and expenses. In addition, speculation and uncertainty regarding our exploration of strategic alternatives may cause or result in:

•disruption of our business;
•distraction of our management;
•difficulty in maintaining or negotiating and consummating new business or strategic relationships or transactions;
•increased costs and advisory fees;
•increased stock price volatility; and
•exposure to potential litigation in connection with this process and effecting any strategic alternative.

If we are unable to mitigate these or other potential risks related to the uncertainty caused by our exploration of strategic alternatives, it may disrupt our business or adversely impact our results of operations or financial condition.

We do not intend to discuss or disclose further developments during this process until it has been completed. Accordingly, speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to the future of our company could cause our stock to trade based on factors other than our financial and operating performance and prospects as a stand-alone company.

We may not be able to successfully operate our business, execute our investment strategy or generate sufficient revenue to make or sustain distributions to our stockholders.

We cannot assure you that we will be able to successfully operate our business, execute our investment strategy or generate sufficient liquidity to make or sustain distributions to our stockholders at current levels.

Our ability to make and sustain distributions to our stockholders depends on the liquidity we generate on a recurring basis as well as episodic asset sales. A meaningful portion of our liquidity is attributable to Holiday. See “-We are subject to Holiday concentration risk.” The liquidity we generate on a recurring basis, which is generally equal to our cash flows from operating activities, less capital expenditures and principal payments on our debt (which increased meaningfully in May 2017), has been, and continues to be, less than the amount of distributions to our shareholders. We have funded the shortfall using cash on hand (including the proceeds from asset sales), which increased from $58.0 million as of December 31, 2016 to $137.3 million as of December 31, 2017 primarily on account of asset sales. A portion of that amount is held in operating accounts used to fund expenses at our managed properties and, therefore, may not be available for distribution to shareholders.

We may fund the shortfall using cash generated from asset sales, but there can be no assurance that we will be able to complete any future asset sales in a timely manner or at all due to market conditions, various REIT restrictions or other factors. See “-Real estate investments are relatively illiquid” and “-The tax on prohibited transactions will limit our ability to engage in certain transactions which would be treated as prohibited transactions for U.S. federal income tax purposes.” Moreover, we may decide to use cash generated from asset sales for other corporate purposes, such as new investments. A failure to deploy the proceeds of asset sales into investments with an adequate cash yield could exacerbate the shortfall while increasing our reliance on liquidity generated other than through operations to fund distributions, which could further impair our ability to maintain distributions at the current level. See “-We have not established a minimum distribution payment level, and we cannot assure you of our ability to maintain our current distribution payment level or to pay any distributions in the future.”

Covenants in our debt instruments limit our operational flexibility (including our ability to sell assets or amend or terminate our triple net leases) and impose requirements on our operators, and breaches of these covenants could materially adversely affect our business, results of operations and financial condition.

The terms of our financings require us to comply with a number of customary financial and other covenants, such as maintaining leverage ratios, minimum tangible net worth requirements, REIT status and certain levels of debt service coverage. Our continued ability to conduct business in general is subject to compliance with these financial and other covenants, which limit our operational flexibility and depend on the compliance of our tenants with the terms of the applicable lease. The terms of the financings of our leased assets generally treat an event of default by the tenant or guarantor under the related lease and guaranty as an event of default under the financing. Therefore, our ability to comply with certain terms of our financings depends on the actions and operating results of our tenants and guarantors, which is outside of our control.

Mortgages on our properties contain customary covenants such as those that limit or restrict our ability, without the consent of the lender, to further encumber or sell the applicable properties, or to replace the applicable tenant or operator. Breaches of certain covenants may result in defaults under the mortgages on our properties and cross-defaults under certain of our other indebtedness, even if we satisfy our payment obligations to the respective obligee. Covenants that limit our operational flexibility as well as defaults resulting from the breach of any of these covenants could materially adversely affect our business, results of operations and financial condition. A failure to comply with the terms of our financings could result in the acceleration of the requirement to repay all or a portion of our outstanding indebtedness. In addition, the terms of our financings may prohibit or limit our ability to amend or terminate our triple net leases if we desired to do so, including in situations where our tenant and guarantors may not have the resources to make payments under the terms of the lease or guaranty, respectively.

Our inability to obtain financing (including through refinancing existing debt) on favorable terms, if at all, may impede our ability to grow or to make distributions to our shareholders.

We may not be able to fund all future capital needs from cash retained from operations, and we do not currently retain any cash from operations on account of the distributions we make to shareholders. See “-We have not established a minimum distribution payment level, and we cannot assure you of our ability to maintain our current distribution payment level or to pay any distributions in the future.” If we are unable to generate enough cash flow, we may need to rely (and have relied) on external sources of capital (including debt and equity financing) or asset sales to fulfill our capital requirements. If we cannot access these external sources of capital, we may not be able to make the investments needed to grow our business or to sustain distributions to shareholders at current levels. In addition, we may seek to refinance the debt on our leased assets if we anticipate that our tenant may not be able to comply with the terms of the applicable lease, which could result in an event of default and there can be no assurance that we will be able to obtain such refinancing on attractive terms or at all.

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

Any limitation on our access to financing as a result of these or other factors could impede our ability to grow and have a material adverse effect on our liquidity, ability to fund operations, make payments on our debt obligations, fund distributions to our shareholders, acquire properties and undertake development activities.

We rely on a limited number of operators and are subject to Holiday concentration risk.

Holiday accounts for substantially all of the NOI from our Triple Net Lease segment and serves as the manager of properties representing a significant portion of the NOI from our Managed Properties segment. For the years ended December 31, 2017, 2016 and 2015, Holiday accounted for 79.3%, 78.9% and 80.5%, respectively, of the NOI from our Triple Net Lease segment and served as the manager of properties representing 73.4%, 72.3% and 62.2%, respectively, of the NOI from our Managed Properties segment. As of December 31, 2017, Holiday leased 51 of the 52 properties in our Triple Net Lease segment, and managed 51 of the 81 properties in our Managed Properties segment. Holiday is majority-owned by private equity funds managed by our Manager (or its affiliates).

As of December 31, 2017, all of our managed properties were subject to management agreements with Holiday, Blue Harbor, JEA, Thrive, Grace or Watermark. We rely on our property managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our senior housing operations efficiently and effectively. We also rely on our property managers to set appropriate resident fees and to otherwise operate our senior housing communities in compliance with the terms of our property management agreements and all applicable laws and regulations. Although we have various rights as the property owner under our property management agreements, including various rights to set budget guidelines and to terminate and exercise remedies under those agreements as provided therein, any failure, inability or unwillingness on the part of our property managers to satisfy their respective obligations under those agreements, to efficiently and effectively manage our properties or to provide timely and accurate accounting information with respect thereto, could have a material adverse effect on us.

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

Our leased properties currently account for a significant portion of our total revenues and NOI, and because our leases are triple net leases, we depend on our tenants to pay all property-related expenses, including maintenance, utilities, taxes, insurance, repairs, capital improvements and the payroll expense of property-level employees in connection with the leased properties. We cannot assure you that our tenants will have sufficient assets, income and access to financing to enable them to satisfy their obligations to us, and any failure, inability or unwillingness to do so could have a material adverse effect on us. In addition, although affiliates of our tenants, including Holiday, have provided a lease guaranty in connection with their respective leases, the guarantees may not be sufficient to satisfy the tenant’s obligations to us, and our tenants and guarantors may not have sufficient assets, income and access to financing to enable them to satisfy their obligations to us. Our reliance on Holiday for a substantial portion of our total revenues and NOI from our senior housing investments creates significant credit risk related to Holiday. If Holiday becomes unable or unwilling to satisfy its obligations to us, our financial condition, results of operations, liquidity and ability to make payments on our financings would be materially and adversely affected.

Our tenants may be unable or unwilling to satisfy their lease obligations to us, and there can be no assurance that the applicable guarantor of our leases will be able to cover any shortfall or maintain compliance with applicable financial covenants. Any failure on the part of our tenants or guarantors to satisfy their obligations to us would have a material adverse effect on our financial condition, cash flows, results of operations and liquidity.

Certain of our properties are leased on a triple net basis to two operators, including Holiday, which is majority-owned by private equity funds managed by our Manager (or its affiliates). Rental income from our triple net leases represented 51.3% of our NOI during the year ended December 31, 2017, and Holiday accounted for 79.3% of that amount.

Our triple net leases subject us to credit and other risks from our tenants. Our tenants may not have sufficient assets, income and access to financing to enable them to make rental payments to us or to otherwise satisfy their respective obligations under our leases, and any inability or unwillingness by them to do so would have a material adverse effect on our financial condition, results of operations, liquidity and ability to make payments on our financings. Any failure by a tenant to effectively conduct its operations or to maintain and improve our properties could adversely affect its business reputation and its ability to attract and retain residents in our properties, which could impair such tenant’s ability to generate sufficient income to satisfy its obligations to us. Our tenants have also agreed to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with their respective businesses, and we cannot assure you that they will have sufficient assets, income, access to financing and insurance coverage to enable them to satisfy their respective indemnification obligations.

If any of our tenants are not able to satisfy their obligations to us, we would be entitled, among other remedies, to use any funds of such tenants then held by us and to seek recourse against the guarantor under its guaranty of the applicable lease. The guaranty of the applicable lease subjects us to credit risk from our guarantors. There can be no assurance that a guarantor will have the resources necessary to satisfy its obligations to us under its guaranty of the applicable lease in the event that a tenant fails to satisfy its lease obligations to us in full, which would have a material adverse effect on our financial condition, results of operations, liquidity and ability to make payments on our financings. In addition, a guarantor’s obligations to us may be limited to an amount that is less than our damages under the related lease.

We monitor credit risk in a variety of ways, including by monitoring: (i) the tenant’s EBITDARM (a supplemental measure of a property’s ability to generate cash flow reported to us by our tenant and defined as earnings before interest, taxes, depreciation, amortization, rent and management fees) coverage on a portfolio-wide basis, which is the ratio of the tenant’s EBITDARM for our triple net lease portfolio to the lease payments owed to us by our tenants, (ii) the lease coverage ratio applicable to each of our tenants, which is similar to EBITDARM coverage but calculated on a lease-by-lease basis in accordance with the requirements of the applicable lease, and (iii) a fixed charge coverage ratio applicable to the guarantor of our tenants’ lease obligations, which is a ratio of the cash flow generated by all of the portfolios guaranteed by a given guarantor to the lease payments owed by the applicable tenants, as well as other financial covenants applicable to the guarantors of our tenants’ lease obligations.

On a portfolio-wide basis, we have observed a continuous decline in tenant EBITDARM coverage for our triple net lease portfolio over the past years, and we expect this decline to continue. As of December 31, 2017, our same store triple net lease portfolio had a tenant EBITDARM coverage ratio of 1.17x, compared to 1.21x as of December 31, 2016 and 1.28x as of December 31, 2015. Given recent performance, we expect tenant EBITDARM coverage, which is reported one quarter in arrears on a trailing 12-month basis, to decline further.

With respect to lease-specific coverage ratios, our leases are subject to rent escalators, so compliance with a lease coverage ratio generally requires the performance of the leased portfolio to improve at a faster rate than the rent escalators, which has not been the case to date, particularly in our Holiday portfolio. Our tenants are generally permitted to cure non-compliance of lease covenants (as opposed to guarantor covenants) by posting cash as a “shortfall deposit,” which Holiday has done for the most recent two quarters. In addition, we have and, from time to time, may waive compliance with a lease coverage ratio or the requirement to post a shortfall deposit. However, our ability to waive any future noncompliance is limited by the terms of our financings, which require us to enforce the tenant’s obligations in a commercially reasonable manner.

Unlike the lease coverage ratio referenced above, the minimum fixed charge coverage ratio and other financial covenants applicable to the Holiday lease guarantor is not subject to a cash cure. The guarantor of our Holiday lease is also the guarantor of other leases Holiday has with other counterparties. The “fixed charges” of our Holiday lease guarantor include tenant obligations under our leases with Holiday as well as tenant obligations under Holiday’s leases with other counterparties. These leases generally provide for periodic rent increases, so continued compliance with the guarantor covenant generally requires the performance of the leased portfolios to improve at a faster rate than the rent escalators, which has not been the case to date. The performance of the portfolios leased by Holiday from other counterparties, and guaranteed by the entity that serves as the guarantor of our Holiday leases, could adversely affect such guarantor’s ability to satisfy its obligations to us.

We cannot assure you that our tenants and lease guarantors will remain in compliance with any applicable financial covenants, either through the performance of the underlying portfolio or through the use of cash cures, if permitted. A failure to comply with or cure a financial covenant, if applicable, would generally give rise to an event of a default under a lease, and such event of default could result in an event of default under our financing for the applicable property, which could have a material adverse effect on our financial position, cash flows, results of operations and liquidity.

Even if our tenants are current on their obligations to make payments to us, a breach of a non-curable financial covenant applicable to a tenant or guarantor could result in an event of default under the applicable financing, which could have a material adverse effect on our financial position, cash flows, results of operations and liquidity. The failure of any of our tenants or lease guarantors to comply with the terms of their respective leases, or the termination of any of our leases before the expiration of the original term (even in the absence of a breach by the tenant), could have a material adverse effect on our financial position, cash flows, results of operations and liquidity.

Some of our tenants have sought to, and may continue to seek to, renegotiate the terms of a lease to reduce rental payments, to avoid the requirement to fund shortfall deposits or similar obligations, or to otherwise change or terminate the lease. Our ability to change or terminate a lease may be subject to the consent of our lender for the applicable financing or may require us to prepay outstanding indebtedness, which could result in the incurrence of meaningful prepayment penalties.

In the event of the expiration or earlier termination of our existing leases, we may not be able to enter into new leases with terms as favorable as the terms of our existing leases.

We cannot predict whether our tenants will satisfy their obligations to us or renew their leases at the end of the applicable term. In addition we may agree to voluntarily terminate a lease prior to the end of its stated term.

If there is a default under one or more of our leases, or these leases are not renewed or they are terminated before the expiration of the original term, it may not be feasible to re-lease such properties to a new tenant. There can be no assurance that we would be able to identify suitable replacement tenants, enter into leases with new tenants on terms as favorable to us as the current leases or that we would be able to lease those properties at all.

Upon the termination of any lease, we may decide to sell the properties or to operate such properties on a managed basis. A sale would subject us to reinvestment risk, and owning the properties on a managed basis could be meaningfully less profitable than owning such properties subject to a lease.

Our tenants and guarantors may become subject to bankruptcy or insolvency proceedings.

Our tenants and guarantors may not be able to satisfy the payments due to us or otherwise comply with the terms of the applicable lease or guaranty, which may result in a tenant or guarantor bankruptcy or insolvency, or a tenant or guarantor might become subject to bankruptcy or insolvency proceedings for other reasons. Although our lease agreements provide us with the right to evict tenants, demand immediate payment of rent and exercise other remedies, the bankruptcy and insolvency laws afford certain rights to a party that has filed for bankruptcy or reorganization. A tenant in bankruptcy or subject to insolvency proceedings may be able to limit or delay our ability to collect unpaid rent and to exercise other rights and remedies. A guarantor in bankruptcy or subject to insolvency proceedings may be able to limit or delay our ability to collect under the guaranty and to exercise other rights and remedies. The occurrence of a tenant or guarantor bankruptcy or insolvency could have a material adverse effect on us.

We may be required to fund certain expenses (e.g., real estate taxes and maintenance) to preserve the value of our property, avoid the imposition of liens on a property and/or transition a property to a new tenant. If we cannot transition a leased property to a new tenant, we may take possession of that property, which may expose us to certain successor liabilities. Should such events occur, our revenue and operating cash flow may be adversely affected.

We may not be able to complete accretive investments, and the investments we do complete may not be successful.

We may not be able to redeploy the proceeds from asset sales into new investments. We may not be able to consummate attractive acquisition opportunities because of market conditions, liquidity constraints, regulatory reasons or other factors. The current low interest rate environment may create difficulties for sourcing new investments, for instance by drive upward sales prices.

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

During the year ended December 31, 2017, 48.7% of our NOI was attributable to our managed portfolio. We have engaged third parties to operate all of our managed assets on our behalf. The income generated by our managed properties depends on the ability of our property managers to successfully manage these properties, which is a complex task. Although we have various rights pursuant to our property management agreements, we rely upon our property managers’ personnel, expertise, technical resources and information systems, compliance procedures and programs, proprietary information, good faith and judgment to manage our senior housing operations efficiently and effectively. We also rely on our property managers to provide accurate property-level financial results for our properties in a timely manner and to otherwise operate our properties in compliance with the terms of our property management agreements and all applicable laws and regulations. We rely on our property managers to attract and retain skilled management personnel and property level personnel who are responsible for the day-to-day operations of our properties. A failure to effectively manage property operating expense, including, without limitation, labor costs and resident referral fees, or significant changes in our property managers’ ability to manage our properties efficiently and effectively, could adversely affect the income we receive from our properties and have a material adverse effect on us. Any adverse developments in our property managers’ business and affairs or financial condition could impair such property manager’s ability to manage our properties efficiently and effectively and in compliance with applicable laws, which could have a material adverse effect on our business, results of operations or financial condition.

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

Occupancy levels at our properties may not increase, or may decline, due to a variety of factors, including, without limitation, falling home prices, declining incomes, stagnant home sales, competition from other senior housing developments, reputational issues faced by our operators, a regulatory ban on admissions or forced closure. In addition, the senior housing sector may experience a decline in occupancy due to the state of the national, regional or local economies and the associated decision of certain residents to elect home care options instead of senior housing. Occupancy levels may also decline due to seasonal contagious illnesses such as influenza. New supply, which is expected to remain at elevated levels during 2018, is likely to continue to negatively affect occupancy at our properties. Moreover, we have recently observed declines in occupancy in our IL assets that we believe are associated with a change in operating model implemented by Holiday.

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

The senior housing industry generally has limited barriers to entry, and, as a consequence, the development of new senior housing properties could outpace demand. If development outpaces demand for those asset types in the markets in which our properties are located, those markets may become saturated, and we could experience decreased occupancy, reduced operating margins and lower profitability. New supply is expected to remain at elevated levels for 2018 and has had a negative impact on our portfolio.

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

On December 27, 2017, Softbank announced that it completed the Softbank Merger. In connection with the Softbank Merger, Fortress will operate within Softbank as an independent business headquartered in New York. While Fortress’s senior investment professionals will remain in place, including those individuals who perform services for us, there can be no assurance that the Softbank Merger will not have an impact on us or our relationship with the Manager.

There are conflicts of interest in our relationship with our Manager.

Our Management Agreement with our Manager was not negotiated between unaffiliated parties, and its terms, including fees payable, although approved by the independent directors of Drive Shack as fair, may not be as favorable to us as if they had been negotiated with an unaffiliated third party.

There are conflicts of interest inherent in our relationship with our Manager insofar as our Manager and its affiliates-including investment funds, private investment funds, or businesses managed by our Manager-invest in senior housing properties and whose investment objectives overlap with our investment objectives. Certain investments appropriate for us may also be appropriate for one or more of these other investment vehicles. Certain members of our board of directors and employees of our Manager who are our officers also serve as officers and/or directors of Fortress and these other entities. Although we have the same Manager, we may compete with entities affiliated with our Manager or Fortress for certain target assets. Fortress has raised two funds primarily focused on investing in senior housing properties. The first, raised in 2006 with $650 million in commitments at closing had its final liquidation in December 2014. The second, also raised in 2006, had $1.6 billion in capital commitments as of December 31, 2017 and is in the process of selling its investment in Holiday. Certain of Fortress’s other funds also hold significant investments in senior housing. All of these funds are outside their respective investment periods, although one of these funds has approximately $120 million in unfunded commitments, which may be drawn for follow-on investments. Fortress funds generally have a fee structure similar to ours, but the fees actually paid will vary depending on the size, terms and performance of each fund. From time to time, affiliates of Fortress focus on investments in assets with a similar profile as our target assets that we may seek to acquire. These affiliates may have meaningful purchasing capacity, which may change over time depending upon a variety of factors, including, but not limited to, available equity capital and debt financing, market conditions and cash on hand. Fortress had approximately $36.1 billion of assets under management as of September 30, 2017. In addition, with respect to funds in the process of selling investments, our Manager may be incentivized to regard the sale of such assets to New Senior positively, particularly if a sale to an unrelated third party would result in a loss of fees to our Manager.

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

It would be difficult and costly for us to terminate our Management Agreement with our Manager. During its initial ten-year term, we can only terminate the Management Agreement for cause. In the event that we determine that it would be desirable to terminate the Management Agreement during its initial ten-year term without cause, the terms of any such termination would need to be mutually agreed between us and the Manager, and we may be unable to agree on terms that are mutually acceptable. After its initial ten-year term, the Management Agreement will be automatically renewed for one-year terms unless terminated (i) by a majority vote of at least two-thirds of our independent directors, or by a vote of the holders of a simple majority of the outstanding shares of our common stock, that there has been unsatisfactory performance by our Manager that is materially detrimental to us or (ii) a determination by a simple majority of our independent directors that the management fee payable to our Manager is not fair, subject to our Manager’s right to prevent such a termination by continuing to provide the services under the Management Agreement at a fee that a simple majority of our independent directors have reasonably determined to be fair. Our Manager will be provided 60 days’ prior notice of any such termination following the initial ten-year term and will be paid a termination fee equal to the amount of the management fee earned by the Manager during the 12-month period preceding such termination. In addition, following any such termination of the Management Agreement following the initial ten-year term, our Manager may require us to purchase its right to receive incentive compensation at a price determined as if our assets were sold for their then current fair market value or otherwise we may continue to pay the incentive compensation to our Manager. These provisions may increase the effective cost to us of terminating the Management Agreement, thereby adversely affecting our ability to terminate our Manager without cause.

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

Dividends payable by REITs do not qualify for the reduced tax rates available for some “qualified dividends.”

Dividends payable to domestic stockholders that are individuals, trusts and estates are generally taxed at reduced tax rates applicable to “qualified dividends”. Dividends payable by REITs, however, generally are not eligible for those reduced rates. The more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock. In addition, the relative attractiveness of real estate in general may be adversely affected by the favorable tax treatment given to non-REIT corporate dividends, which could affect the value of our real estate assets negatively.

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

Complying with the REIT requirements may negatively impact our investment returns or cause us to forgo otherwise attractive opportunities, liquidate assets or contribute assets to the TRS.

To qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. As a result of these tests, we may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution, forgo otherwise attractive investment opportunities, liquidate assets in adverse market conditions or contribute assets to a TRS that is subject to regular corporate federal income tax. Our ability to acquire investments will be subject to the applicable REIT qualification tests, and we may have to hold these interests through our TRS, which would negatively impact our returns from these assets. In general, compliance with the REIT requirements may hinder our ability to make and retain certain attractive investments.

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

Changes to U.S. federal income tax laws could materially and adversely affect us and our shareholders.

The present U.S. federal income tax treatment of REITs and their shareholders may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the U.S. federal income tax treatment of an investment in our shares. The U.S. federal income tax rules, including those dealing with REITs, are constantly under review by persons involved in the legislative process, the IRS and the U.S. Treasury Department, which results in statutory changes as well as frequent revisions to regulations and interpretations.

The recently enacted Tax Cuts and Jobs Act (the “Act”) makes substantial changes to the Internal Revenue Code. Among those changes are a significant permanent reduction in the generally applicable corporate tax rate, changes in the taxation of individuals and other non-corporate taxpayers that generally but not universally reduce their taxes on a temporary basis subject to “sunset” provisions, the elimination or modification of various currently allowed deductions (including substantial limitations on the deductibility of interest and, in the case of individuals, the deduction for personal state and local taxes), certain additional limitations on the deduction of net operating losses and preferential rates of taxation on most ordinary REIT dividends and certain business income derived by non-corporate taxpayers in comparison to other ordinary income recognized by such taxpayers. The effect of these, and the many other changes in the Act is highly uncertain both in terms of their direct effect on the taxation of an investment in our common stock and their indirect effect on the value of our assets or market conditions generally. Furthermore, many of the provisions of the Act will require guidance through the issuance of Treasury regulations in order to assess their effect. There may be a substantial delay before such regulations are promulgated, increasing the uncertainty as to the ultimate effect of the statutory amendments on us. It is also likely that there will be technical corrections legislation proposed with respect to the Act next year, the effect of which cannot be predicted and may be adverse to us or our stockholders.

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

Under the provisions of RIDEA, we currently lease certain “qualified healthcare properties” (which generally include assisted living properties but may not include certain independent living properties) to our TRS (or a limited liability company of which the TRS is a member). The TRS, in turn, contracts with a third party operator to manage the healthcare operations at these properties. The rents paid by the TRS in this structure will be treated as qualifying rents from real property for purposes of the REIT requirements only if (i) they are paid pursuant to an arm’s-length lease of a qualified healthcare property and (ii) the operator qualifies as an “eligible independent contractor” with respect to the property. An operator will qualify as an eligible independent contractor if it meets certain ownership tests with respect to us, and if, at the time the operator enters into the property management agreement, the operator is actively engaged in the trade or business of operating qualified healthcare properties for any person who is not a related person to us or the TRS. If any of the above conditions were not satisfied, then the rents would not be considered income from a qualifying source for purposes of the REIT rules, which could cause us to incur penalty taxes or to fail to qualify as a REIT.

RISKS RELATED TO OUR COMMON STOCK

We have not established a minimum distribution payment level, and we cannot assure you of our ability to maintain our current distribution payment level or to pay any distributions in the future.

Our ability to make and sustain distributions to our stockholders depends on the liquidity we generate on a recurring basis as well as episodic asset sales. A meaningful portion of our liquidity is attributable to Holiday. See “-We are subject to Holiday concentration risk.” The liquidity we generate on a recurring basis, which is generally equal to our cash flows from operating activities, less capital expenditures and principal payments on our debt (which increased meaningfully in May 2017), has been, and continues to be, less than the amount of distributions to our shareholders. We have funded the shortfall using cash on hand (including the proceeds from asset sales), which increased from $58.0 million as of December 31, 2016 to $137.3 million as of December 31, 2017 primarily on account of asset sales. A portion of that amount is held in operating accounts used to fund expenses at our managed properties and, therefore, may not be available for distribution to shareholders.

We may fund the shortfall using cash generated from asset sales, but there can be no assurance that we will be able to complete any future asset sales in a timely manner or at all due to market conditions, REIT restrictions or other factors. See “-Real estate investments are relatively illiquid.” Moreover, we may decide to use cash generated from asset sales for other corporate purposes, such as new investments. A failure to deploy the proceeds of asset sales into investments with an adequate cash yield could exacerbate the shortfall while increasing our reliance on liquidity generated other than through operations to fund distributions, which could further impair our ability to maintain distributions at the current level.

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

In August 2017, the IRS issued guidance authorizing elective cash/stock dividends to be made by public REITs where there is a minimum (of at least 20%) amount of cash that may be paid as part of the dividend, provided that certain requirements are met. It is unclear whether and to what extent we would be able to or choose to pay taxable dividends in cash and stock. No assurance can be given that the IRS will not impose additional requirements in the future with respect to taxable cash/stock dividends, including on a retroactive basis, or assert that the requirements for such taxable cash/stock dividends have not been met.

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

On December 30, 2016, John Cumming, a purported stockholder of the Company, filed a purported derivative complaint in the Delaware Court of Chancery against Wesley R. Edens, Susan Givens, Virgis W. Colbert, Michael D. Malone, Stuart A. McFarland, Cassia van der Hoof Holstein (the "Individual Defendants"), FIG LLC ("FIG"), Fortress Operating Entity I LP ("FOE I"), FIG Corporation ("FIG Corp."), Holiday Acquisition Holdings LLC ("Holiday"), Fortress Investment Group LLC ("Fortress"), and nominal defendant New Senior Investment Group, Inc. (the "Complaint"). The action is captioned Cumming v. Edens, et al, C.A. No. 13007-VCS. The Complaint alleges that the defendants caused the Company to acquire a portfolio of senior-living properties from Holiday Retirement in violation of their fiduciary duties. Specifically, the Complaint alleges that the Company's board of directors and Fortress breached their fiduciary duties of care and loyalty; that defendant Susan Givens breached her fiduciary duties of care and loyalty in her capacity as an officer of the Company; and that defendants Fortress, Holiday, FIG, FOE I, and FIG Corp. aided and abetted these breaches. The lawsuit seeks declaratory relief, equitable relief and damages. Plaintiff filed an Amended Complaint on June 8, 2017 containing substantially the same allegations. The Individual Defendants, FIG, FOE I, FIG Corp., Fortress and New Senior moved to dismiss the Amended Complaint on July 21, 2017. On February 20, 2018, the Court of Chancery issued an opinion denying the defendants' motion to dismiss the Amended Complaint in its entirety.

ITEM 4. MINE SAFETY DISCLOSURES
None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PERFORMANCE GRAPH

The following graph compares the cumulative total return for our shares (stock price change plus reinvested dividends) with the comparable return of three indices: S&P 500 Index, MSCI US REIT Index and SNL US REIT Healthcare Index. The graph assumes an investment of $100 in our shares and in each of the indices on November 7, 2014, and that all dividends were reinvested. The past performance of our shares is not an indication of future performance.

	Period Ending
Index	11/07/14	12/31/14	12/31/15	12/31/16	12/31/17
New Senior Investment Group Inc.	100.00	86.42	54.93	60.17	52.03
S&P 500 Index	100.00	101.64	103.05	115.38	140.56
MSCI US REIT Index	100.00	104.12	106.74	115.92	121.80
SNL US REIT Healthcare Index	100.00	104.84	97.21	104.43	104.27

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

2017	High	Low	Last Sale	Distributions Declared
First Quarter	$10.67	$9.55	$10.20	$0.26
Second Quarter	10.78	9.47	10.05	0.26
Third Quarter	10.46	9.05	9.15	0.26
Fourth Quarter	9.30	7.53	7.56	0.26
2016
First Quarter	$10.51	$8.27	$10.30	$0.26
Second Quarter	11.55	9.85	10.68	0.26
Third Quarter	12.52	10.90	11.54	0.26
Fourth Quarter	11.31	9.06	9.79	0.26

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

On December 31, 2017, the closing sale price for our common stock, as reported on the NYSE, was $7.56 and there were approximately 26 shareholders of record. This figure does not reflect the beneficial ownership of shares held in nominee name.

Nonqualified Stock Option and Incentive Award Plan

The Plan provides for the grant of equity-based awards including restricted stock, stock options, stock appreciation rights, performance awards, tandem awards and other equity-based and non-equity based awards, in each case to the Manager, and to the directors, officers, employees, service providers, consultants and advisors of the Manager who perform services for New Senior and to New Senior’s directors, officers, service providers, consultants and advisors. See Note 11 to the consolidated financial statements for information related to our Nonqualified Stock Option and Incentive Award Plan.

The following table summarizes the total number of outstanding securities in the Plan and the number of securities remaining for future issuance, as well as the weighted average strike price of all outstanding securities as of December 31, 2017.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (A)	Weighted Average Strike Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under the Plan (B)
Equity compensation plans approved by security holders:
Nonqualified stock option and incentive award plan	2,036,409	$11.83	27,927,570
Total approved	2,036,409	$11.83	27,927,570

(A)
The number of securities to be issued upon exercise of outstanding options does not include 5,125,615 options (net of expired and exercised options) that were converted into New Senior options at the spin-off. See Note 11 to the consolidated financial statements for additional information.

(B)
No awards shall be granted on or after November 6, 2024 (but awards granted may be exercised beyond this date). The number of securities remaining available for future issuance is net of an aggregate of 36,021 shares of our common stock issued to directors as compensation.

Equity Compensation Plans Not Approved by Security Holders

None.

ITEM 6. SELECTED FINANCIAL DATA

The financial data as of and for the years ended December 31, 2017, 2016 and 2015 has been derived from our audited financial statements for those dates included elsewhere in this Form 10-K. The financial data for the years ended December 31, 2014 and 2013 has been derived from our audited financial statements that are not included in this Form 10-K. The selected financial data provided below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and related notes.

Operating results for the periods presented are not necessarily indicative of the results that may be expected for any future period. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

Operating Data

	Year Ended December 31,
(dollars in thousands, except share data)	2017	2016	2015	2014	2013
Revenues
Resident fees and services	$336,739	$359,472	$277,324	$156,993	$83,218
Rental revenue	112,391	112,966	111,154	97,992	1,918
Total revenues	449,130	472,438	388,478	254,985	85,136
Expenses
Property operating expense	230,045	243,027	189,543	112,242	59,726
Depreciation and amortization	139,942	184,546	160,318	103,279	26,933
Interest expense	93,597	91,780	75,021	57,026	10,589
Acquisition, transaction, and integration expense	2,453	3,942	13,444	14,295	13,294
Management fees and incentive compensation to affiliate	18,225	18,143	14,279	8,470	1,796
General and administrative expense	15,307	15,194	15,233	7,416	2,188
Loss on extinguishment of debt	3,902	245	5,091	—	—
Other expense (income)	1,702	727	1,629	(1,500)	—
Total expenses	505,173	557,604	474,558	301,228	114,526
Gain on sale of real estate	71,763	13,356	—	—	—
Income (loss) before income taxes	15,720	(71,810)	(86,080)	(46,243)	(29,390)
Income tax expense (benefit)	3,512	439	(3,655)	160	656
Net income (loss)	$12,208	$(72,249)	$(82,425)	$(46,403)	$(30,046)

Net income (loss) per share of common stock
Basic	$0.15	$(0.88)	$(1.08)	$(0.70)	$(0.45)
Diluted	$0.15	$(0.88)	$(1.08)	$(0.70)	$(0.45)

Weighted average number of shares of common stock outstanding
Basic	82,145,295	82,357,349	76,601,161	66,400,914	66,399,857
Diluted	82,741,322	82,357,349	76,601,161	66,400,914	66,399,857

Dividends declared per share of common stock	$1.04	$1.04	$0.75	$0.23	$—

Cash Flow Data

	Year Ended December 31,
(dollars in thousands)	2017	2016	2015	2014	2013
Net cash provided by (used in):
Operating activities	$61,511	$99,299	$69,502	$46,611	$42,532
Investing activities	326,766	(279)	(1,277,278)	(331,858)	(1,253,174)
Financing activities	(308,998)	(157,853)	1,098,280	481,231	1,231,315

Balance Sheet Data

	December 31,
(dollars in thousands)	2017	2016	2015	2014	2013
Total assets	$2,508,027	$2,821,728	$3,017,459	$1,966,159	$1,507,616
Total mortgage notes payable, net	1,907,928	2,130,387	2,151,317	1,223,224	1,035,193
Total liabilities	2,002,142	2,242,833	2,250,134	1,317,623	1,099,781
Total equity	505,885	578,895	767,325	648,536	407,835

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand the results of operations and financial condition of New Senior. The following should be read in conjunction with the consolidated financial statements and notes thereto included within this Annual Report on Form 10-K. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those included in Part I, Item 1A “Risk Factors.”

OVERVIEW

Our Business

We are a REIT with a portfolio of 133 senior housing properties located across the United States. We are the only pure play senior housing REIT and one of the largest owners of senior housing properties. We are listed on the NYSE under the symbol “SNR” and are headquartered in New York, New York.

We conduct our business through two reportable segments: Managed Properties and Triple Net Lease Properties. See our consolidated financial statements and the related notes included in Part I, Item 1.

We are externally managed and advised by an affiliate of Fortress, subject to the supervision of our board of directors. For its services, the Manager is entitled to an annual management fee and is eligible for incentive compensation upon the satisfaction of certain performance thresholds, both as defined in, and in accordance with the terms of, the Management Agreement.

Our board of directors has approved broad investment guidelines for our Manager that permit us to invest in asset classes that differ materially from the assets we currently own.

On February 23, 2018, we announced that our board of directors, together with our management team and legal and financial advisors, has been conducting a process to explore and evaluate a full range of strategic alternatives to maximize shareholder value.

There can be no assurance that this process will result in a transaction or, if a transaction is undertaken, its terms or timing. We do not intend to make any further public comment regarding the review until it has been completed. We retained J.P. Morgan Securities LLC as the Company’s financial advisor and Skadden, Arps, Slate, Meagher & Flom LLP as the Company’s legal advisor to assist in this ongoing review.

Recent Developments

During 2017, we sold 13 properties in the Managed Properties segment and 6 properties in the Triple Net Lease Properties segment. See Note 3 to the consolidated financial statements for additional information.

During the second quarter of 2017, we transitioned four managed properties to new operators. Three properties were transitioned to Grace and the remaining property was transitioned to Watermark.

During 2017, we recognized approximately $1.5 million for damage remediation and other incremental costs due to Hurricane Irma. See Note 5 to the consolidated financial statements for additional information.

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

According to data from the National Investment Center for Seniors Housing and Care (“NIC”), occupancy in the fourth quarter was flat quarter over quarter and decreased 70 basis points year over year. New Senior’s occupancy results underperformed the industry in the fourth quarter of 2017, with same store managed occupancy down 150 basis points year over year.

Industry occupancy for IL facilities was down 50 basis points year over year, while industry occupancy for AL facilities was down 80 basis points year over year. AL industry occupancy continued its positive trends, increasing 10 basis points quarter over quarter. Industry occupancy is expected to remain stable for the next four quarters.

Industry-wide, new supply remains high, but continues to decrease, while the rate of absorption of units continues to increase. Units under construction represent 5.9% of inventory, but the ratio has decreased 120 basis points from a peak in the third quarter of 2016. The ratio of AL construction to inventory (7.8%) remains significantly higher than that for IL (4.4%).

Pressures from new competition remain significant for AL facilities in particular, including for some of those in our managed portfolio. Industry-wide for AL facilities, occupancy is near the lowest level since 2006, record new openings are projected through the first quarter of 2018, and labor cost growth is currently at the highest level since 2007. Industry rate growth softened to 2.6% year over year, with AL (up 2.4%) slightly outperforming IL (up 2.3%).

The value of our existing portfolio could be impaired by new construction, as well as increased availability and popularity of home health care or other alternatives to senior housing, by hampering occupancy and rate growth, along with increasing operating expenses.

RESULTS OF OPERATIONS

Segment Overview

We evaluate our business operations and allocate resources based on two segments: (i) Managed Properties and (ii) Triple Net Lease Properties. Under our Managed Properties segment, we own 81 properties managed by Property Managers under property management agreements. Under our Triple Net Lease Properties segment, we lease 52 of our properties under three triple net master leases.

Net Operating Income

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

Same Store

Same store information is intended to enable management to evaluate the performance of a consistent portfolio of real estate in a manner that eliminates variances attributable to changes in the composition of our portfolio over time, due to sales and various other factors. Properties acquired, sold, transitioned to other operators or classified as held for sale during the comparable periods are excluded from the same store amounts.

Year ended December 31, 2017 compared to the year ended December 31, 2016

The following table provides a reconciliation of our segment NOI to net loss, and compares the results of operations for the respective periods:

	Year Ended December 31,		Increase (Decrease)
(dollars in thousands)	2017	2016	Amount	%
Segment NOI for Managed Properties	$106,694	$116,445	$(9,751)	(8.4)%
Segment NOI for Triple Net Lease Properties	112,391	112,966	(575)	(0.5)%
Total segment NOI	219,085	229,411	(10,326)	(4.5)%
Expenses
Depreciation and amortization	139,942	184,546	(44,604)	(24.2)%
Interest expense	93,597	91,780	1,817	2.0%
Acquisition, transaction and integration expense	2,453	3,942	(1,489)	(37.8)%
Management fees and incentive compensation to affiliate	18,225	18,143	82	0.5%
General and administrative expense	15,307	15,194	113	0.7%
Loss on extinguishment of debt	3,902	245	3,657	NM
Other expense	1,702	727	975	134.1%
Total expenses	275,128	314,577	(39,449)	(12.5)%
Gain on sale of real estate	71,763	13,356	58,407	NM
Income (loss) before income taxes	15,720	(71,810)	87,530	NM
Income tax expense	3,512	439	3,073	NM
Net income (loss)	$12,208	$(72,249)	$84,457	NM
_______________
NM – Not meaningful

Managed Properties

The following table presents same store and total portfolio results as of and for the years ended December 31, 2017 and 2016:

	Same Store Portfolio				Total Portfolio
(dollars in thousands)	2017	2016	Change	%	2017	2016	Change	%
Resident fees and services	$286,021	$286,777	$(756)	(0.3)%	$336,739	$359,472	$(22,733)	(6.3)%
Less: Property operating expense	188,528	185,278	3,250	1.8%	230,045	243,027	(12,982)	(5.3)%
NOI	$97,493	$101,499	$(4,006)	(3.9)%	$106,694	$116,445	$(9,751)	(8.4)%

Total properties	77	77			81	94
Average available beds	8,883	8,848			10,840	11,527
Average occupancy (%)	87.0	89.3			85.7	88.0
Average monthly revenue per occupied bed	$3,085	$3,025			$3,020	$2,953

Resident fees and services

Total resident fees and services decreased $22.7 million from the prior year. A decrease of approximately $20.4 million is attributable to the revenue of 15 sold properties. The remaining decrease was primarily due to a decrease in average occupancy rates, partially offset by an increase in average rental rates.

Same store resident fees and services decreased $0.8 million from the prior year, primarily due to a decrease in average occupancy rates, partially offset by an increase in average rental rates.

Property operating expense

Total property operating expense decreased $13.0 million from the prior year. A decrease of approximately $15.9 million is attributable to the operating expenses of 15 sold properties. This decrease was partially offset by higher labor, other administrative and insurance-related costs.

Property operating expense includes property management fees and travel reimbursements paid to Property Managers of $19.8 million and $20.8 million for the years ended December 31, 2017 and 2016, respectively.

Same store property operating expense increased $3.3 million from the prior year, primarily due to higher labor, other administrative, marketing and insurance-related costs.

Segment NOI

Total segment NOI and same store segment NOI decreased $9.8 million and $4.0 million, respectively, from the prior year. See above for the variance explanations.

Triple Net Lease Properties

The following table presents same store and total portfolio results as of and for the years ended December 31, 2017 and 2016:

	Same Store Portfolio				Total Portfolio
(dollars in thousands)	2017	2016	Change	%	2017	2016	Change	%
Rental revenue	$95,498	$95,477	$21	—%	$112,391	$112,966	$(575)	(0.5)%
NOI	$95,498	$95,477	$21	—%	$112,391	$112,966	$(575)	(0.5)%

Total properties	52	52			52	58
Average available beds	6,309	6,305			7,440	7,539
Average occupancy (%)	87.7	90.0			85.6	88.0

Total segment NOI decreased $0.6 million from the prior year, primarily due to the sale of six properties in the fourth quarter of 2017. As a percentage of rental revenue, segment NOI was 100% of revenue for each fiscal year as the lessee operates the property and bears the related costs, including maintenance, utilities, taxes, insurance, repairs, capital improvements and the payroll expense of property-level employees.

Expenses

Depreciation and amortization

Depreciation and amortization expense decreased $44.6 million from the prior year, primarily due to certain intangible assets becoming fully amortized.

Interest expense

Interest expense increased $1.8 million from the prior year, primarily due to higher interest rates on our floating rate debt. The weighted average effective interest rate for the years ended December 31, 2017 and 2016 was 4.40% and 4.15%, respectively.

Acquisition, transaction and integration expense

Acquisition, transaction and integration expense decreased $1.5 million from the prior year, primarily due to a termination fee of $1.8 million paid to Blue Harbor, pursuant to the Property Management Agreement, in connection with the sale of two properties in 2016.

Management fees and incentive compensation to affiliate

Management fees and incentive compensation to affiliate expense was relatively unchanged from the prior year.

General and administrative expense

General and administrative expense was relatively unchanged from the prior year and primarily consists of the reimbursement to the Manager for costs incurred for tasks and other services performed by the Manager under the Management Agreement and other professional fees.

Loss on extinguishment of debt

During 2017 and 2016, we repaid $204.7 million and $13.7 million of debt, respectively, associated with our property sales, and recognized a loss on extinguishment of debt of $3.9 million and $0.2 million, respectively.

Other expense

Other expense increased $1.0 million from the prior year, primarily due to damage remediation costs of $1.5 million due to Hurricane Irma, partially offset by lower casualty-related charges and a fair value loss on our interest rate caps.

Other

Gain on sale of real estate

During 2017 and 2016, we sold 19 properties and 2 properties, respectively, and recognized a gain on sale of $71.8 million and $13.4 million, respectively.

Income tax expense

We are organized and conduct our operations to qualify as a REIT under the requirements of the Code. However, certain of our activities are conducted through our TRS and therefore are subject to federal and state income taxes.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. Income tax expense increased $3.1 million from the prior year, primarily due to the Act which reduced the corporate income tax rate from 35 percent to 21 percent, effective January 1, 2018. Accordingly, our deferred tax assets were remeasured, resulting in a non-recurring $3.0 million increase in income tax expense for the year ended December 31, 2017 and a corresponding decrease of the same amount in our deferred tax assets as of December 31, 2017.

Year ended December 31, 2016 compared to the year ended December 31, 2015

The following table provides a reconciliation of our segment NOI to net loss, and compares the results of operations for the respective periods:

	Year Ended December 31,		Increase (Decrease)
(dollars in thousands)	2016	2015	Amount	%
Segment NOI for Managed Properties	$116,445	$87,781	$28,664	32.7%
Segment NOI for Triple Net Lease Properties	112,966	111,154	1,812	1.6%
Total Segment NOI	229,411	198,935	30,476	15.3%
Expenses
Depreciation and amortization	184,546	160,318	24,228	15.1%
Interest expense	91,780	75,021	16,759	22.3%
Acquisition, transaction and integration expense	3,942	13,444	(9,502)	(70.7)%
Management fees and incentive compensation to affiliate	18,143	14,279	3,864	27.1%
General and administrative expense	15,194	15,233	(39)	(0.3)%
Loss on extinguishment of debt	245	5,091	(4,846)	(95.2)%
Other expense	727	1,629	(902)	(55.4)%
Total expenses	314,577	285,015	29,562	10.4%
Gain on sale of real estate	13,356	—	13,356	NM
Loss before income taxes	(71,810)	(86,080)	14,270	16.6%
Income tax expense (benefit)	439	(3,655)	4,094	NM
Net loss	$(72,249)	$(82,425)	$10,176	12.3%
_______________
NM – Not meaningful

Managed Properties

The following table presents same store and total portfolio results as of and for the years ended December 31, 2016 and 2015:

	Same Store Portfolio				Total Portfolio
(dollars in thousands)	2016	2015	Change	%	2016	2015	Change	%
Resident fees and services	$170,668	$169,393	$1,275	0.8%	$359,472	$277,324	$82,148	29.6%
Less: Property operating expense	126,656	122,698	3,958	3.2%	243,027	189,543	53,484	28.2%
NOI	$44,012	$46,695	$(2,683)	(5.7)%	$116,445	$87,781	$28,664	32.7%

Total properties	39	39			94	96
Average available beds	5,023	5,024			11,527	8,627
Average occupancy (%)	85.0	84.1			88.0	86.6
Average monthly revenue per occupied bed	$3,333	$3,342			$2,953	$3,094

Resident fees and services

Total resident fees and services increased $82.1 million from the prior year, primarily due to revenues derived from 53 properties that were acquired during 2015.

Same store resident fees and services increased $1.3 million from the prior year, primarily due to an increase in average occupancy rates, partially offset by higher incentives.

Property operating expense

Total property operating expense increased $53.5 million from the prior year, primarily due to higher labor, utilities, food, property tax (collectively an increase of approximately $40.0 million) and other costs as a result of the additional properties that were acquired during 2015.

Property operating expense includes property management fees and travel reimbursements paid to Property Managers of $20.8 million and $17.0 million for the years ended December 31, 2016 and 2015, respectively.

Same store property operating expense increased $4.0 million from the prior year, primarily due to higher labor costs.

Segment NOI

Total segment NOI increased $28.7 million from the prior year, primarily due to the impact of the properties that were acquired during 2015.

Same store segment NOI decreased $2.7 million from the prior year, primarily due to higher labor costs.

Triple Net Lease Properties

The following table presents same store and total portfolio results as of and for the years ended December 31, 2016 and 2015:

	Same Store Portfolio				Total Portfolio
(dollars in thousands)	2016	2015	Change	%	2016	2015	Change	%
Rental revenue	$106,969	$106,659	$310	0.3%	$112,966	$111,154	$1,812	1.6%
NOI	$106,969	$106,659	$310	0.3%	$112,966	$111,154	$1,812	1.6%

Total properties	57	57			58	58
Average available beds	7,077	7,075			7,539	7,383
Average occupancy (%)	87.9	88.7			88.0	88.9

Total segment NOI increased $1.8 million from the prior year, primarily due to the acquisition of a rental CCRC in the second quarter of 2015. As a percentage of rental revenue, segment NOI was 100% of revenue for each fiscal year as the lessee operates the property and bears the related costs, including maintenance, utilities, taxes, insurance, repairs, capital improvements and the payroll expense of property-level employees.

Expenses

Depreciation and amortization

Depreciation and amortization expense increased $24.2 million from the prior year, primarily due to the impact of the properties that were acquired during 2015.

Interest expense

Interest expense increased $16.8 million from the prior year. The net increase in mortgage notes payable, related to the properties that were acquired during 2015, resulted in an increase in interest expense of approximately $17.6 million.

The weighted average effective interest rate for the years ended December 31, 2016 and 2015 was 4.15% and 4.20%, respectively.

Acquisition, transaction and integration expense

Acquisition, transaction and integration expense decreased $9.5 million from the prior year. The decrease primarily reflects a decrease in acquisition-related costs of approximately $11.6 million due to no acquisitions being made during 2016, partially offset by an early termination fee of $1.8 million paid to Blue Harbor, pursuant to the Property Management Agreement, in connection with the sale of two properties in 2016.

Management fees and incentive compensation to affiliate

Management fees and incentive compensation to affiliate expense increased $3.9 million from the prior year. The increase is primarily attributable to incentive compensation of $2.7 million earned by the Manager during 2016 and the equity offering in June 2015, partially offset by our repurchase of 4.4 million shares of common stock in December 2015 and January 2016.

General and administrative expense

General and administrative expense was relatively unchanged from the prior year and primarily consists of the reimbursement to the Manager for costs incurred for tasks and other services performed by the Manager under the Management Agreement and other professional fees.

Loss on extinguishment of debt

During 2016, we repaid $13.7 million of floating rate debt associated with our sale of two properties and recognized a loss on extinguishment of debt of $0.2 million.

Other expense

Other expense decreased $0.9 million from the prior year, primarily due to a higher fair value loss of approximately $0.8 million on our interest rate caps in 2015.

Income tax expense (benefit)

We are organized and conduct our operations to qualify as a REIT under the requirements of the Code. However, certain of our activities are conducted through our TRS and therefore are subject to federal and state income taxes. During the years ended December 31, 2016 and 2015, our TRS recorded approximately $0.4 million and $3.7 million in income tax expense and income tax benefit, respectively. Results of operations for 2015 include $2.2 million in out of period adjustments which primarily relate to a $2.2 million tax benefit recognized in the fourth quarter for deferred tax assets originating in our TRS which should have been recognized in prior years. We do not believe these out of period adjustments are material to our financial position or results of operations for any prior periods, nor to the year ended 2015.

OUR PORTFOLIO
See Item 1, “Business - Our Portfolio” for a description of our senior housing portfolio.

TRANSACTIONS WITH AFFILIATES

Management Agreements

See Item 1, “Business - Management Agreements” and Note 9 to the consolidated financial statements for more information on the Management Agreement.

Property Management Agreements

We enter into long-term property management agreements for our managed properties. See Note 1 and Note 9 to the consolidated financial statements for information related to our property management agreements.

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity needs are to (i) fund operating expenses, (ii) meet debt service requirements, (iii) fund recurring capital expenditures and investment activities, if applicable, and (iv) make distributions to stockholders. As of December 31, 2017, we had approximately $137.3 million in liquidity, consisting of unrestricted cash and cash equivalents. A portion of this amount is held in operating accounts used to fund expenses at our managed properties and, therefore, may not be available for distribution to shareholders.

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

Our cash flows from operating activities, less capital expenditures and principal payments (which increased meaningfully in May 2017), have been, and continue to be, less than the amount of distributions to our shareholders. We have funded the shortfall using cash on hand (including the proceeds from asset sales), which increased from $58.0 million as of December 31, 2016 to $137.3 million as of December 31, 2017 primarily on account of asset sales. As noted above, a portion of this amount is held in operating accounts used to fund expenses at our managed properties and, therefore, may not be available for distribution to shareholders. Our board of directors may determine that it is not prudent or feasible to maintain distributions at the current level. See Part I, Item IA. “Risk Factors-We have not established a minimum distribution payment level, and we cannot assure you of our ability to maintain our current distribution payment level or to pay any distributions in the future.”

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

Debt Obligations

Our mortgage notes payable contain various customary financial and other covenants, and in certain cases include a Debt Service Coverage Ratio, Project Yield or Minimum Net Worth and Liquid Assets provision, as defined in the agreements. As of December 31, 2017, we were in compliance with all of such covenants.

As noted above, our principal payments increased meaningfully in May 2017. See Note 7 to the consolidated financial statements for further information related to our mortgage notes as of December 31, 2017.

Capital Expenditures

For our Managed Properties segment, we anticipate that capital expenditures will be funded through operating cash flows from the Managed Properties. During the year ended December 31, 2017, we funded $20.0 million of capital expenditures.

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

Cash Flows

The following table provides a summary of our cash flows:

	Year Ended December 31,
(dollars in thousands)	2017	2016	2015
Net cash provided by (used in)
Operating activities	$61,511	$99,299	$69,502
Investing activities	326,766	(279)	(1,277,278)
Financing activities	(308,998)	(157,853)	1,098,280
Net increase (decrease) in cash and cash equivalents	79,279	(58,833)	(109,496)
Cash and cash equivalents, beginning of year	58,048	116,881	226,377
Cash and cash equivalents, end of year	$137,327	$58,048	$116,881

Operating activities

Net cash provided by operating activities was $61.5 million, $99.3 million and $69.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The decrease of $37.8 million from 2016 to 2017 was primarily due to the sale of 21 properties, which includes approximately $15.9 million of security and other deposits returned as part of the sale of 6 triple net lease properties. Additionally, operating cash declined due to a decrease in average occupancy rates, which were 85.7% and 88.0% for the years ended December 31, 2017 and 2016, respectively. These decreases were partially offset by an increase in average rental rates.

The increase of $29.8 million from 2015 to 2016 was primarily due to a net increase in operating cash flows generated by the properties that were acquired during 2015.

Investing activities

Net cash provided by investing activities was $326.8 million and net cash used in investing activities was $0.3 million and $1.3 billion for the years ended December 31, 2017, 2016 and 2015, respectively.

The increase of $327.0 million from 2016 to 2017 was primarily due to proceeds of $339.6 million received from the sale of 19 properties during 2017.

The decrease of $1.3 billion from 2015 to 2016 was primarily due to no acquisitions closing in 2016, whereas during 2015, we acquired 54 properties for $1.3 billion.

Financing activities

Net cash used in financing activities was $309.0 million and $157.9 million and net cash provided by financing activities was $1.1 billion for the years ended December 31, 2017, 2016 and 2015, respectively.

The increase of $151.1 million from 2016 to 2017 was primarily due to net debt repayments of $193.4 million associated with the sale of 19 properties during 2017 and an increase in debt principal payments of approximately $10.7 million. These increases were partially offset by the repurchase of $30.9 million of common stock in 2016.

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

REIT Compliance Requirements

We are organized and conduct our operations to qualify as a REIT for U.S. federal income tax purposes. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, excluding net capital gains. We intend to pay dividends greater than all of our REIT taxable income to holders of our common stock in 2018, if, and to the extent, authorized by our board of directors. We note that a portion of this requirement may be able to be met in future years with stock dividends, rather than cash distributions, subject to limitations. We expect that our operating cash flows will exceed REIT taxable income due to depreciation and other non-cash deductions in computing REIT taxable income. However, before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our obligations. If we do not have sufficient liquid assets to enable us to satisfy the 90% distribution requirement, or if we decide to retain cash, we may sell assets, issue additional equity securities or borrow funds to make cash distributions, or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

Dividends paid to common stockholders in 2017 are considered return of capital for tax purposes.

Income Tax
We are organized and conduct our operations to qualify as a REIT under the requirements of the Code. Currently, certain of our activities are conducted through our TRS and therefore are subject to federal and state income taxes at regular corporate tax rates.

The Tax Cuts and Jobs Act

On December 22, 2017, the Act was signed into law which includes a number of significant changes to existing U.S. corporate income tax laws, most notably a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent, effective January 1, 2018. We measure deferred tax assets using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. Accordingly, our deferred tax assets were remeasured to reflect the reduction in the U.S. corporate income tax rate, resulting in a non-recurring $3.0 million increase in income tax expense for the year ended December 31, 2017 and a corresponding decrease of the same amount in our deferred tax assets as of December 31, 2017.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2017, we do not have any off-balance sheet arrangements. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, special purpose or variable interest entities established to facilitate off-balance sheet arrangements. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intend to provide additional funding to any such entities.

CONTRACTUAL OBLIGATIONS

As of December 31, 2017, we had the following material contractual obligations (dollars in thousands):

	2018 (A)	2019	2020	2021	2022	Thereafter	Total
Principal payments	$28,258	$28,862	$30,203	$29,050	$19,938	$31,780	$168,091
Balloon payments	50,740	95,345	24,950	311,518	561,477	712,977	1,757,007
Subtotal	78,998	124,207	55,153	340,568	581,415	744,757	1,925,098
Interest (B)	76,906	78,967	74,992	57,252	41,508	66,784	396,409
Total obligations (C)	$155,904	$203,174	$130,145	$397,820	$622,923	$811,541	$2,321,507

(A)	In February 2018, we exercised an option to extend the balloon payment to April 2019. See Note 15 to the consolidated financial statements for additional information.

(B)
Estimated interest payments on floating rate debt is calculated using LIBOR rates in effect at December 31, 2017 and may not be indicative of actual payments. Actual payments may vary significantly due to LIBOR fluctuations. See Note 7 to the consolidated financial statements for further information about interest rates.

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

You should not consider non-GAAP measures as alternatives to GAAP net income (loss), which is an indicator of our financial performance, or as alternatives to GAAP cash flow from operating activities, which is a liquidity measure. Additionally, non-GAAP measures are not intended to be a measure of our ability to satisfy our debt and other cash requirements. In order to facilitate a clear understanding of our consolidated historical operating results, you should examine our non-GAAP measures in conjunction with GAAP net income, cash flow from operating activities, investing activities and financing activities, as presented in our consolidated financial statements, and other financial data included elsewhere in this report. Moreover, the comparability of non-GAAP financial measures across companies may be limited as a result of differences in the manner in which real estate companies calculate such measures.

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

We define Normalized FFO as FFO excluding the following income and expense items, as applicable: (a) acquisition, transaction and integration related costs and expenses; (b) the write off of unamortized discounts, premiums, deferred financing costs, or additional costs, make whole payments and penalties or premiums incurred as the result of early repayment of debt (collectively “Gain (Loss) on extinguishment of debt”); (c) incentive compensation recognized as a result of sales of property; (d) the remeasurement of deferred tax assets and (e) other items that we believe are not indicative of operating performance, generally reported as “Other expense (income)” in the Consolidated Statements of Operations.

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

The following table sets forth a reconciliation of net loss to FFO, Normalized FFO and Adjusted EBITDA:

	Year Ended December 31,
(dollars in thousands)	2017	2016	2015
Net income (loss)	$12,208	$(72,249)	$(82,425)
Gain on sale of real estate	(71,763)	(13,356)	—
Depreciation and amortization	139,942	184,546	160,318
FFO	80,387	98,941	77,893
Acquisition, transaction and integration expense	2,453	3,942	13,444
Loss on extinguishment of debt	3,902	245	5,091
Incentive compensation on sale of real estate (A)	2,930	2,044	—
Remeasurement of deferred tax assets (B)	2,966	—	—
Other expense (C)	1,702	727	1,629
Normalized FFO	94,340	105,899	98,057
Interest expense	93,597	91,780	75,021
Income tax expense (benefit)	546	439	(3,655)
Adjusted EBITDA	$188,483	$198,118	$169,423

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

(B)
Reflects the remeasurement of our deferred tax assets due to the reduction in the U.S. corporate income tax rate and is included in “Income tax expense (benefit)” in the Consolidated Statements of Operations.

(C)	Primarily includes damage remediation costs due to Hurricane Irma, changes in the fair value of financial instruments, casualty related charges and restructuring costs.

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

Revenue Recognition

Resident Fees and Services - Resident fees and services include monthly rental revenue, care income and ancillary income recognized from the Managed Properties segment. Resident fees and services are recognized monthly as services are provided. Most lease agreements with residents are cancelable by the resident with 30 days’ notice. Ancillary income primarily relates to non-refundable community fees. Non-refundable community fees are recognized on a straight-line basis over the estimated length of stay of residents, which approximates 24 months for AL/MC properties and 33 months for IL properties.

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

Recognized intangible assets primarily include the fair value of in-place resident leases. We estimate the fair value of in-place leases as (i) the present value of the estimated rental revenue that would have been forgone, offset by variable costs that would have otherwise been incurred during a reasonable lease-up period, as if the acquired units were vacant and (ii) the estimated absorption costs, such as additional marketing costs that would have been incurred during the lease-up period. The acquisition fair value of the in-place lease intangibles is amortized over the estimated length of stay of the residents at the senior housing properties on a straight-line basis, which approximates 24 months for AL/MC and CCRC properties and 33 months for IL properties.

Contingent consideration, if any, is measured at fair value on the date of acquisition. In subsequent reporting periods, the fair value of the contingent consideration is remeasured at each reporting date, with any change recorded in “Other expense” in the Consolidated Statements of Operations.

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

Impairment of Long Lived Assets

We periodically evaluate long-lived assets, including definite lived intangible assets, primarily consisting of our real estate investments, for impairment indicators. If indicators of impairment are present, we evaluate the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying operations. In performing this evaluation, market conditions and our current intentions with respect to holding or disposing of the asset are considered. If the sum of the expected future undiscounted cash flows is less than book value, we recognize an impairment loss equal to the amount by which the asset’s carrying value exceeds its fair value. An impairment loss is recognized at the time any such determination is made. We have not recorded an impairment loss since inception.

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

As of December 31, 2017, we had $691.9 million of floating rate debt, representing 35.9% of our total indebtedness, with a weighted average rate of 3.77%. A 100 basis point change in interest rates would change our annual interest expense by $6.9 million on an annualized basis.

Credit Risk

We derive a portion of our revenue from long-term triple net leases in which the minimum rental payments are fixed with scheduled periodic increases.

The properties we lease to Holiday account for a significant portion of our total revenues and net operating income, and such concentration creates credit risk. Rental revenue attributable to our triple net leases with Holiday accounted for 19.9%, 18.9% and 23.0% of our total revenues for the years ended December 31, 2017, 2016 and 2015, respectively.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
New Senior Investment Group Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of New Senior Investment Group Inc. and Subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2014.
New York, New York
February 27, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
New Senior Investment Group Inc.

Opinion on Internal Control over Financial Reporting

We have audited New Senior Investment Group Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, New Senior Investment Group Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 27, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP
New York, New York
February 27, 2018

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	December 31,
Assets	2017	2016
Real estate investments:
Land	$182,238	$220,317
Buildings, improvements and other	2,329,524	2,552,862
Accumulated depreciation	(275,794)	(218,968)
Net real estate property	2,235,968	2,554,211
Acquired lease and other intangible assets	264,438	319,929
Accumulated amortization	(249,198)	(255,452)
Net real estate intangibles	15,240	64,477
Net real estate investments	2,251,208	2,618,688

Cash and cash equivalents	137,327	58,048
Straight-line rent receivables	82,445	73,758
Receivables and other assets, net	37,047	71,234
Total Assets	$2,508,027	$2,821,728

Liabilities and Equity
Liabilities
Mortgage notes payable, net	$1,907,928	$2,130,387
Due to affiliates	9,550	11,623
Accrued expenses and other liabilities	84,664	100,823
Total Liabilities	$2,002,142	$2,242,833

Commitments and contingencies (Note 14)

Equity
Preferred Stock $0.01 par value, 100,000,000 shares authorized and none issued or outstanding as of both December 31, 2017 and 2016	$—	$—
Common stock $0.01 par value, 2,000,000,000 shares authorized, 82,148,869 and 82,127,247 shares issued and outstanding as of December 31, 2017 and 2016, respectively	821	821
Additional paid-in capital	898,132	897,918
Accumulated deficit	(393,068)	(319,844)
Total Equity	$505,885	$578,895

Total Liabilities and Equity	$2,508,027	$2,821,728

See notes to consolidated financial statements.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share data)

	Year Ended December 31,
	2017	2016	2015
Revenues
Resident fees and services	$336,739	$359,472	$277,324
Rental revenue	112,391	112,966	111,154
Total revenues	449,130	472,438	388,478

Expenses
Property operating expense	230,045	243,027	189,543
Depreciation and amortization	139,942	184,546	160,318
Interest expense	93,597	91,780	75,021
Acquisition, transaction, and integration expense	2,453	3,942	13,444
Management fees and incentive compensation to affiliate	18,225	18,143	14,279
General and administrative expense	15,307	15,194	15,233
Loss on extinguishment of debt	3,902	245	5,091
Other expense	1,702	727	1,629
Total expenses	505,173	557,604	474,558
Gain on sale of real estate	71,763	13,356	—
Income (loss) before income taxes	15,720	(71,810)	(86,080)
Income tax expense (benefit)	3,512	439	(3,655)
Net income (loss)	$12,208	$(72,249)	$(82,425)

Net income (loss) per share of common stock
Basic	$0.15	$(0.88)	$(1.08)
Diluted	$0.15	$(0.88)	$(1.08)

Weighted average number of shares of common stock outstanding
Basic	82,145,295	82,357,349	76,601,161
Diluted	82,741,322	82,357,349	76,601,161

Dividends declared per share of common stock	$1.04	$1.04	$0.75

See notes to consolidated financial statements.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands, except share data)

	Common Stock
	Shares	Amount	Accumulated Deficit	Additional Paid-in Capital	Total Equity
Equity at December 31, 2014	66,415,415	$664	$(24,715)	$672,587	$648,536
Issuance of common stock, net	20,114,090	201	—	266,312	266,513
Repurchase of common stock	(1,112,000)	(11)	—	(10,262)	(10,273)
Exercise of stock options	30,046	—	—	—	—
Fair value of stock options issued	—	—	—	17	17
Dividends declared	—	—	(55,043)	—	(55,043)
Net loss	—	—	(82,425)	—	(82,425)
Equity at December 31, 2015	85,447,551	$854	$(162,183)	$928,654	$767,325
Repurchase of common stock	(3,333,333)	(33)	—	(30,880)	(30,913)
Fair value of stock options issued	—	—	—	5	5
Director’s shares issued	13,029	—	—	139	139
Dividends declared	—	—	(85,412)	—	(85,412)
Net loss	—	—	(72,249)	—	(72,249)
Equity at December 31, 2016	82,127,247	$821	$(319,844)	$897,918	$578,895
Director’s shares issued	21,622	—	—	214	214
Dividends declared	—	—	(85,432)	—	(85,432)
Net income	—	—	12,208	—	12,208
Equity at December 31, 2017	82,148,869	$821	$(393,068)	$898,132	$505,885

See notes to consolidated financial statements.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash Flows From Operating Activities
Net income (loss)	$12,208	$(72,249)	$(82,425)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of tangible assets and amortization of intangible assets	140,078	184,689	160,460
Amortization of deferred financing costs	9,090	9,582	9,320
Amortization of deferred revenue, net	(385)	1,903	1,591
Amortization of (premium) discount on mortgage notes payable	(512)	(603)	77
Non-cash straight-line rent	(17,865)	(21,842)	(25,462)
Gain on sale of real estate	(71,763)	(13,356)	—
Loss on extinguishment of debt	3,902	245	5,091
Equity-based compensation	75	144	17
Provision for bad debt	2,228	2,150	2,105
Remeasurement of deferred tax assets	2,966	—	—
Other non-cash expense	1,168	702	964
Changes in:
Receivables and other assets, net	(658)	(3,069)	(14,868)
Due to affiliates	(2,073)	1,979	2,762
Accrued expenses and other liabilities	(16,948)	9,024	9,870
Net cash provided by operating activities	$61,511	$99,299	$69,502
Cash Flows From Investing Activities
Proceeds from the sale of real estate, net	$339,624	$22,711	$—
Capital expenditures, net of insurance proceeds	(19,729)	(21,151)	(11,411)
Reimbursements (escrows) for capital expenditures, net	6,871	(2,423)	(3,169)
Deposits refunded (paid) for real estate investments	—	584	(11,355)
Cash paid for acquisitions, net of deposits	—	—	(1,251,343)
Net cash provided by (used in) investing activities	$326,766	$(279)	$(1,277,278)
Cash Flows From Financing Activities
Principal payments of mortgage notes payable	$(26,946)	$(16,240)	$(15,599)
Repayments of mortgage notes payable	(204,730)	(13,725)	(304,484)
Payment of exit fee on extinguishment of debt	(3,264)	(189)	(1,499)
Payment of common stock dividend	(85,432)	(85,412)	(70,318)
Cash returned from (escrowed with) lender	11,374	(11,374)	—
Repurchase of common stock	—	(30,913)	(10,273)
Payment of deferred financing costs	—	—	(13,065)
Proceeds from mortgage notes payable	—	—	1,248,252
Purchase of interest rate caps	—	—	(1,247)
Proceeds from issuance of common stock and exercise of options	—	—	276,569
Costs related to issuance of common stock	—	—	(10,056)
Net cash (used in) provided by financing activities	$(308,998)	$(157,853)	$1,098,280
Net increase (decrease) in cash and cash equivalents	79,279	(58,833)	(109,496)
Cash and cash equivalents, beginning of year	58,048	116,881	226,377
Cash and cash equivalents, end of year	$137,327	$58,048	$116,881

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest expense	$85,373	$82,557	$62,870
Cash paid during the year for income taxes	274	266	190
Supplemental Schedule of Non-Cash Investing and Financing Activities
Issuance of common stock and exercise of options	$214	$139	$316
Other liabilities assumed with acquisitions	—	—	651

See notes to consolidated financial statements.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

1.	ORGANIZATION
New Senior Investment Group Inc. (“New Senior,” “we,” “us” or “our”) is a Real Estate Investment Trust (“REIT”) primarily focused on investing in private pay senior housing properties. We were formed as a Delaware limited liability company in 2012 and converted to a Delaware corporation on May 30, 2014 and changed our name to New Senior Investment Group Inc. on June 16, 2014.

As of December 31, 2017, we owned a diversified portfolio of 133 primarily private pay senior housing properties located across 37 states. We are listed on the New York Stock Exchange (“NYSE”) under the symbol “SNR” and are headquartered in New York, New York.

We operate in two reportable segments: (1) Managed Properties and (2) Triple Net Lease Properties.

Managed Properties – We have engaged property managers to manage 81 of our properties on a day-to-day basis under the Managed Properties segment. These properties consist of 51 independent living (“IL”) facilities and 30 assisted living/memory care (“AL/MC”) facilities. Our managed properties are managed by Holiday Retirement (“Holiday”), a portfolio company that is majority owned by private equity funds managed by an affiliate of FIG LLC (the “Manager”), a subsidiary of Fortress Investment Group LLC (“Fortress”), FHC Property Management LLC (together with its subsidiaries, “Blue Harbor”), an affiliate of the Manager, Jerry Erwin Associates, Inc. (“JEA”), Thrive Senior Living LLC (“Thrive”), Grace Management, Inc. (“Grace”) and Watermark Retirement Communities, Inc. (“Watermark”), collectively, the “Property Managers,” under property management agreements (the “Property Management Agreements”). Under the Property Management Agreements, the Property Managers are responsible for the day-to-day operations of our senior housing properties and are entitled to a management fee in accordance with the terms of the Property Management Agreements.

Our Property Management Agreements have initial five-year or ten-year terms, with successive, automatic one-year renewal periods. We pay property management fees of 5% to 7% of effective gross income pursuant to our Property Management Agreements with Holiday and, in some cases, Holiday is eligible to earn an incentive fee based on operating performance. We pay property management fees of 3% to 7% of gross revenues and, for certain properties, i) a property management fee based on a percentage of net operating income and ii) when eligible, an incentive fee based on operating performance, pursuant to our Property Management Agreements with other managers.

Triple Net Lease Properties – We own 52 properties subject to triple net lease arrangements (substantially all of which are leased to Holiday). These properties consist of 51 IL properties and 1 rental Continuing Care Retirement Community (“CCRC”). In a triple net lease arrangement, the lessee agrees to operate and maintain the property at its own expense, including maintenance, utilities, taxes, insurance, repairs, capital improvements and the payroll expense of property-level employees. Our triple net lease agreements have initial terms of approximately 15 or 17 years and include renewal options and annual rent increases ranging from 2.5% to 4.5%.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP’’) with the instructions to Form 10-K and Article 10 of Regulation S-X. The consolidated financial statements include the accounts of New Senior and its consolidated subsidiaries. All significant intercompany transactions and balances have been eliminated. We consolidate those entities in which we have control over significant operating, financial and investing decisions of the entity. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

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

Revenue Recognition

Resident Fees and Services - Resident fees and services include monthly rental revenue, care income and ancillary income recognized from the Managed Properties segment. Resident fees and services are recognized monthly as services are provided. Most lease agreements with residents are cancelable by the resident with 30 days’ notice. Ancillary income primarily relates to non-refundable community fees. Non-refundable community fees are recognized on a straight-line basis over the estimated length of stay of residents, which approximates 24 months for AL/MC properties and 33 months for IL properties.

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

In measuring the fair value of tangible and identified intangible assets acquired and liabilities assumed, management uses information obtained as a result of pre-acquisition due diligence, marketing, leasing activities and independent appraisals. In the case of buildings, the fair value of the tangible assets acquired is determined by valuing the property as if it were vacant. Significant estimates impacting the measurement at fair value of our real property include construction cost data and qualitative selection of comparable market transactions as well as the assessment of the relative quality and condition of the acquired properties.

Recognized intangible assets primarily include the fair value of in-place resident leases. We estimate the fair value of in-place leases as (i) the present value of the estimated rental revenue that would have been forgone, offset by variable costs that would have otherwise been incurred during a reasonable lease-up period, as if the acquired units were vacant and (ii) the estimated absorption costs, such as additional marketing costs that would have been incurred during the lease-up period. The acquisition fair value of the in-place lease intangibles is amortized over the estimated length of stay of the residents on a straight-line basis.

Contingent consideration, if any, is measured at fair value on the date of acquisition. The fair value of the contingent consideration is remeasured at each reporting date with any change recorded in “Other expense” in the Consolidated Statements of Operations.

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
December 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

Depreciation is calculated on a straight-line basis using estimated remaining useful lives not to exceed 40 years for buildings, 3 to 10 years for building improvements and 3 to 5 years for other fixed assets.

Amortization for in-place lease intangibles, ground lease intangibles and other intangibles is calculated on a straight-line basis using estimated useful lives of 24 to 33 months, 74 to 82 years and 5 to 13 years, respectively. Amortization for above/below market lease intangibles is calculated on a straight line basis using estimated useful lives of 15 to 17 years.

Impairment of Long Lived Assets

We periodically evaluate long-lived assets, including definite lived intangible assets, primarily consisting of our real estate investments, for impairment indicators. If indicators of impairment are present, we evaluate the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying operations. In performing this evaluation, market conditions and our current intentions with respect to holding or disposing of the asset are considered. If the sum of the expected future undiscounted cash flows is less than book value, we recognize an impairment loss equal to the amount by which the asset’s carrying value exceeds its fair value. An impairment loss is recognized at the time any such determination is made. We have not recorded an impairment loss since inception.

Cash and Cash Equivalents

Cash and cash equivalents consists of cash on hand and all highly liquid short term investments with maturities of 90 days or less, when purchased.

Restricted Cash

Restricted cash primarily consists of (i) amounts held by lenders in tax, insurance, replacement reserve and other escrow accounts and (ii) security deposits and is included in “Receivables and other assets, net” in the Consolidated Balance Sheets.

Straight-line Rent Receivables and Receivables and Other Assets, Net

Receivables and other assets, net consists primarily of escrows held by lenders and resident receivables, net of allowance and prepaid expenses. We assess the collectability of rent receivables, including straight-line rent receivables, on an ongoing basis. This assessment is based on several qualitative and quantitative factors, including and as appropriate, the payment history of the resident and triple net lease tenant, the financial strength of the resident or tenant and of guarantors, the value of the underlying collateral or deposit, if any, and current economic conditions. If the evaluation of these factors indicates it is probable that we will not be able to recover the full value of the receivable, we provide a specific reserve against the portion of the receivable that we estimate may not be recovered. We have not recorded a reserve against our straight-line rent receivable since inception.

Deferred Financing Costs

Deferred financing costs consist of fees and direct costs incurred in obtaining financing. Deferred financing costs are presented as a direct deduction from the carrying amount of the related debt liability and are amortized over the terms of the related borrowings using the effective interest rate method as a component of interest expense. Amortized costs of $9.1 million, $9.6 million and $9.3 million are included in “Interest expense” in the Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015, respectively.

Deferred Revenue

Deferred revenue primarily includes non-refundable community fees received when residents move in, and are included within “Accrued expenses and other liabilities” in the Consolidated Balance Sheets. Deferred revenue amounts are amortized into income on a straight-line basis over the estimated length of stay of the resident, and are included within “Resident fees and services” in the Consolidated Statements of Operations.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

Income Taxes

New Senior is organized and conducts its operations to qualify as a REIT under the requirements of the Internal Revenue Code of 1986, as amended (“Code”). Requirements for qualification as a REIT include various restrictions on ownership of stock, requirements concerning distribution of taxable income and certain restrictions on the nature of assets and sources of income. A REIT must distribute at least 90% of its taxable income to its stockholders of which 85% plus any undistributed amounts from the prior year must be distributed within the taxable year in order to avoid the imposition of an excise tax. Distribution of the remaining balance may extend until timely filing of our tax return in the subsequent taxable year. Qualifying distributions of taxable income are deductible by a REIT in computing taxable income.

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

We recognize tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes in the Consolidated Statements of Operations. As of December 31, 2017 and 2016, we had no uncertain tax positions.

Fair Value Measurement

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. A three-tier fair value hierarchy, which is described below, prioritizes the inputs we use in measuring fair value:

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

Derivative Instruments

In the normal course of business, we may use derivative instruments to manage, or hedge, interest rate risk. We do not use derivative instruments for trading or speculative purposes and do not apply hedge accounting. We recognize all derivatives as either assets or liabilities at fair value. Derivative valuation requires us to make estimates and judgments that affect the fair value of the instruments. We estimate the fair value of derivatives based on pricing models that consider level 2 inputs including forward yield curves, cap strike rates, cap volatility and discount rates. The fair value adjustments on our interest rate caps were losses of $0.1 million, $0.2 million and $1.0 million for the years ended December 31, 2017, 2016 and 2015, respectively, and are included in “Other expense” in the Consolidated Statements of Operations and “Other non-cash expense” in the Consolidated Statements of Cash Flows. The fair value of the interest rate caps was immaterial as of December 31, 2017 and was $0.1 million as of December 31, 2016, and is included in “Receivables and other assets, net” in the Consolidated Balance Sheets. Our interest rate caps were executed with investment grade counterparties.

Assets Held for Sale

We classify certain long-lived assets as held for sale once the criteria, as defined by GAAP, has been met. Assets held for sale are included in “Receivables and other assets, net” in the Consolidated Balance Sheets. Long-lived assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell and are no longer depreciated.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

Sale of Assets

We recognize sales of assets only upon the closing of the transactions with the purchaser. We recognize gains on assets sold using the full accrual method upon closing if the collectability of the sales price is reasonably assured, we are not obligated to perform any significant activities after the sale to earn the profit, we have received adequate initial investment from the purchaser, and other profit recognition criteria has been satisfied.

Stock Options

Options granted to our directors are measured at fair value at the grant date with the related expense recognized over the service term, if any.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09 Revenues from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These included identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. While this ASU specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate. In August 2015, the FASB deferred the effective date of this standard by one year, which will be for fiscal years, and interim periods within those years, beginning after December 15, 2017. We will adopt this standard under the modified retrospective approach effective on January 1, 2018. Under the modified retrospective approach, the standard is applied to the most current period presented, and the cumulative effect of the adoption change is recognized as an adjustment to beginning retained earnings. We have determined that the adoption of this standard will not result in an adjustment to beginning retained earnings and will not result in a change in the amount, timing and pattern of recognition of our revenue as a substantial portion of our revenue is generated through our triple net lease and managed property leasing arrangements, which are excluded from ASU 2014-09.

Additionally, real estate sales are within the scope of ASU 2014-09, as amended by ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“ASU 2017-05”). ASU 2017-05 clarifies the scope of subtopic 610-20, Other Income - Gains and Losses from Derecognition of Nonfinancial Assets, and adds guidance for partial sales of nonfinancial assets. Under ASU 2014-09 and ASU 2017-05, the income recognition for real estate sales is largely based on the transfer of control versus continuing involvement under the current guidance. Sales of our real estate are generally not executory across points in time and our performance obligations from these contracts are expected to fall within a single period. As a result, the adoption of this standard is not expected to impact the timing of our income recognition from sales of real estate.

In February 2016, the FASB issued ASU 2016-02 Leases. This standard amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The effective date of the standard will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, and early adoption is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We continue to assess the guidance and the impact it may have on our consolidated financial statements and have initiated a review to identify non-lease components, if any, in our lease agreements.

In June 2016, the FASB issued ASU 2016-13 Financial Instruments - Credit Losses, Measurement of Credit Losses on Financial Instruments. This standard replaces the current incurred loss methodology with a methodology that reflects expected credit losses. Under this methodology, a company would recognize an impairment allowance equal to its current estimate of all contractual cash flows that it does not expect to collect from financial assets measured at amortized cost. The effective date of the standard will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, and early adoption is permitted beginning after December 15, 2018. We are assessing the impact this guidance may have on our consolidated financial statements.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

In November 2016, the FASB issued ASU 2016-18 Statement of Cash Flows (Topic 230) - Restricted Cash, related to the classification of restricted cash on the statement of cash flows. This ASU requires that the statement of cash flows include a reconciliation and explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The effective date of the standard will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and early adoption is permitted. Adoption of this ASU will impact the presentation of our Consolidated Statements of Cash Flows as activity between cash and cash equivalents and restricted cash will no longer be presented in our operating, financing or investing activities. Our restricted cash was $20.2 million and $39.5 million as of December 31, 2017 and 2016, respectively.

In January 2017, the FASB issued ASU 2017-01 Business Combinations (Topic 805) - Clarifying the Definition of a Business.  This standard narrows the FASB’s definition of a business and provides a framework that assists entities with making reasonable judgments about whether a transaction involves an asset or business. ASU 2017-01 states that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The effective date of the standard will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and early adoption is permitted. The ASU is to be applied prospectively and upon adoption we expect that the majority of our acquisitions will be deemed asset acquisitions which will result in the elimination of a measurement period, the capitalization of related third party transaction costs and any associated contingent consideration being recognized when the contingency is resolved.

3.	DISPOSITIONS
2017 Activity

In November, we sold a portfolio of nine AL/MC properties in the Managed Properties segment for a purchase price of $109.5 million and recognized a gain on sale of $6.9 million, net of selling costs. In connection with this sale we repaid $78.7 million of debt.

In December, we sold a portfolio of six properties (four CCRC, one IL and one AL/MC) in the Triple Net Lease Properties segment for a purchase price of $186.0 million, including lease termination fees, and recognized a gain on sale of $42.3 million, net of selling costs. In connection with this sale, we repaid $98.1 million of debt.

The following table presents the revenues and expenses of the above portfolios:

	Year Ended December 31,
	2017	2016	2015
Revenues
Resident fees and services	$28,910	$34,370	$32,762
Rental revenue	16,893	17,490	17,496
Total revenues	45,803	51,860	50,258
Expenses
Property operating expense	23,413	27,033	25,781
Depreciation and amortization	7,212	19,205	32,284
Interest expense	7,262	7,630	7,436
Total expenses	$37,887	$53,868	$65,501

In addition to the above transactions, we sold four properties (two AL/MC and two IL) in the Managed Properties segment for a purchase price of $48.5 million and recognized a gain on sale of $22.5 million, net of selling costs. In connection with these sales, we repaid $28.0 million of debt.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

2016 Activity

We sold two AL/MC properties for a purchase price of $23.0 million and recognized a gain on sale of $13.4 million, net of selling costs. In connection with this sale, we repaid $13.7 million of debt associated with these properties and, pursuant to the Property Management Agreement, paid an early termination fee of $1.8 million to Blue Harbor, which is included in “Acquisition, transaction and integration expense” in the Consolidated Statements of Operations.

4.	SEGMENT REPORTING
As of December 31, 2017, we operated in two reportable business segments: Managed Properties and Triple Net Lease Properties. Under our Managed Properties segment, we invest in senior housing properties throughout the United States and engage property managers to manage those senior housing properties. Under our Triple Net Lease Properties segment, we invest in senior housing and healthcare properties throughout the United States and lease those properties to healthcare operating companies under triple net leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, taxes, insurance, repairs, capital improvements and the payroll expense of property-level employees.

We evaluate performance of the combined properties in each reportable business segment based on segment NOI. We define NOI as total revenues less property-level operating expenses, which include property management fees and travel cost reimbursements. We believe that net income, as defined by GAAP, is the most appropriate earnings measurement. However, we believe that segment NOI serves as a useful supplement to net income because it allows investors, analysts and management to measure unlevered property-level operating results and to compare our operating results between periods and to the operating results of other real estate companies on a consistent basis. Segment NOI should not be considered as an alternative to net income as determined in accordance with GAAP.

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

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

	Year Ended December 31, 2017			Year Ended December 31, 2016			Year Ended December 31, 2015
	Triple Net Lease Properties	Managed Properties	Consolidated	Triple Net Lease Properties	Managed Properties	Consolidated	Triple Net Lease Properties	Managed Properties	Consolidated
Revenues
Resident fees and services	$—	$336,739	$336,739	$—	$359,472	$359,472	$—	$277,324	$277,324
Rental revenue	112,391	—	112,391	112,966	—	112,966	111,154	—	111,154
Less: Property operating expense	—	230,045	230,045	—	243,027	243,027	—	189,543	189,543
Segment NOI	$112,391	$106,694	$219,085	$112,966	$116,445	$229,411	$111,154	$87,781	$198,935

Depreciation and amortization			139,942			184,546			160,318
Interest expense			93,597			91,780			75,021
Acquisition, transaction and integration expense			2,453			3,942			13,444
Management fees and incentive compensation to affiliate			18,225			18,143			14,279
General and administrative expense			15,307			15,194			15,233
Loss on extinguishment of debt			3,902			245			5,091
Other expense			1,702			727			1,629
Total expenses			275,128			314,577			285,015
Gain on sale of real estate			71,763			13,356			—
Income (loss) before income taxes			15,720			(71,810)			(86,080)
Income tax expense (benefit)			3,512			439			(3,655)
Net income (loss)			$12,208			$(72,249)			$(82,425)

Property operating expense includes property management fees and travel reimbursement costs. We also reimbursed the Property Managers for property-level payroll expenses. See Note 9 for additional information on these expenses related to Blue Harbor and Holiday.

Assets by reportable business segment are reconciled to total assets as follows:

	December 31, 2017		December 31, 2016
	Amount	Percentage	Amount	Percentage
Managed Properties	$1,430,957	57.1%	$1,639,726	58.1%
Triple Net Lease Properties	980,666	39.1%	1,151,102	40.8%
All other assets (A)	96,404	3.8%	30,900	1.1%
Total assets	$2,508,027	100.0%	$2,821,728	100.0%

(A)	Primarily consists of corporate cash which is not directly attributable to our reportable business segments.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

Capital expenditures in the Managed Properties segment, including investments in real estate property, were $20.0 million, $17.2 million and $11.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. Capital expenditures in the Triple Net Lease segment were $0.7 million and $4.1 million for the years ended December 31, 2017 and 2016. There were no capital expenditures in 2015.

The following table presents the percentage of total revenues by geographic location:

	As of and for the year ended December 31, 2017		As of and for the year ended December 31, 2016
	Number of Communities	% of Total Revenue	Number of Communities	% of Total Revenue
Florida	15	18.0%	26	19.8%
Texas	13	12.2%	19	12.0%
California	11	10.2%	11	10.0%
North Carolina	9	6.6%	9	6.4%
Pennsylvania	7	6.2%	7	6.0%
Oregon	9	5.0%	9	5.3%
Other	69	41.8%	71	40.5%
Total	133	100.0%	152	100.0%

5.	REAL ESTATE INVESTMENTS

	December 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value
Land	$182,238	$—	$182,238	$220,317	$—	$220,317
Building and improvements	2,216,461	(208,540)	2,007,921	2,430,658	(163,670)	2,266,988
Furniture, fixtures and equipment	113,063	(67,254)	45,809	122,204	(55,298)	66,906
Total real estate investments	$2,511,762	$(275,794)	$2,235,968	$2,773,179	$(218,968)	$2,554,211

Depreciation expense was $91.6 million, $92.4 million and $72.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The following table summarizes our real estate intangibles:

	December 31, 2017				December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Amortization Period
Above/below market lease intangibles, net	$1,607	$(380)	$1,227	12.9 years	$2,426	$(419)	$2,007	13.4 years
In-place lease and other intangibles	262,831	(248,818)	14,013	18.3 years	317,503	(255,033)	62,470	5.2 years
Total intangibles	$264,438	$(249,198)	$15,240		$319,929	$(255,452)	$64,477

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

Amortization expense was $48.3 million, $92.2 million and $87.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. Additionally, amortization of above/below market leases was $0.1 million for each of the years ended December 31, 2017, 2016 and 2015, and is reported as a net reduction to “Rental revenue” in the Consolidated Statements of Operations.

The following table sets forth the estimated future amortization of intangible assets as of December 31, 2017:

Years Ending December 31
2018	$8,344
2019	448
2020	448
2021	448
2022	448
Thereafter	5,104
Total intangibles	$15,240

Impact from Hurricane Irma

Due to the impact of Hurricane Irma, we recognized $1.5 million for damage remediation and other incremental costs in 2017 which is included in “Other expense” in the Consolidated Statements of Operations. We do not expect additional remediation costs in subsequent periods to be material.

6.	RECEIVABLES AND OTHER ASSETS, NET

	December 31, 2017	December 31, 2016
Escrows held by lenders (A)	$16,936	$36,231
Prepaid expenses	4,490	3,617
Resident receivables, net	2,672	3,111
Deferred tax assets	5,475	8,660
Security deposits	3,222	3,238
Income tax receivable	802	1,313
Assets held for sale (B)	—	10,824
Other assets and receivables	3,450	4,240
Total receivables and other assets	$37,047	$71,234

(A)	Represents amounts held by lenders in tax, insurance, replacement reserve and other escrow accounts that are related to mortgage notes collateralized by New Senior’s properties.

(B)
The balance as of December 31, 2016 represents two AL/MC properties in the Managed Properties segment and primarily consists of the carrying value of buildings and land. These properties were sold on January 31, 2017.

The following table summarizes the allowance for doubtful accounts and the related provision for resident receivables:

	Year Ended December 31,
	2017	2016	2015
Balance, beginning of period	$976	$509	$190
Provision for bad debt	2,228	2,150	2,105
Write-offs, net of recoveries	(2,266)	(1,683)	(1,786)
Balance, end of period	$938	$976	$509

The provision for resident receivables and related write-offs are included in “Property operating expense” in the Consolidated Statements of Operations.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

7.	MORTGAGE NOTES PAYABLE, NET

	December 31, 2017					December 31, 2016
	Outstanding Face Amount	Carrying Value (A)	Maturity Date	Stated Interest Rate	Weighted Average Maturity (Years)	Outstanding Face Amount	Carrying Value (A)
Managed Properties
Fixed Rate	$563,526	$560,182	Aug 2019 - Sep 2025	3.65% to 4.93%	6.5	$604,749	$601,232
Floating Rate (B)	640,880	636,166	Oct 2020 - May 2022	1M LIBOR + 2.20% to 1M LIBOR + 2.70%	4.1	717,254	710,672
Triple Net Lease Properties
Fixed Rate (C)	669,656	660,646	Jan 2021 - Jan 2024	3.80% to 7.40%	4.3	683,137	667,579
Floating Rate	51,036	50,934	Apr 2018	3M LIBOR + 3.00%	0.3	151,634	150,904
Total	$1,925,098	$1,907,928			4.8	$2,156,774	$2,130,387

(A)	The totals are reported net of deferred financing costs of $17.2 million and $27.8 million as of December 31, 2017 and 2016, respectively.

(B)	All of these loans have LIBOR caps that range between 3.30% and 3.80% as of December 31, 2017.

(C)
Includes loans with an outstanding face amount of $336.8 million and $286.5 million, as of December 31, 2017, for which we bought down the interest rates to 4.00% and 3.80%, respectively, through January 2019. The interest rates will increase to 4.99% and 4.55%, respectively, thereafter.

We repaid $204.7 million and $13.7 million of debt during the years ended December 31, 2017 and 2016, respectively, associated with our property sales, and recognized a loss on extinguishment of debt of $3.9 million and $0.2 million, respectively, which represents exit fees and the write-off of related unamortized deferred financing costs.

In March 2015, we refinanced mortgage loans of $297.0 million and recognized a loss on extinguishment of debt of $5.1 million, which represents the write-off of related unamortized deferred financing costs, mortgage discounts, exit fees and other costs, as of the date of the refinancing.

The carrying value of the collateral relating to fixed rate and floating rate mortgages was $1.5 billion and $0.8 billion as of December 31, 2017 and $1.6 billion and $1.0 billion as of December 31, 2016, respectively.

Our mortgage notes payable have contractual maturities as follows:

	Principal Payments	Balloon Payments	Total
2018 (A)	$28,258	$50,740	$78,998
2019	28,862	95,345	124,207
2020	30,203	24,950	55,153
2021	29,050	311,518	340,568
2022	19,938	561,477	581,415
Thereafter	31,780	712,977	744,757
Total outstanding face amount	$168,091	$1,757,007	$1,925,098

(A)	In February 2018, we exercised an option to extend the balloon payment to April 2019. See Note 15 for additional information.

Our mortgage notes payable contain various customary financial and other covenants, in some cases including Debt Service Coverage Ratio and Project Yield, as defined in the agreements. We were in compliance with the covenants in our mortgage notes payable agreements as of December 31, 2017.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

The fair values of mortgage notes payable as of December 31, 2017 and 2016 was $1.9 billion and $2.1 billion, respectively. Mortgage notes payable are not measured at fair value in the Consolidated Balance Sheets. The fair value of mortgage notes payable, classified as level 3 within the fair value hierarchy, is based on a discounted cash flow valuation model. Significant inputs in the model include amounts and timing of expected future cash flows and market yields which are constructed based on inputs implied from similar debt offerings.

8.	ACCRUED EXPENSES AND OTHER LIABILITIES

	December 31, 2017	December 31, 2016
Security deposits payable	$46,291	$57,186
Escrow liabilities (A)	6,664	10,503
Accounts payable	9,794	10,137
Mortgage interest payable	6,297	6,671
Deferred community fees, net	4,612	5,257
Rent collected in advance	2,091	3,180
Property tax payable	3,331	3,877
Other liabilities	5,584	4,012
Total accrued expenses and other liabilities	$84,664	$100,823

(A)	Represents amounts held by lenders in tax, insurance, replacement reserve and other escrow accounts that are related to mortgage notes collateralized by New Senior’s triple net lease properties.

9.	TRANSACTIONS WITH AFFILIATES
Management Agreements

In conjunction with the spin-off, New Senior entered into a management agreement (the “Management Agreement”) with the Manager dated November 6, 2014 (effective November 7, 2014), under which the Manager advises us on various aspects of our business and manages our day-to-day operations, subject to the supervision of our board of directors. For its management services, the Manager is entitled to a base management fee of 1.5% per annum of our gross equity. Gross equity is generally defined as the equity invested by Drive Shack (including cash contributed to us) as of the completion of the spin-off from Drive Shack, plus the aggregate offering price from stock offerings, plus certain capital contributions to subsidiaries, less capital distributions (calculated without regard to depreciation and amortization) and repurchases of common stock, calculated and payable monthly in arrears in cash. During the years ended December 31, 2017, 2016 and 2015, we incurred management fees of $15.3 million, $15.4 million and $14.3 million, respectively, under the Management Agreement, which is included in “Management fees and incentive compensation to affiliate” in the Consolidated Statements of Operations. As of both December 31, 2017 and 2016, we had a payable for management fees of $1.3 million which is included in “Due to affiliates” in the Consolidated Balance Sheets.

The Manager is entitled to receive, on a quarterly basis, incentive compensation on a cumulative, but not compounding basis, in an amount equal to the product of (A) 25% of the dollar amount by which (1)(a) funds from operations (as defined in the Management Agreement) before the incentive compensation per share of common stock, plus (b) gains (or losses) from sales of property per share of common stock, plus (c) internal and third party acquisition-related expenses, plus (d) unconsummated transaction expenses, and plus (e) other non-routine items (as defined in the Management Agreement), exceed (2) an amount equal to (a) the weighted average value per share of the equity invested by Drive Shack in the assets of New Senior (including cash contributed to us) as of the completion of the spin-off and the price per share of our common stock in any offerings by us (adjusted for prior capital dividends or capital distributions, which shall be calculated without regard to depreciation and amortization and repurchases of common stock) multiplied by (b) a simple interest rate of 10% per annum, multiplied by (B) the weighted average number of shares of common stock outstanding. During the years ended December 31, 2017 and 2016, the Manager earned incentive compensation of $2.9 million and $2.7 million, respectively, which is included in “Management fees and incentive compensation to affiliate” in the Consolidated Statements of Operations. The Manager did not earn incentive compensation in 2015. As of December 31, 2016, we had a payable for incentive compensation of $2.1 million which is included in “Due to affiliates” in the Consolidated Balance Sheets. We did not have a payable for incentive compensation as of December 31, 2017. The Manager is also entitled to receive, upon the successful completion of an equity offering, options with respect to 10% of the number of shares sold in the offering with an exercise price equal to the price paid by the purchaser in the offering.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

Because the Manager’s employees perform certain legal, accounting, due diligence, asset management and other services that outside professionals or outside consultants otherwise would perform, the Manager is paid or reimbursed, pursuant to the Management Agreement, for the cost of performing such tasks, provided that such costs and reimbursements are no greater than those which would be paid to outside professionals or consultants on an arm’s-length basis. We are also required to pay all operating expenses, except those specifically required to be borne by the Manager under the Management Agreement. We are required to pay expenses that include, but are not limited to, issuance and transaction costs incidental to the sourcing, evaluation, acquisition, management, disposition, and financing of our investments, legal, underwriting, sourcing, asset management and accounting and auditing fees and expenses, the compensation and expenses of independent directors, the costs associated with the establishment and maintenance of any credit facilities and other indebtedness (including commitment fees, legal fees, closing costs, etc.), expenses associated with other securities offerings, the costs of printing and mailing proxies and reports to our stockholders, costs incurred by employees or agents of the Manager for travel on our behalf, costs associated with any computer software or hardware that is used by us, costs to obtain liability insurance to indemnify directors and officers and the compensation and expenses of our transfer agent.

The following table summarizes our reimbursement to the Manager for costs incurred for tasks and other services performed by the Manager under the Management Agreement:

	Year Ended December 31,
	2017	2016	2015
Included in:
General and administrative expense	$7,570	$8,158	$6,607
Acquisition, transaction and integration expense	1,697	1,610	3,073
Total reimbursements to the Manager	$9,267	$9,768	$9,680

As of December 31, 2017 and 2016, we had a payable for Manager reimbursements of $1.3 million and $1.0 million, respectively, which is included in “Due to affiliates” in the Consolidated Balance Sheets.

During 2015, we executed a plan to centralize operations in New York, New York and relocate certain personnel from the Plano, Texas office to New York, New York. We determined that this plan qualified as a restructuring activity under ASC 420. During the years ended December 31, 2016 and 2015, we incurred costs of $0.1 million and $0.7 million, respectively, which primarily consist of severance-related costs and lease-related expenses associated with the office in Plano, Texas, and are included in “Other expense” in the Consolidated Statements of Operations.

Property Management Agreements

Within our Managed Properties segment, we are party to Property Management Agreements with Blue Harbor, an affiliate of Fortress, and Holiday, a portfolio company that is majority owned by a private equity fund managed by an affiliate of Fortress, to manage most of our senior housing properties. Pursuant to these Property Management Agreements, we pay monthly property management fees. For AL/MC properties managed by Blue Harbor and Holiday, we pay management fees equal to 6% of effective gross income for the first two years and 7% thereafter. For IL properties managed by Blue Harbor and Holiday, we generally pay management fees equal to 5% of effective gross income. For certain property management agreements, we may also pay an incentive fee based on operating performance of the properties. No incentive fees were incurred during the years ended December 31, 2017, 2016 and 2015. Property management fees are included in “Property operating expense” in the Consolidated Statements of Operations. Other amounts paid to affiliated managers that are included in property operating expense are payroll expense and travel reimbursement costs. The payroll expense is structured as a reimbursement to the Property Manager, who is the employer of record.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

The following table summarizes property management fees and reimbursements paid to Property Managers affiliated with Fortress:

	Year Ended December 31,
	2017	2016	2015
Property management fees	$18,296	$19,724	$16,167
Travel reimbursement costs	304	366	369
Property-level payroll expenses	92,167	104,180	85,477

As of December 31, 2017 and 2016, we had payables for property management fees of $1.4 million and $1.7 million, respectively, and property-level payroll expenses of $5.6 million and $5.5 million, respectively, which are included in “Due to affiliates” in the Consolidated Balance Sheets. The Property Management Agreements with affiliated managers have initial terms of 5 or 10 years and provide for automatic one-year extensions after the initial term, subject to termination rights.

In October 2016, we sold two properties and, pursuant to the Property Management Agreement, paid an early termination fee of $1.8 million to Blue Harbor. See Note 3 for further information.

Triple Net Lease Agreements

Within our Triple Net Lease segment, we are party to triple net leases with Holiday. Pursuant to the leases, the tenant is required to pay monthly rent payments in accordance with the lease terms. Such payments amounted to $74.2 million, $71.0 million and $68.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

10.	INCOME TAXES
New Senior is organized and conducts its operations to qualify as a REIT under the requirements of the Code. However, certain of our activities are conducted through our TRS and therefore are subject to federal and state income taxes at regular corporate tax rates.

The Tax Cuts and Jobs Act

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act includes a number of significant changes to existing U.S. corporate income tax laws, most notably a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent, effective January 1, 2018. We measure deferred tax assets using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. Accordingly, our deferred tax assets were remeasured to reflect the reduction in the U.S. corporate income tax rate, resulting in a non-recurring $3.0 million increase in income tax expense for the year ended December 31, 2017 and a corresponding decrease of the same amount in our deferred tax assets as of December 31, 2017.
The following table presents the provision (benefit) for income taxes:

	Year Ended December 31,
	2017	2016	2015
Current
Federal	$(10)	$16	$26
State and local	337	326	84
Total current provision	327	342	110
Deferred
Federal	3,376	89	(3,576)
State and local	(191)	8	(189)
Total deferred provision	3,185	97	(3,765)
Total provision (benefit) for income taxes	$3,512	$439	$(3,655)

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

Generally, our effective tax rate differs from the federal statutory rate as a result of state and local taxes and non-taxable REIT income. The table below provides a reconciliation of our provision for income taxes, based on the statutory rate of 35%, to the effective tax rate.

	Year Ended December 31,
	2017	2016	2015
Statutory U.S. federal income tax rate	35.00%	35.00%	35.00%
Non-taxable REIT (loss)	(32.19)%	(35.16)%	(30.87)%
State and local taxes	0.61%	(0.39)%	0.16%
Change in federal tax rate	18.87%	—%	—%
Other	0.06%	(0.06)%	(0.06)%
Effective income tax rate	22.35%	(0.61)%	4.23%

The tax effects of temporary differences that give rise to significant portions of our deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2017	2016
Deferred tax assets:
Prepaid fees and rent	$790	$1,816
Net operating loss	4,050	4,386
Deferred rent	949	3,129
Tax credits	42	42
Other	99	113
Total deferred tax assets	5,930	9,486
Less valuation allowance	—	—
Net deferred tax assets	5,930	9,486
Deferred tax liabilities:
Depreciation and amortization	455	826
Total deferred tax liabilities	455	826
Total net deferred tax assets	$5,475	$8,660

Net deferred tax assets are included within “Receivables and other assets, net” in the Consolidated Balance Sheets.

As of December 31, 2017, our TRS had a loss carryforward of approximately $15.8 million for federal and state income tax purposes, which will begin to expire in 2034. The net operating loss carryforward can generally be used to offset future taxable income, if and when it arises.

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income by the TRS during the periods in which temporary differences become deductible and before the net operating loss carryforward expires. We have not recorded a valuation allowance against our deferred tax assets as of December 31, 2017 as management believes that it is more likely than not that our deferred tax assets will be realized.

New Senior and our TRS file income tax returns with the U.S. federal government and various state and local jurisdictions. Generally, we are no longer subject to tax examinations by tax authorities for tax years ended prior to December 31, 2014. The examination of our TRS federal income tax return for the year ended December 31, 2013 was completed and is no longer subject to examination. The conclusion of the examination resulted in a minimal reduction to the TRS’s net operating loss carryforward. We have assessed our tax positions for all open years and concluded that there are no material uncertainties to be recognized. As of December 31, 2017, we do not believe that there will be a significant change to uncertain tax positions during the next 12 months.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

11.	EQUITY AND EARNINGS PER SHARE
Equity and Dividends

During the years ended December 31, 2017, 2016 and 2015, we declared dividends per common share of $1.04, $1.04 and $0.75, respectively.

During 2017, we issued an aggregate of 21,622 shares of our common stock to independent directors as compensation.

As of December 31, 2017, approximately 1.3 million shares of our common stock were held by Fortress, through its affiliates, and its principals.

Option Plan

Effective upon the spin-off, we have a Nonqualified Stock Option and Incentive Award Plan (the “Plan”) which provides for the grant of equity-based awards, including restricted stock, stock options, stock appreciation rights, performance awards, tandem awards and other equity-based and non-equity based awards, in each case to the Manager and to the directors, officers, employees, service providers, consultants and advisors of the Manager who perform services for New Senior and to New Senior’s directors, officers, service providers, consultants and advisors. New Senior has initially reserved 30 million shares of its common stock for issuance under the Plan; on the first day of each fiscal year beginning during the ten-year term of the Plan in and after calendar year 2014, that number will be increased by a number of shares of New Senior’s common stock equal to 10% of the number of shares of common stock newly issued by New Senior during the immediately preceding fiscal year. New Senior’s board of directors may also determine to issue options to the Manager that are not subject to the Plan, provided that the number of shares underlying any options granted to the Manager in connection with capital raising efforts would not exceed 10% of the shares sold in such offering and would be subject to NYSE rules.

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

2017 Activity

In the first quarter of 2017, strike prices for outstanding options were reduced by $0.97, reflecting the portion of our 2016 dividends which were deemed return of capital.

2016 Activity

In the first quarter of 2016, strike prices for outstanding options were reduced by $0.98, reflecting the portion of our 2015 dividends which were deemed return of capital.

In March 2016, we granted options to a new director relating to 5,000 shares of common stock, the grant date fair value of which was not material.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

Our outstanding options are summarized as follows:

	Options Outstanding at December 31, 2016	2017 Activity		Options Outstanding at December 31, 2017
		Expired	Reverted to Manager
Held by the Manager	6,578,114	(110,029)	266,657	6,734,742
Issued to the Manager and subsequently transferred to certain of the Manager’s employees	675,240	(6,301)	(266,657)	402,282
Issued to the independent directors	25,000	—	—	25,000
Total outstanding options	7,278,354	(116,330)	—	7,162,024

The following table summarizes our outstanding options as of December 31, 2017. The last sale price on the NYSE for our common stock in the year ended December 31, 2017 was $7.56 per share.

Recipient	Date of Grant (A)	Options Outstanding and Exercisable	Weighted Average Exercise Price (B)	Intrinsic Value (millions)
Manager	March 2011	182,527	$5.23	$0.4
Manager	September 2011	283,305	2.14	1.5
Manager	April 2012	257,660	5.71	0.5
Manager	May 2012	312,026	6.80	0.2
Manager	July 2012	346,343	6.76	0.3
Manager	January 2013	958,331	12.47	—
Manager	February 2013	383,331	14.90	—
Manager	June 2013	670,829	15.94	—
Manager	November 2013	965,847	17.28	—
Manager	August 2014	765,416	18.94	—
Directors	November 2014	20,000	15.26	—
Manager (C)	June 2015	2,011,409	11.80	—
Directors	March 2016	5,000	9.15	—
Total		7,162,024
Aggregate:
Weighted average exercise price		$12.72
Weighted average remaining life (years)		5.9
Intrinsic value (millions)		$2.9

(A)	Options expire on the tenth anniversary from date of grant.

(B)	The strike prices are subject to adjustment in connection with return of capital dividends.

(C)	Includes 402,282 options that the Manager assigned to Fortress employees.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

Earnings Per Share

Basic EPS is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted EPS is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding plus the additional dilutive effect, if any, of common stock equivalents during each period. Our common stock equivalents are our outstanding stock options.

The following table presents the amounts used in computing our basic EPS and diluted EPS:

	Year Ended December 31,
	2017	2016	2015
Numerator
Net income (loss) applicable to common shares	$12,208	$(72,249)	$(82,425)

Denominator
Basic weighted average shares of common stock	82,145,295	82,357,349	76,601,161
Stock options (A)	596,027	—	—
Diluted weighted average shares of common stock	82,741,322	82,357,349	76,601,161

Basic earnings per common share	$0.15	$(0.88)	$(1.08)

Diluted earnings per common share	$0.15	$(0.88)	$(1.08)

(A)
During the years ended December 31, 2016 and 2015, 539,783 and 635,624 potentially dilutive shares, respectively, were excluded given our loss position, so basic EPS and diluted EPS were the same for each reporting period.

12.	CONCENTRATION OF CREDIT RISK
The following table presents our managed properties and triple net lease properties as a percentage of total real estate investments (based on their carrying amount):

	December 31,
	2017	2016	2015
Holiday - Managed Properties	44.4%	46.8%	46.8%
Holiday - Triple Net Lease Properties	36.8%	32.7%	32.1%
Blue Harbor	10.3%	10.5%	10.5%
Other	8.5%	10.0%	10.6%

Managed Properties

The following table presents the properties managed by Holiday and Blue Harbor as a percentage of segment real estate investments, net, segment revenue and segment NOI:

	As of and for the year ended December 31,
	2017		2016		2015
	Holiday	Blue Harbor	Holiday	Blue Harbor	Holiday	Blue Harbor
Segment real estate investments, net	73.1%	16.9%	78.2%	17.5%	77.9%	17.5%
Segment revenue	63.7%	28.3%	65.9%	29.6%	57.7%	38.8%
Segment NOI	73.4%	21.9%	72.3%	24.2%	62.2%	34.4%

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

Because Holiday and Blue Harbor manage, but do not lease our properties in the Managed Properties segment, we are not directly exposed to their credit risk in the same manner or to the same extent as that of our triple net lease tenants. However, we rely on Holiday and Blue Harbor’s personnel, expertise, accounting resources and information systems, proprietary information, good faith and judgment to manage our properties efficiently and effectively. We also rely on Holiday and Blue Harbor to otherwise operate our properties in compliance with the terms of the Property Management Agreements, although we have various rights as the property owner to terminate and exercise remedies under the Property Management Agreements. Holiday’s and Blue Harbor’s inability or unwillingness to satisfy their obligations under those agreements, to efficiently and effectively manage our properties, or to provide timely and accurate accounting information could have a material adverse effect on us. Additionally, significant changes in Holiday’s and Blue Harbor’s senior management or adverse developments in their business and affairs or financial condition could have a material adverse effect on us.
Triple Net Lease Properties
The following table presents rental revenue in our triple net lease agreements with the tenant for the Holiday Portfolios as a percentage of our total revenue and total NOI:

	Year Ended December 31,
	2017	2016	2015
Total revenue	19.9%	18.9%	23.0%
Total NOI	40.7%	38.9%	45.0%
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

Because the properties leased to the tenant for the Holiday Portfolios account for a significant portion of total revenues and NOI, our financial condition and results of operations could be weakened and our ability to service our indebtedness and to make distributions to stockholders could be limited if the tenant for the Holiday Portfolios becomes unable or unwilling to satisfy its obligations to us or to renew leases with us upon expiration of the terms thereof. We cannot assure that the tenant for the Holiday Portfolios will have sufficient assets, income and access to financing to enable it to satisfy its respective obligations to us, and any inability or unwillingness by the tenant for the Holiday Portfolios to do so could have a material adverse effect on our business, financial condition, results of operations and liquidity, our ability to service our indebtedness and other obligations and ability to make distributions to stockholders, as required for us to continue to qualify as a REIT. We also cannot assure that the tenant for the Holiday Portfolios will elect to renew leases with us upon expiration of the terms thereof or that we will be able to reposition any properties that are not renewed on a timely basis or on the same or better economic terms, if at all.
We monitor the creditworthiness of our tenants by evaluating the ability of the tenants to meet their lease obligations to us based on the tenants’ financial performance, including the evaluation of tenant lease obligations. We periodically obtain various financial and operational information and review this information in conjunction with contractually agreed coverage metrics to monitor the financial condition and performance of the tenants, and ultimately, the tenants’ ability to generate sufficient liquidity to meet their obligations under the leases.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

Each triple net master lease includes (i) a covenant requiring the tenant for the Holiday Portfolios to maintain a minimum lease coverage ratio, which the triple net master lease defines as net operating income less a reserve for capital expenditures for the applicable trailing 12-month period for the Holiday Portfolios divided by the base rental revenue for such trailing 12-month period, which steps up during the term of the lease and is subject to certain cure provisions, (ii) minimum capital expenditure requirements, (iii) customary operating covenants, events of default, and remedies, (iv) a non-compete clause restricting certain affiliates of the tenant for the Holiday Portfolios from developing or constructing new independent living properties within a specified radius of any property acquired by us in this transaction, and (v) restrictions on a change of control of the tenant for the Holiday Portfolios and Guarantor (as defined below), subject to certain exceptions. The triple net master leases also require the tenant for the Holiday Portfolios to fund a security deposit in the amount of approximately $43.4 million, which serves as security for the tenant for the Holiday Portfolios’ performance of its obligations to us. Additionally, the tenant for the Holiday Portfolios granted us a first priority security interest in certain personal property and receivables arising from the operations of the Holiday Portfolios, which security interest also secures the tenant for the Holiday Portfolios’ obligations under the triple net master leases. The tenant for the Holiday Portfolios’ obligations to us under the triple net master leases are further guaranteed by Holiday AL Holdings LP, (the “Guarantor”), an affiliate of Fortress. The Guarantor is required to maintain a minimum net worth of $150.0 million, a minimum fixed charge coverage ratio of 1.10 and a maximum leverage ratio of 10 to 1. The minimum fixed charge coverage ratio and other financial covenants applicable to the Guarantor are not subject to a cure. A failure to comply with the covenants could give rise to an event of default under the applicable financings, which could have a material adverse effect on our financial position, cash flows, results of operations and liquidity.

13.	FUTURE MINIMUM RENTS
The following table sets forth future contracted minimum rents from tenants within the Triple Net Lease Properties segment, excluding contingent payment escalations, as of December 31, 2017:

Years Ending December 31
2018	$82,398
2019	85,240
2020	88,180
2021	91,222
2022	94,370
Thereafter	887,592
Total future minimum rents	$1,329,002

14.	COMMITMENTS AND CONTINGENCIES
As of December 31, 2017, management believes there are no material contingencies that would affect our results of operations, cash flows or financial position.

Certain Obligations, Liabilities and Litigation

We are and may become subject to various obligations, liabilities, investigations, inquiries and litigation assumed in connection with or arising from our on-going business, as well as acquisitions, sales, leasing and other activities. These obligations and liabilities (including the costs associated with investigations, inquiries and litigation) may be greater than expected or may not be known in advance. Any such obligations or liabilities could have a material adverse effect on our financial position, cash flows and results of operations, particularly if we are not entitled to indemnification, or if a responsible third party fails to indemnify us.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

Certain Tax-Related Covenants

If we are treated as a successor to Drive Shack under applicable U.S. federal income tax rules, and if Drive Shack failed to qualify as a REIT for a taxable year ending on or before December 31, 2015, we could be prohibited from electing to be a REIT. Accordingly, in the separation and distribution agreement entered into to effect our spin-off from Drive Shack (“Separation and Distribution Agreement”), Drive Shack (i) represented that it had no knowledge of any fact or circumstance that would cause us to fail to qualify as a REIT, (ii) covenanted to use commercially reasonable efforts to cooperate with New Senior as necessary to enable us to qualify for taxation as a REIT and receive customary legal opinions concerning REIT status, including providing information and representations to us and our tax counsel with respect to the composition of Drive Shack’s income and assets, the composition of its stockholders and its operation as a REIT, and (iii) covenanted to use its reasonable best efforts to maintain its REIT status for each of Drive Shack’s taxable years ending on or before December 31, 2015 (unless Drive Shack obtains an opinion from a nationally recognized tax counsel or a private letter ruling from the Internal Revenue Service (“IRS”) to the effect that Drive Shack’s failure to maintain its REIT status will not cause us to fail to qualify as a REIT under the successor REIT rule referred to above).

Proceedings Indemnified and Defended by Third Parties

From time to time, we are party to certain legal actions, regulatory investigations and claims for which third parties are contractually obligated to indemnify, defend and hold us harmless. While we are presently not being defended by any tenant and other obligated third parties in these types of matters, there is no assurance that our tenants, their affiliates or other obligated third parties will continue to defend us in these matters, or that such parties will have sufficient assets, income and access to financing to enable them to satisfy their defense and indemnification obligations to us.

Environmental Costs

As a commercial real estate owner, we are subject to potential environmental costs. As of December 31, 2017, management is not aware of any environmental concerns that would have a material adverse effect on our financial position or results of operations.

Capital Improvement, Repair and Lease Commitments

We have agreed to make $1.0 million available for capital improvements during the 15 year lease period to the triple net lease property under Watermark, none of which has been funded as of December 31, 2017. Upon funding these capital improvements, we will be entitled to a rent increase.

15.	SUBSEQUENT EVENTS
These consolidated financial statements include a discussion of material events, if any, which have occurred subsequent to December 31, 2017 (referred to as subsequent events) through the issuance of the consolidated financial statements.

In February 2018, we exercised an option to extend a balloon payment of $50.7 million from April 2018 to April 2019.

On February 22, 2018, our board of directors declared a cash dividend on our common stock of $0.26 per common share for the quarter ended December 31, 2017. The dividend is payable on March 22, 2018 to shareholders of record on March 8, 2018.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016 and 2015
(dollars in tables in thousands, except share data)

16.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarter Ended				Year Ended December 31
	March 31	June 30	September 30	December 31
2017
Revenue	$114,973	$114,286	$112,955	$106,916	$449,130
Net operating income	55,389	55,618	54,346	53,732	219,085
(Loss) income before income taxes	(9,689)	3,268	(14,619)	36,760	15,720
Income tax expense (benefit)	206	147	(80)	3,239	3,512
Net (loss) income	$(9,895)	$3,121	$(14,539)	$33,521	$12,208

Net (loss) income per share of common stock
Basic	$(0.12)	$0.04	$(0.18)	$0.41	$0.15
Diluted	$(0.12)	$0.04	$(0.18)	$0.41	$0.15
Weighted average number of shares of common stock outstanding
Basic	82,140,750	82,142,562	82,148,869	82,148,869	82,145,295
Diluted	82,140,750	82,778,761	82,148,869	82,632,232	82,741,322

2016
Revenue	$117,945	$118,541	$118,457	$117,495	$472,438
Net operating income	57,320	57,935	57,103	57,053	229,411
Loss before income taxes	(22,074)	(27,883)	(19,459)	(2,394)	(71,810)
Income tax (benefit) expense	(226)	(525)	782	408	439
Net loss	$(21,848)	$(27,358)	$(20,241)	$(2,802)	$(72,249)

Loss per share of common stock
Basic and diluted	$(0.26)	$(0.33)	$(0.25)	$(0.03)	$(0.88)
Weighted average number of shares of common stock outstanding
Basic and diluted	83,066,599	82,114,218	82,126,397	82,127,247	82,357,349

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2017
(dollars in thousands)

		Location			Initial Cost to the Company				Gross Amount Carried at Close of Period
Property Name	Type	City	State	Encumbrances	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Total (A)	Accumulated Depreciation	Net Book Value	Year Constructed / Renovated	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Managed Properties
Andover Place	IL	Little Rock	AR	13,995	629	14,664	783	285	629	14,785	947	16,361	(1,381)	14,980	1991/NA	2015	3-40 years
Desert Flower	AL/MC	Scottsdale	AZ	17,050	2,295	16,901	101	1,414	2,295	17,814	602	20,711	(2,933)	17,778	1999/2005	2012	3-40 years
Arcadia Place	IL	Vista	CA	16,575	1,569	14,252	804	436	1,569	14,414	1,078	17,061	(1,477)	15,584	1989/NA	2015	3-40 years
Chateau at Harveston	IL	Temecula	CA	24,964	1,564	27,532	838	161	1,564	27,620	911	30,095	(2,453)	27,642	2008/NA	2015	3-40 years
Golden Oaks	IL	Yucaipa	CA	22,454	772	24,989	867	324	772	25,118	1,062	26,952	(2,415)	24,537	2008/NA	2015	3-40 years
Orchard Park	AL/MC	Clovis	CA	15,957	1,126	16,889	45	702	1,126	17,351	285	18,762	(2,816)	15,946	1998/2007	2012	3-40 years
Rancho Village	IL	Palmdale	CA	18,429	323	22,341	882	365	323	22,410	1,178	23,911	(2,270)	21,641	2008/NA	2015	3-40 years
Sunshine Villa	AL/MC	Santa Cruz	CA	20,661	2,243	21,082	58	795	2,243	21,498	437	24,178	(3,476)	20,702	1990/NA	2012	3-40 years
The Remington	IL	Hanford	CA	13,628	1,300	16,003	825	415	1,300	16,123	1,120	18,543	(1,561)	16,982	1997/NA	2015	3-40 years
The Springs of Escondido	IL	Escondido	CA	15,375	670	14,392	721	1,491	670	15,168	1,436	17,274	(1,502)	15,772	1986/NA	2015	3-40 years
The Springs of Napa	IL	Napa	CA	15,408	2,420	11,978	700	209	2,420	12,008	879	15,307	(1,306)	14,001	1996/NA	2015	3-40 years
Quincy Place	IL	Denver	CO	16,435	1,180	18,200	825	491	1,180	18,340	1,176	20,696	(1,659)	19,037	1996/NA	2015	3-40 years
Augustine Landing	IL	Jacksonville	FL	19,076	680	19,635	770	240	680	19,761	884	21,325	(1,679)	19,646	1999/NA	2015	3-40 years
Barkley Place	AL/MC	Fort Myers	FL	11,254	1,929	9,158	1,040	576	1,929	9,887	887	12,703	(2,205)	10,498	1988/NA	2013	3-40 years
Grace Manor	AL/MC	Port Orange	FL	4,146	950	4,482	135	152	950	4,560	209	5,719	(459)	5,260	2011/NA	2015	3-40 years
Marion Woods	IL	Ocala	FL	19,936	540	20,048	882	557	540	20,198	1,289	22,027	(1,941)	20,086	2003/NA	2015	3-40 years
Royal Palm	AL/MC	Port Charlotte	FL	14,173	2,019	13,696	1,370	2,055	2,019	14,686	2,435	19,140	(3,476)	15,664	1985/NA	2013	3-40 years
Sterling Court	IL	Deltona	FL	9,249	1,095	13,960	954	259	1,095	14,101	1,072	16,268	(1,726)	14,542	2008/NA	2015	3-40 years
Summerfield	AL/MC	Bradenton	FL	12,281	1,367	14,361	1,247	1,113	1,367	14,676	2,045	18,088	(3,471)	14,617	1988/NA	2013	3-40 years
Sunset Lake Village	AL/MC	Venice	FL	9,931	1,073	13,254	838	745	1,073	13,362	1,475	15,910	(2,592)	13,318	1998/NA	2013	3-40 years
University Pines	IL	Pensacola	FL	21,057	1,080	19,150	777	241	1,080	19,299	869	21,248	(1,642)	19,606	1996/NA	2015	3-40 years
Venetian Gardens	IL	Venice	FL	16,360	865	21,173	860	356	865	21,269	1,120	23,254	(2,227)	21,027	2007/NA	2015	3-40 years
Village Place	AL/MC	Port Charlotte	FL	8,262	1,064	8,503	679	742	1,064	8,604	1,320	10,988	(1,977)	9,011	1998/NA	2013	3-40 years
Windward Palms	IL	Boynton Beach	FL	16,597	1,564	20,097	867	672	1,564	20,349	1,287	23,200	(2,180)	21,020	2007/NA	2015	3-40 years
Ivy Springs Manor	AL/MC	Buford	GA	13,704	1,230	13,067	270	223	1,230	13,165	395	14,790	(1,171)	13,619	2012/NA	2015	3-40 years
Pinegate	IL	Macon	GA	12,902	540	12,290	811	257	540	12,403	955	13,898	(1,282)	12,616	2001/NA	2015	3-40 years
Kalama Heights	IL	Kihei	HI	22,896	3,360	27,212	846	512	3,360	27,422	1,148	31,930	(2,384)	29,546	2000/NA	2015	3-40 years
Willow Park	AL/MC	Boise	ID	13,308	1,456	13,548	58	554	1,456	13,948	212	15,616	(2,381)	13,235	1997/2011	2012	3-40 years
Grandview	AL/MC	Peoria	IL	11,358	1,606	12,015	280	337	1,606	12,192	440	14,238	(1,258)	12,980	2014	2014	3-40 years
Redbud Hills	IL	Bloomington	IN	16,500	2,140	17,839	797	226	2,140	17,945	917	21,002	(1,613)	19,389	1998/NA	2015	3-40 years
Greenwood Terrace	IL	Lenexa	KS	19,643	950	21,883	811	1,042	950	22,022	1,714	24,686	(2,117)	22,569	2003/NA	2015	3-40 years
Waterview Court	IL	Shreveport	LA	6,449	1,267	4,070	376	783	1,267	4,605	624	6,496	(910)	5,586	1999/NA	2015	3-40 years
Bluebird Estates	IL	East Longmeadow	MA	21,812	5,745	24,591	954	184	5,745	24,694	1,035	31,474	(2,629)	28,845	2008/NA	2015	3-40 years
Quail Run Estates	IL	Agawam	MA	18,799	1,410	21,330	853	547	1,410	21,550	1,180	24,140	(2,139)	22,001	1996/NA	2015	3-40 years

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2017
(dollars in thousands)

		Location			Initial Cost to the Company				Gross Amount Carried at Close of Period
Property Name	Type	City	State	Encumbrances	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Total (A)	Accumulated Depreciation	Net Book Value	Year Constructed / Renovated	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Genesee Gardens	IL	Flint Township	MI	15,900	420	17,080	825	439	420	17,356	988	18,764	(1,574)	17,190	2001/NA	2015	3-40 years
The Gardens	AL/MC	Ocean Springs	MS	6,109	850	7,034	460	446	850	7,247	693	8,790	(1,153)	7,637	1999/2004/2013	2014	3-40 years
Aspen View	IL	Billings	MT	14,110	930	22,611	881	146	930	22,784	854	24,568	(2,001)	22,567	1996/NA	2015	3-40 years
Cedar Ridge	IL	Burlington	NC	15,637	1,030	20,330	832	259	1,030	20,391	1,030	22,451	(1,718)	20,733	2006/NA	2015	3-40 years
Courtyards at Berne Village	AL/MC	New Bern	NC	14,958	1,657	12,893	1,148	865	1,657	13,254	1,652	16,563	(3,023)	13,540	1985/2004	2013	3-40 years
Crescent Heights	IL	Concord	NC	21,022	1,960	21,290	867	224	1,960	21,378	1,003	24,341	(2,267)	22,074	2008/NA	2015	3-40 years
Forsyth Court	IL	Winston Salem	NC	13,274	1,428	13,286	499	943	1,428	13,730	998	16,156	(1,562)	14,594	1989/NA	2015	3-40 years
Lodge at Wake Forest	IL	Wake Forest	NC	22,538	1,209	22,571	867	282	1,209	22,672	1,048	24,929	(2,265)	22,664	2008/NA	2015	3-40 years
Shads Landing	IL	Charlotte	NC	21,733	1,939	21,988	846	195	1,939	22,086	943	24,968	(2,371)	22,597	2008/NA	2015	3-40 years
Woods at Holly Tree	IL	Wilmington	NC	27,383	3,310	24,934	811	432	3,310	25,014	1,163	29,487	(2,170)	27,317	2001/NA	2015	3-40 years
Rolling Hills Ranch	IL	Omaha	NE	14,296	1,022	16,251	846	191	1,022	16,359	929	18,310	(1,825)	16,485	2007/NA	2015	3-40 years
Kirkwood Corners	AL/MC	Lee	NH	2,459	578	1,847	124	319	578	2,012	278	2,868	(429)	2,439	1996	2014	3-40 years
Maple Suites	IL	Dover	NH	24,895	1,084	30,943	838	274	1,084	31,059	996	33,139	(3,116)	30,023	2007/NA	2015	3-40 years
Pine Rock Manor	AL/MC	Warner	NH	8,074	780	8,580	378	395	780	8,784	569	10,133	(1,467)	8,666	1994	2014	3-40 years
Pines of New Market	AL/MC	Newmarket	NH	5,876	629	4,879	353	353	629	5,107	478	6,214	(853)	5,361	1999	2014	3-40 years
Montara Meadows	IL	Las Vegas	NV	11,670	1,840	11,654	1,206	1,250	1,840	12,160	1,950	15,950	(1,787)	14,163	1986/NA	2015	3-40 years
Manor at Woodside	IL	Poughkeepsie	NY	17,150	—	12,130	670	799	—	12,659	940	13,599	(2,418)	11,181	2001/NA	2013	3-40 years
Alexis Gardens	IL	Toledo	OH	17,384	450	18,412	811	310	450	18,537	996	19,983	(1,676)	18,307	2002/NA	2015	3-40 years
Copley Place	IL	Copley	OH	15,308	553	19,125	867	192	553	19,236	948	20,737	(2,009)	18,728	2008/NA	2015	3-40 years
Laurelwood	AL/MC	Dayton	OH	6,815	1,056	7,755	750	747	1,056	7,927	1,325	10,308	(1,795)	8,513	1994/NA	2014	3-40 years
Lionwood	IL	Oklahoma City	OK	4,523	744	5,180	383	588	744	5,430	721	6,895	(794)	6,101	2000/NA	2015	3-40 years
Parkrose Chateau	IL	Portland	OR	12,569	2,741	17,472	749	372	2,741	17,676	917	21,334	(1,613)	19,721	1991/NA	2015	3-40 years
Sheldon Park	AL/MC	Eugene	OR	19,158	929	20,662	91	777	929	21,265	265	22,459	(3,380)	19,079	1998/NA	2012	3-40 years
Stone Lodge	IL	Bend	OR	19,675	1,200	25,753	790	286	1,200	25,860	969	28,029	(2,056)	25,973	1999/NA	2015	3-40 years
Glen Riddle	AL/MC	Media	PA	19,753	1,932	16,169	870	835	1,932	16,599	1,275	19,806	(3,017)	16,789	1995/NA	2013	3-40 years
Niagara Village	IL	Erie	PA	12,845	750	16,544	790	679	750	16,649	1,364	18,763	(1,571)	17,192	1999/NA	2015	3-40 years
Schenley Gardens	AL/MC	Pittsburgh	PA	6,420	3,227	11,521	410	1,113	3,227	12,165	879	16,271	(2,245)	14,026	1996/NA	2013	3-40 years
Indigo Pines	IL	Hilton Head	SC	15,334	2,850	15,970	832	1,130	2,850	16,088	1,844	20,782	(1,671)	19,111	1999/NA	2015	3-40 years
Holiday Hills Estates	IL	Rapid City	SD	12,063	430	22,209	790	228	430	22,306	921	23,657	(1,815)	21,842	1999/NA	2015	3-40 years
Echo Ridge	IL	Knoxville	TN	20,910	1,522	21,469	770	204	1,522	21,577	866	23,965	(1,868)	22,097	1997/NA	2015	3-40 years
Maple Court	AL/MC	Powell	TN	3,674	761	6,482	305	113	761	6,490	410	7,661	(866)	6,795	2013	2014	3-40 years
Raintree Terrace	AL/MC	Knoxville	TN	7,338	643	8,643	490	468	643	8,776	825	10,244	(1,492)	8,752	2012	2014	3-40 years
Courtyards at River Park	AL/MC	Fort Worth	TX	20,518	2,140	16,671	672	1,660	2,140	17,639	1,364	21,143	(3,554)	17,589	1986/NA	2012	3-40 years
Cypress Woods	IL	Kingwood	TX	17,580	1,376	19,815	860	281	1,376	19,947	1,009	22,332	(2,099)	20,233	2008/NA	2015	3-40 years

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2017
(dollars in thousands)

		Location			Initial Cost to the Company				Gross Amount Carried at Close of Period
Property Name	Type	City	State	Encumbrances	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Total (A)	Accumulated Depreciation	Net Book Value	Year Constructed / Renovated	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Legacy at Bear Creek	AL/MC	Keller	TX	11,375	1,770	11,468	810	190	1,770	11,528	940	14,238	(1,099)	13,139	2013/NA	2015	3-40 years
Legacy at Georgetown	AL/MC	Georgetown	TX	14,625	3,540	14,653	840	100	3,540	14,700	893	19,133	(1,320)	17,813	2013/NA	2015	3-40 years
Windsor	AL/MC	Dallas	TX	21,453	5,580	31,306	1,250	1,493	5,580	32,088	1,961	39,629	(3,866)	35,763	1972/2009	2014	3-40 years
Canyon Creek	AL/MC	Cottonwood Heights	UT	15,776	1,488	16,308	59	1,028	1,488	16,847	548	18,883	(2,772)	16,111	2001/NA	2012	3-40 years
Chateau Brickyard	IL	Salt Lake City	UT	6,518	700	3,297	15	1,072	700	4,041	343	5,084	(957)	4,127	1984/2007	2012	3-40 years
Golden Living	AL/MC	Taylorsville	UT	7,363	1,111	3,126	39	984	1,111	3,765	384	5,260	(909)	4,351	1976/1994	2012	3-40 years
Heritage Place	AL/MC	Bountiful	UT	13,797	570	9,558	50	1,346	570	10,464	490	11,524	(2,111)	9,413	1978/2000	2012	3-40 years
Olympus Ranch	IL	Murray	UT	18,657	1,407	20,515	846	278	1,407	20,695	944	23,046	(2,018)	21,028	2008/NA	2015	3-40 years
Elm Park Estates	IL	Roanoke	VA	13,582	990	15,648	770	319	990	15,737	1,000	17,727	(1,449)	16,278	1991/NA	2015	3-40 years
Heritage Oaks	IL	Richmond	VA	11,407	1,630	9,570	705	790	1,630	9,945	1,120	12,695	(2,124)	10,571	1987/NA	2013	3-40 years
Bridge Park	IL	Seattle	WA	15,694	2,315	18,607	1,135	265	2,315	18,708	1,299	22,322	(2,075)	20,247	2008/NA	2015	3-40 years
Peninsula	IL	Gig Harbor	WA	21,190	2,085	21,983	846	121	2,085	22,059	891	25,035	(2,125)	22,910	2008/NA	2015	3-40 years
The Jefferson	IL	Middleton	WI	13,394	1,460	15,540	804	222	1,460	15,628	938	18,026	(1,466)	16,560	2005/NA	2015	3-40 years
Managed Properties Total				1,204,406	118,637	1,296,317	55,774	45,464	118,637	1,317,771	79,784	1,516,192	(158,519)	1,357,673
Triple Net Lease
Vista de la Montana	IL	Surprise	AZ	9,124	1,131	11,077	635	—	1,131	11,077	635	12,843	(1,674)	11,169	1998/NA	2013	3-40 years
Simi Hills	IL	Simi Valley	CA	18,626	3,209	21,999	730	—	3,209	21,999	730	25,938	(2,855)	23,083	2006/NA	2013	3-40 years
The Westmont	IL	Santa Clara	CA	13,359	—	18,049	754	—	—	18,049	754	18,803	(2,530)	16,273	1991/NA	2013	3-40 years
Courtyard at Lakewood	IL	Lakewood	CO	11,400	1,327	14,198	350	—	1,327	14,198	350	15,875	(1,782)	14,093	1992/NA	2013	3-40 years
Greeley Place	IL	Greeley	CO	10,550	237	13,859	596	—	237	13,859	596	14,692	(1,898)	12,794	1986/NA	2013	3-40 years
Parkwood Estates	IL	Fort Collins	CO	13,873	638	18,055	627	—	638	18,055	627	19,320	(2,355)	16,965	1987/NA	2013	3-40 years
Pueblo Regent	IL	Pueblo	CO	10,389	446	13,800	377	—	446	13,800	377	14,623	(1,703)	12,920	1985/NA	2013	3-40 years
Lodge at Cold Spring	IL	Rocky Hill	CT	18,765	—	25,807	605	—	—	25,807	605	26,412	(3,132)	23,280	1998/NA	2013	3-40 years
Village Gate	IL	Farmington	CT	19,263	3,591	23,254	268	—	3,591	23,254	268	27,113	(2,567)	24,546	1989/NA	2013	3-40 years
Cherry Laurel	IL	Tallahassee	FL	15,960	1,100	20,457	668	—	1,100	20,457	668	22,225	(2,668)	19,557	2001/NA	2013	3-40 years
Desoto Beach Club	IL	Sarasota	FL	18,153	668	23,944	668	—	668	23,944	668	25,280	(3,011)	22,269	2005/NA	2013	3-40 years
Regency Residence	IL	Port Richey	FL	11,460	1,100	14,088	771	—	1,100	14,088	771	15,959	(2,055)	13,904	1987/NA	2013	3-40 years
Illahee Hills	IL	Urbandale	IA	9,342	694	11,980	476	—	694	11,980	476	13,150	(1,635)	11,515	1995/NA	2013	3-40 years
Palmer Hills	IL	Bettendorf	IA	9,117	1,488	10,878	466	—	1,488	10,878	466	12,832	(1,488)	11,344	1990/NA	2013	3-40 years
Blair House	IL	Normal	IL	11,097	329	14,498	627	—	329	14,498	627	15,454	(2,014)	13,440	1989/NA	2013	3-40 years
Grasslands Estates	IL	Wichita	KS	13,783	504	17,888	802	—	504	17,888	802	19,194	(2,500)	16,694	2001/NA	2013	3-40 years
Thornton Place	IL	Topeka	KS	10,995	327	14,415	734	—	327	14,415	734	15,476	(2,084)	13,392	1998/NA	2013	3-40 years
Jackson Oaks	IL	Paducah	KY	14,596	267	19,195	864	—	267	19,195	864	20,326	(2,680)	17,646	2004/NA	2013	3-40 years
Summerfield Estates	IL	Shreveport	LA	4,512	525	5,584	175	—	525	5,584	175	6,284	(709)	5,575	1988/NA	2013	3-40 years
Blue Water Lodge	IL	Fort Gratiot	MI	12,157	62	16,034	833	—	62	16,034	833	16,929	(2,357)	14,572	2001/NA	2013	3-40 years

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2017
(dollars in thousands)

		Location			Initial Cost to the Company				Gross Amount Carried at Close of Period
Property Name	Type	City	State	Encumbrances	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Total (A)	Accumulated Depreciation	Net Book Value	Year Constructed / Renovated	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Briarcrest Estates	IL	Ballwin	MO	13,133	1,255	16,509	525	—	1,255	16,509	525	18,289	(2,121)	16,168	1990/NA	2013	3-40 years
Country Squire	IL	St. Joseph	MO	12,814	864	16,353	627	—	864	16,353	627	17,844	(2,209)	15,635	1990/NA	2013	3-40 years
Orchid Terrace	IL	St. Louis	MO	20,268	1,061	26,636	833	—	1,061	26,636	833	28,530	(3,401)	25,129	2006/NA	2013	3-40 years
Chateau Ridgeland	IL	Ridgeland	MS	6,304	967	7,277	535	—	967	7,277	535	8,779	(1,207)	7,572	1986/NA	2013	3-40 years
Grizzly Peak	IL	Missoula	MT	12,505	309	16,447	658	—	309	16,447	658	17,414	(2,217)	15,197	1997/NA	2013	3-40 years
Durham Regent	IL	Durham	NC	18,340	1,061	24,149	605	—	1,061	24,149	605	25,815	(2,965)	22,850	1989/NA	2013	3-40 years
Jordan Oaks	IL	Cary	NC	16,855	2,103	20,847	774	—	2,103	20,847	774	23,724	(2,779)	20,945	2003/NA	2013	3-40 years
Sky Peaks	IL	Reno	NV	15,246	1,061	19,793	605	—	1,061	19,793	605	21,459	(2,565)	18,894	2002/NA	2013	3-40 years
Fleming Point	IL	Greece	NY	15,806	699	20,644	668	—	699	20,644	668	22,011	(2,661)	19,350	2004/NA	2013	3-40 years
Maple Downs	IL	Fayetteville	NY	19,465	782	25,656	668	—	782	25,656	668	27,106	(3,165)	23,941	2003/NA	2013	3-40 years
Stoneybrook Lodge	IL	Corvallis	OR	14,724	1,543	18,119	843	—	1,543	18,119	843	20,505	(2,558)	17,947	1999/NA	2013	3-40 years
Fountains at Hidden Lakes	IL	Salem	OR	5,308	903	6,568	—	—	903	6,568	—	7,471	(735)	6,736	1990/NA	2013	3-40 years
Hidden Lakes	IL	Salem	OR	13,442	1,389	16,639	893	—	1,389	16,639	893	18,921	(2,433)	16,488	1990/NA	2013	3-40 years
Rock Creek	IL	Hillsboro	OR	9,865	1,617	11,783	486	—	1,617	11,783	486	13,886	(1,601)	12,285	1996/NA	2013	3-40 years
Sheldon Oaks	IL	Eugene	OR	13,948	1,577	17,380	675	—	1,577	17,380	675	19,632	(2,353)	17,279	1995/NA	2013	3-40 years
The Regent	IL	Corvallis	OR	6,436	1,111	7,720	228	—	1,111	7,720	228	9,059	(965)	8,094	1983/NA	2013	3-40 years
Essex House	IL	Lemoyne	PA	19,523	936	25,585	668	—	936	25,585	668	27,189	(3,149)	24,040	2002/NA	2013	3-40 years
Manor at Oakridge	IL	Harrisburg	PA	18,568	992	24,379	764	—	992	24,379	764	26,135	(3,100)	23,035	2000/NA	2013	3-40 years
Walnut Woods	IL	Boyertown	PA	13,401	308	18,058	496	—	308	18,058	496	18,862	(2,233)	16,629	1997/NA	2013	3-40 years
Watermark at Logan Square	CCRC	Philadelphia	PA	51,036	8,575	46,031	2,380	990	8,575	46,776	2,625	57,976	(4,492)	53,484	1984/2009	2015	3-40 years
Uffelman Estates	IL	Clarksville	TN	8,130	625	10,521	298	—	625	10,521	298	11,444	(1,318)	10,126	1993/NA	2013	3-40 years
Arlington Plaza	IL	Arlington	TX	7,562	319	9,821	391	—	319	9,821	391	10,531	(1,347)	9,184	1987/NA	2013	3-40 years
The El Dorado	IL	Richardson	TX	10,230	1,316	12,220	710	—	1,316	12,220	710	14,246	(1,850)	12,396	1996/NA	2013	3-40 years
Ventura Place	IL	Lubbock	TX	14,360	1,018	18,034	946	—	1,018	18,034	946	19,998	(2,666)	17,332	1997/NA	2013	3-40 years
Dogwood Estates	IL	Denton	TX	14,380	1,002	18,525	714	—	1,002	18,525	714	20,241	(2,502)	17,739	2005/NA	2013	3-40 years
Madison Estates	IL	San Antonio	TX	11,826	1,528	14,850	268	—	1,528	14,850	268	16,646	(1,720)	14,926	1984/NA	2013	3-40 years
Pinewood Hills	IL	Flower Mound	TX	14,443	2,073	17,552	704	—	2,073	17,552	704	20,329	(2,398)	17,931	2007/NA	2013	3-40 years
The Bentley	IL	Dallas	TX	10,761	2,351	12,270	526	—	2,351	12,270	526	15,147	(1,688)	13,459	1996/NA	2013	3-40 years
Whiterock Court	IL	Dallas	TX	11,004	2,837	12,205	446	—	2,837	12,205	446	15,488	(1,637)	13,851	2001/NA	2013	3-40 years
Pioneer Valley Lodge	IL	North Logan	UT	14,153	1,049	17,920	740	—	1,049	17,920	740	19,709	(2,488)	17,221	2001/NA	2013	3-40 years
Colonial Harbor	IL	Yorktown	VA	16,102	2,211	19,523	689	—	2,211	19,523	689	22,423	(2,571)	19,852	2005/NA	2013	3-40 years
Oakwood Hills	IL	Eau Claire	WI	14,233	516	18,872	645	—	516	18,872	645	20,033	(2,484)	17,549	2003/NA	2013	3-40 years
Triple Net Lease Total				720,692	63,601	897,945	33,034	990	63,601	898,690	33,279	995,570	(117,275)	878,295
Grand Total				1,925,098	182,238	2,194,262	88,808	46,454	182,238	2,216,461	113,063	2,511,762	(275,794)	2,235,968

(A)	For United States federal income tax purposes, the initial aggregate cost basis, including furniture, fixtures, and equipment, was approximately $2.52 billion as of December 31, 2017.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2017
(dollars in thousands)

The following table is a rollforward of the gross carrying amount and accumulated depreciation of real estate assets (depreciation is calculated on a straight line basis using the estimated useful lives detailed in Note 2):

	Year Ended December 31,
Gross carrying amount	2017	2016	2015
Beginning of period	$2,773,179	$2,790,928	$1,638,929
Acquisitions	—	—	1,140,896
Additions	20,667	21,285	11,411
Sales and/or transfers to assets held for sale	(280,593)	(23,213)	—
Disposals and other	(1,491)	(15,821)	(308)
End of period	$2,511,762	$2,773,179	$2,790,928

Accumulated depreciation
Beginning of period	$(218,968)	$(129,788)	$(56,988)
Depreciation expense	(91,623)	(92,372)	(72,767)
Sales and/or transfers to assets held for sale	34,728	3,084	—
Disposals and other	69	108	(33)
Balance at end of year	$(275,794)	$(218,968)	$(129,788)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES

(a)
Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2017, the Company’s internal controls over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference to our definitive proxy statement for the 2018 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A Exchange Act, within 120 days after the fiscal year ended December 31, 2017.

ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference to our definitive proxy statement for the 2018 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A Exchange Act, within 120 days after the fiscal year ended December 31, 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference to our definitive proxy statement for the 2018 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A Exchange Act, within 120 days after the fiscal year ended December 31, 2017.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Incorporated by reference to our definitive proxy statement for the 2018 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A Exchange Act, within 120 days after the fiscal year ended December 31, 2017.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated by reference to our definitive proxy statement for the 2018 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A Exchange Act, within 120 days after the fiscal year ended December 31, 2017.

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

	21.1	Subsidiaries of the Registrant.
	23.1	Consent of Ernst & Young LLP, independent registered accounting firm.
	23.2	Consent of Ernst & Young LLP, independent auditors, relating to financial statements of Holiday AL Holdings LP.

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
EX-99.1	Consolidated Financial Statements of Holiday AL Holdings LP for the years ended December 31, 2017, 2016, and 2015.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

NEW SENIOR INVESTMENT GROUP
By:	/s/ Wesley R. Edens
Wesley R. Edens
Chairman of the Board
February 27, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Wesley R. Edens
Wesley R. Edens
Chairman of the Board
February 27, 2018

By:	/s/ Susan Givens
Susan Givens
Director and Chief Executive Officer
February 27, 2018

By:	/s/ Bhairav Patel
Bhairav Patel
Interim Chief Financial Officer, Treasurer and Chief Accounting Officer
February 27, 2018

By:	/s/ Virgis W. Colbert
Virgis W. Colbert
Director
February 27, 2018

By:	/s/ Michael D. Malone
Michael D. Malone
Director
February 27, 2018

By:	/s/ Stuart A. McFarland
Stuart A. McFarland
Director
February 27, 2018

By:	/s/ Cassia van der Hoof Holstein
Cassia van der Hoof Holstein
Director
February 27, 2018

By:	/s/ Robert Savage
Robert Savage
Director
February 27, 2018