Form 10-Q
period 2018-03-31
New Senior Investment Group Inc.
filed 2018-05-10
CIK 1610114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Common stock, $0.01 par value per share: 82,148,869 shares outstanding as of May 4, 2018.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of New Senior Investment Group Inc.’s (“New Senior,” the “Company,” “we,” “us” or “our”) investments, the stability of our earnings, and our financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual outcome of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	uncertainty regarding the outcome of our ongoing exploration of strategic alternatives, including whether it will result in any transaction being consummated;

•	risks associated with the anticipated agreements contemplating termination of the triple net leases with certain affiliates of Holiday Retirement (“Holiday”);

•	our ability to comply with the terms of our financings, which depends in part on the performance of our operators;

•	any increase in our borrowing costs as a result of rising interest rates or other factors;

•	our ability to pay down, refinance, restructure or extend our indebtedness as it becomes due or as needed to comply with the terms of our covenants or to facilitate our ability to sell assets;

•
our ability to manage our liquidity and sustain distributions to our stockholders, particularly in light of the cash shortfall described in our risk factors under Item 1A. and under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources”;

•	our dependence on our property managers and tenants to operate our properties successfully and in compliance with the terms of our agreements with them, applicable law and the terms of our financings;

•	factors affecting the performance of our properties, such as increases in costs (including, but not limited to, the costs of labor, supplies, insurance and property taxes);

•
concentration risk with respect to Holiday, which, for the three months ended March 31, 2018, accounted for 71.6% of net operating income (“NOI”) from our Managed Properties segment and 93.4% of NOI from our Triple Net Lease Properties segment;

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

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	March 31, 2018	December 31, 2017
Assets	(Unaudited)
Real estate investments:
Land	$182,238	$182,238
Buildings, improvements and other	2,333,016	2,329,524
Accumulated depreciation	(297,035)	(275,794)
Net real estate property	2,218,219	2,235,968
Acquired lease and other intangible assets	69,139	264,438
Accumulated amortization	(59,406)	(249,198)
Net real estate intangibles	9,733	15,240
Net real estate investments	2,227,952	2,251,208

Cash and cash equivalents	120,834	137,327
Straight-line rent receivables	85,771	82,445
Receivables and other assets, net	38,190	37,047
Total Assets	$2,472,747	$2,508,027

Liabilities and Equity
Liabilities
Mortgage notes payable, net	$1,902,901	$1,907,928
Due to affiliates	8,957	9,550
Accrued expenses and other liabilities	89,709	84,664
Total Liabilities	$2,001,567	$2,002,142

Commitments and contingencies (Note 13)

Equity
Preferred stock $0.01 par value, 100,000,000 shares authorized and none issued or outstanding as of both March 31, 2018 and December 31, 2017	$—	$—
Common stock $0.01 par value, 2,000,000,000 shares authorized, 82,148,869 shares issued and outstanding as of both March 31, 2018 and December 31, 2017	821	821
Additional paid-in capital	898,135	898,132
Accumulated deficit	(427,776)	(393,068)
Total Equity	$471,180	$505,885

Total Liabilities and Equity	$2,472,747	$2,508,027

See notes to consolidated financial statements.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended March 31,
	2018	2017
Revenues
Resident fees and services	$75,343	$86,726
Rental revenue	23,875	28,247
Total revenues	99,218	114,973

Expenses
Property operating expense	52,099	59,584
Depreciation and amortization	26,725	37,518
Interest expense	21,923	23,066
Acquisition, transaction and integration expense	2,888	348
Management fees and incentive compensation to affiliate	3,752	3,824
General and administrative expense	3,752	4,011
Loss on extinguishment of debt	—	375
Other expense	1,380	135
Total expenses	112,519	128,861
Gain on sale of real estate	—	4,199
Loss before income taxes	(13,301)	(9,689)
Income tax expense	48	206
Net loss	$(13,349)	$(9,895)

Net loss per share of common stock
Basic and diluted (A)	$(0.16)	$(0.12)

Weighted average number of shares of common stock outstanding
Basic and diluted (B)	82,148,869	82,140,750

Dividends declared per share of common stock	$0.26	$0.26

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

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)
(dollars in thousands, except share data)

	Common Stock
	Shares	Amount	Accumulated Deficit	Additional Paid-in Capital	Total Equity
Equity at December 31, 2017	82,148,869	$821	$(393,068)	$898,132	$505,885
Fair value of stock options issued	—	—	—	3	3
Dividends declared	—	—	(21,359)	—	(21,359)
Net loss	—	—	(13,349)	—	(13,349)
Equity at March 31, 2018	82,148,869	$821	$(427,776)	$898,135	$471,180

See notes to consolidated financial statements.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2018	2017
Cash Flows From Operating Activities
Net loss	$(13,349)	$(9,895)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of tangible assets and amortization of intangible assets	26,749	37,555
Amortization of deferred financing costs	2,132	2,465
Amortization of deferred revenue, net	331	190
Amortization of premium on mortgage notes payable	—	(144)
Non-cash straight line rent	(3,326)	(4,581)
Gain on sale of real estate	—	(4,199)
Loss on extinguishment of debt	—	375
Provision for uncollectible receivables	345	645
Other non-cash expense	1,322	87
Changes in:
Receivables and other assets, net	(796)	(198)
Due to affiliates	(593)	(549)
Accrued expenses and other liabilities	2,915	(297)
Net cash provided by operating activities	$15,730	$21,454
Cash Flows From Investing Activities
Proceeds from the sale of real estate, net	$—	$14,956
Capital expenditures, net of insurance proceeds	(3,561)	(4,386)
Net cash (used in) provided by investing activities	$(3,561)	$10,570
Cash Flows From Financing Activities
Principal payments of mortgage notes payable	$(7,159)	$(4,900)
Repayments of mortgage notes payable	—	(14,730)
Payment of exit fee on extinguishment of debt	—	(178)
Payment of deferred financing costs	(587)	—
Purchase of interest rate caps	(280)	—
Payment of common stock dividend	(21,359)	(21,357)
Net cash used in financing activities	$(29,385)	$(41,165)
Net decrease in cash, cash equivalents and restricted cash	(17,216)	(9,141)
Cash, cash equivalents and restricted cash, beginning of period	157,485	97,517
Cash, cash equivalents and restricted cash, end of period	$140,269	$88,376

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$19,633	$20,679

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Issuance of common stock	$—	$139

Continued on next page

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2018	2017
Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents	$137,327	$58,048
Restricted cash (A)	20,158	39,469
Total, beginning of period	$157,485	$97,517

Cash and cash equivalents	$120,834	$50,338
Restricted cash (A)	19,435	38,038
Total, end of period	$140,269	$88,376

(A)
Primarily consists of (i) amounts held by lenders in tax, insurance, replacement reserve and other escrow accounts and (ii) security deposits and is included in “Receivables and other assets, net” in the Consolidated Balance Sheets.

See notes to consolidated financial statements.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2018
(dollars in tables in thousands, except share data)

1.	ORGANIZATION

New Senior is a REIT primarily focused on investing in private pay senior housing properties. As of March 31, 2018, we owned a diversified portfolio of 133 primarily private pay senior housing properties located across 37 states. We are listed on the New York Stock Exchange (“NYSE”) under the symbol “SNR” and are headquartered in New York, New York.

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

Triple Net Lease Properties – We own 52 properties subject to triple net lease arrangements (substantially all of which are leased to Holiday). These properties consist of 51 IL properties and 1 rental Continuing Care Retirement Communities (“CCRC”) property. In a triple net lease arrangement, the lessee agrees to operate and maintain the property at its own expense, including maintenance, utilities, taxes, insurance, repairs, capital improvements and the payroll expense of property-level employees. Our triple net lease agreements have initial terms of approximately 15 or 17 years and include renewal options and annual rent increases ranging from 2.5% to 4.5%.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP’’) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements include the accounts of New Senior and its consolidated subsidiaries. All significant intercompany transactions and balances have been eliminated. We consolidate those entities in which we have control over significant operating, financial and investing decisions of the entity. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included on Form 10-K for the year ended December 31, 2017, as filed with the SEC.

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2018
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

Significant Accounting Policies

There were no material changes to our significant accounting policies disclosed in our Form 10-K for the year ended December 31, 2017.

Recently Adopted Accounting Pronouncements

On January 1, 2018, we adopted ASU 2014-09, Revenues from Contracts with Customers (“ASC 606”) using the modified retrospective method of adoption. This standard requires revenue to be recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services. The adoption did not result in an adjustment to beginning retained earnings and did not have a significant impact on our consolidated financial statements. Substantially all of our revenue is generated through our triple net lease and managed property leasing arrangements, which are specifically excluded from ASC 606, and are accounted for under other applicable GAAP standards. We account for ancillary revenue under ASC 606. The timing and pattern of revenue recognition of our ancillary revenue under ASC 606 is consistent with that under the prior accounting model.

Additionally, real estate sales are within the scope of ASC 606, as amended by ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“ASU 2017-05”). ASU 2017-05 clarifies the scope of subtopic 610-20, Other Income - Gains and Losses from Derecognition of Nonfinancial Assets, and adds guidance for partial sales of nonfinancial assets. Under these models, income recognition for real estate sales is largely based on the transfer of control versus continuing involvement under the current guidance. As a result, more transactions may qualify as sales of real estate and gains or losses may be recognized earlier. Sales of our real estate are generally not executory across points in time and our performance obligations from these contracts are expected to fall within a single period.

On January 1, 2018, we adopted ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash, which requires that the statement of cash flows include a reconciliation and explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This standard impacts the presentation of our Consolidated Statements of Cash Flows as activity between cash and cash equivalents and restricted cash is no longer presented in our operating, financing or investing activities. Upon adoption, the changes in classification within the statement of cash flows is applied retrospectively to all periods presented. The adoption of this standard resulted in a $0.4 million decrease to the amount of net cash provided by operating activities and a $1.1 million decrease to the amount of net cash provided by investing activities for the three months ended March 31, 2017.

On January 1, 2018, we adopted ASU 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments, which provides guidance on how certain cash receipts and cash payments are to be presented and classified on the statement of cash flows. The adoption of this standard did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases. This standard amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The effective date of the standard will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, and early adoption is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We continue to assess the guidance and the impact it may have on our consolidated financial statements and have initiated a review to identify non-lease components, if any, in our lease agreements.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2018
(dollars in tables in thousands, except share data)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, Measurement of Credit Losses on Financial Instruments. This standard replaces the current incurred loss methodology with a methodology that reflects expected credit losses. Under this methodology, a company would recognize an impairment allowance equal to its current estimate of all contractual cash flows that it does not expect to collect from financial assets measured at amortized cost. The effective date of the standard will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, and early adoption is permitted beginning after December 15, 2018. We are assessing the impact this guidance may have on our consolidated financial statements.

3.	DISPOSITIONS

We did not have any dispositions during the three months ended March 31, 2018.

During the three months ended March 31, 2017, we sold two AL/MC properties in the Managed Properties segment for a sale price of $15.5 million, and recognized a gain on sale of $4.2 million, net of selling costs. In connection with this sale, we repaid $14.7 million of debt.

4.	SEGMENT REPORTING

We operate in two reportable business segments: Managed Properties and Triple Net Lease Properties. Under our Managed Properties segment, we invest in senior housing properties throughout the United States and engages property managers to manage those senior housing properties. Under our Triple Net Lease Properties segment, we invest in senior housing and healthcare properties throughout the United States and lease those properties to healthcare operating companies under triple net leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, taxes, insurance, repairs, capital improvements and the payroll expense of property-level employees.

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

Depreciation and amortization, interest expense, acquisition, transaction and integration expense, management fees and incentive compensation to affiliate, general and administrative expense, loss on extinguishment of debt, other expense, gain on sale of real estate and income tax expense are not allocated to individual segments for purposes of assessing segment performance. There are no intersegment sales or transfers.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2018
(dollars in tables in thousands, except share data)

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Triple Net Lease Properties	Managed Properties	Consolidated	Triple Net Lease Properties	Managed Properties	Consolidated
Revenues
Resident fees and services	$—	$75,343	$75,343	$—	$86,726	$86,726
Rental revenue	23,875	—	23,875	28,247	—	28,247
Less: Property operating expense	—	52,099	52,099	—	59,584	59,584
Segment NOI	$23,875	$23,244	$47,119	$28,247	$27,142	$55,389

Depreciation and amortization			26,725			37,518
Interest expense			21,923			23,066
Acquisition, transaction and integration expense			2,888			348
Management fees and incentive compensation to affiliate			3,752			3,824
General and administrative expense			3,752			4,011
Loss on extinguishment of debt			—			375
Other expense			1,380			135
Total expenses			60,420			69,277
Gain on sale of real estate			—			4,199
Loss before income taxes			(13,301)			(9,689)
Income tax expense			48			206
Net loss			$(13,349)			$(9,895)

Property operating expense includes property management fees, property-level payroll expense and travel reimbursement costs. See Note 10 for additional information on these expenses related to Blue Harbor and Holiday.

Assets by reportable business segment are reconciled to total assets as follows:

	March 31, 2018		December 31, 2017
	Amount	Percentage	Amount	Percentage
Managed Properties	$1,419,198	57.4%	$1,430,957	57.1%
Triple Net Lease Properties	970,246	39.2%	980,666	39.1%
All other assets (A)	83,303	3.4%	96,404	3.8%
Total assets	$2,472,747	100.0%	$2,508,027	100.0%

(A)	Primarily consists of corporate cash which is not directly attributable to our reportable business segments.

Rental revenue attributable to our triple net leases with Holiday accounted for 22.5% and 19.4% of our total revenues for the three months ended March 31, 2018 and 2017, respectively.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2018
(dollars in tables in thousands, except share data)

The following table presents the percentage of total revenues by geographic location:

	As of and for the three months ended March 31, 2018		As of and for the three months ended March 31, 2017
	Number of Communities	% of Total Revenue	Number of Communities	% of Total Revenue
Florida	15	12.9%	24	19.2%
California	11	11.6%	11	9.7%
Texas	13	9.2%	19	12.2%
North Carolina	9	7.5%	9	6.5%
Pennsylvania	7	7.2%	7	5.8%
Oregon	9	5.8%	9	4.8%
Other	69	45.8%	71	41.8%
Total	133	100.0%	150	100.0%

5.	REAL ESTATE INVESTMENTS

	March 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value
Land	$182,238	$—	$182,238	$182,238	$—	$182,238
Building and improvements	2,218,277	(224,335)	1,993,942	2,216,461	(208,540)	2,007,921
Furniture, fixtures and equipment	114,739	(72,700)	42,039	113,063	(67,254)	45,809
Total real estate investments	$2,515,254	$(297,035)	$2,218,219	$2,511,762	$(275,794)	$2,235,968

Depreciation expense was $21.2 million and $23.2 million for the three months ended March 31, 2018 and 2017, respectively.

The following table summarizes our real estate intangibles:

	March 31, 2018				December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Amortization Period
Above/below market lease intangibles, net	$1,607	$(404)	$1,203	12.7 years	$1,607	$(380)	$1,227	12.9 years
In-place lease and other intangibles	67,532	(59,002)	8,530	29.4 years	262,831	(248,818)	14,013	18.3 years
Total intangibles	$69,139	$(59,406)	$9,733		$264,438	$(249,198)	$15,240

Amortization expense was $5.5 million and $14.3 million for the three months ended March 31, 2018 and 2017, respectively.

During the three months ended March 31, 2018, we wrote-off $195.3 million of fully amortized in-place lease and other intangible assets.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2018
(dollars in tables in thousands, except share data)

We evaluated long-lived assets, primarily consisting of our real estate investments, for impairment indicators. In performing this evaluation, market conditions and our current intentions with respect to holding or disposing of the asset are considered. Where indicators of impairment are present, we evaluated whether the sum of the expected future undiscounted cash flows is less than book value. Based on such assessment, the future undiscounted cash flows of the underlying operations exceeds the carrying value of such real estate investments, including definite lived intangible assets. Therefore, we did not recognize any impairment loss during the periods presented.

6.	STRAIGHT-LINE RENT RECEIVABLES

Rental revenue from the Triple Net Lease Properties segment is recognized on a straight-line basis over the applicable term of the lease when collectability is reasonably assured. Recognizing rental revenue on a straight-line basis typically results in recognizing revenue in excess of cash amounts contractually due from our tenants during the first half of the lease term, creating a straight-line rent receivable. Our straight-line rent receivable was $85.8 million and $82.4 million as of March 31, 2018 and December 31, 2017, respectively.

We assess the collectability of straight-line rent receivables on an ongoing basis. This assessment is based on several qualitative and quantitative factors, including and as appropriate, the payment history of the triple net lease tenant, the tenant’s ability to satisfy its lease obligations, the value of the underlying collateral or deposit, if any, and current economic conditions. We considered the timeliness of lease payments, compliance with lease terms, security and other deposits posted by the tenants and collateral provided by the lease guarantors and determined no reserve was necessary for the periods presented.

7.	RECEIVABLES AND OTHER ASSETS, NET

	March 31, 2018	December 31, 2017
Escrows held by lenders (A)	$16,659	$16,936
Prepaid expenses	4,355	4,490
Resident receivables, net	2,826	2,672
Deferred tax assets, net	5,413	5,475
Security deposits	2,776	3,222
Income tax receivable	816	802
Other assets and receivables	5,345	3,450
Total receivables and other assets	$38,190	$37,047

(A)	Represents amounts held by lenders in tax, insurance, replacement reserve and other escrow accounts that are related to mortgage notes collateralized by New Senior’s properties.

The following table summarizes the allowance for doubtful accounts and the related provision for uncollectible receivables:

	Three Months Ended March 31,
	2018	2017
Balance, beginning of period	$938	$976
Provision for uncollectible receivables	345	645
Write-offs, net of recoveries	(448)	(502)
Balance, end of period	$835	$1,119

The provision for resident receivables and related write-offs are included in “Property operating expense” in the Consolidated Statements of Operations.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2018
(dollars in tables in thousands, except share data)

8.	MORTGAGE NOTES PAYABLE, NET

	March 31, 2018					December 31, 2017
	Outstanding Face Amount	Carrying Value (A)	Maturity Date	Stated Interest Rate	Weighted Average Maturity (Years)	Outstanding Face Amount	Carrying Value (A)
Managed Properties
Fixed Rate	$562,985	$559,806	Aug 2019 - Sep 2025	3.65% to 4.93%	6.3	$563,526	$560,182
Floating Rate (B)	638,043	633,668	Oct 2020 - May 2022	1M LIBOR + 2.20% to 1M LIBOR + 2.70%	3.8	640,880	636,166
Triple Net Lease Properties
Fixed Rate (C)	666,102	658,686	Jan 2021 - Jan 2024	3.80% to 7.40%	4.1	669,656	660,646
Floating Rate (D)	50,809	50,741	Apr 2019	3M LIBOR + 3.00%	1.1	51,036	50,934
Total	$1,917,939	$1,902,901			4.6	$1,925,098	$1,907,928

(A)	The totals are reported net of deferred financing costs of $15.0 million and $17.2 million as of March 31, 2018 and December 31, 2017, respectively.

(B)	Substantially all of these loans have LIBOR caps that range between 3.30% and 3.71% as of March 31, 2018.

(C)
Includes loans with an outstanding face amount of $335.0 million and $285.1 million, as of March 31, 2018, for which we bought down the interest rates to 4.00% and 3.80%, respectively, through January 2019. The interest rates will increase to 4.99% and 4.55%, respectively, thereafter.

(D)	We have an option to extend the maturity date to April 2020, subject to a fee of 0.125% of the then-outstanding principal balance.

During the three months ended March 31, 2017, we repaid $14.7 million of debt associated with the sale of two properties in the Managed Properties segment and recognized a loss on extinguishment of debt of $0.4 million, which represents the write-off of related unamortized deferred financing costs and other exit fees.

During the three months ended March 31, 2018, we exercised an option to extend a balloon payment of $50.7 million from April 2018 to April 2019.

The carrying value of the collateral relating to the fixed rate and floating rate mortgages was $1.5 billion and $0.8 billion as of both March 31, 2018 and December 31, 2017, respectively.

Our mortgage notes payable contain various customary financial and other covenants, in some cases including Debt Service Coverage Ratio and Project Yield, as defined in the agreements. We were in compliance with the covenants in our mortgage notes payable agreements as of March 31, 2018.

The fair values of mortgage notes payable as of both March 31, 2018 and December 31, 2017 was $1.9 billion. Mortgage notes payable are not measured at fair value in the Consolidated Balance Sheets. The disclosed fair value of mortgage notes payable, classified as level 3 within the fair value hierarchy, is based on a discounted cash flow valuation model. Significant inputs in the model include amounts and timing of expected future cash flows and market yields which are constructed based on inputs implied from similar debt offerings.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2018
(dollars in tables in thousands, except share data)

Interest rate caps

During the three months ended March 31, 2018, we renewed an interest rate cap on our floating rate debt which carries a LIBOR cap rate of 3.66%, has a notional value of $591.2 million and is effective through April 1, 2020. Our interest rate caps are level 2 instruments and we estimate the fair value based on pricing models that consider inputs including forward yield curves, cap strike rates, cap volatility and discount rates. We recognized fair value losses of $0.1 million for both the three months ended March 31, 2018 and 2017 which are included in “Other expense” in the Consolidated Statements of Operations and “Other non-cash expense” in the Consolidated Statements of Cash Flows. The fair value was $0.2 million as of March 31, 2018 and is included in “Receivables and other assets, net” in the Consolidated Balance Sheets. The fair value as of December 31, 2017 was not material.

9.	ACCRUED EXPENSES AND OTHER LIABILITIES

	March 31, 2018	December 31, 2017
Security deposits payable	$47,103	$46,291
Escrow liabilities (A)	6,100	6,664
Accounts payable	12,105	9,794
Mortgage interest payable	6,455	6,297
Deferred community fees, net	4,772	4,612
Rent collected in advance	2,745	2,091
Property tax payable	3,563	3,331
Other liabilities	6,866	5,584
Total accrued expenses and other liabilities	$89,709	$84,664

(A)	Represents amounts held by lenders in tax, insurance, replacement reserve and other escrow accounts that are related to mortgage notes collateralized by New Senior’s triple net lease properties.

10.	TRANSACTIONS WITH AFFILIATES

Management Agreements

We are party to a management agreement (the “Management Agreement”) with the Manager, under which the Manager advises us on various aspects of our business and manages our day-to-day operations, subject to the supervision of our board of directors. For its management services, the Manager is entitled to a base management fee of 1.5% per annum of our gross equity. Gross equity is generally defined as the equity invested by Drive Shack Inc. (“Drive Shack”) (including cash contributed to us) as of the completion of the spin-off from Drive Shack, plus the aggregate offering price from stock offerings, plus certain capital contributions to subsidiaries, less capital distributions (calculated without regard to depreciation and amortization) and repurchases of common stock, calculated and payable monthly in arrears in cash. We incurred management fees of $3.8 million during both the three months ended March 31, 2018 and 2017, under the Management Agreement, which are included in “Management fees and incentive compensation to affiliate” in the Consolidated Statements of Operations. As of March 31, 2018 and December 31, 2017, we had a payable for management fees of $1.2 million and $1.3 million, respectively, which is included in “Due to affiliates” in the Consolidated Balance Sheets.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2018
(dollars in tables in thousands, except share data)

The Manager is entitled to receive, on a quarterly basis, incentive compensation on a cumulative, but not compounding basis, in an amount equal to the product of (A) 25% of the dollar amount by which (1)(a) funds from operations (as defined in the Management Agreement) before the incentive compensation per share of common stock, plus (b) gains (or losses) from sales of property per share of common stock, plus (c) internal and third party acquisition-related expenses, plus (d) unconsummated transaction expenses, and plus (e) other non-routine items (as defined in the Management Agreement), exceed (2) an amount equal to (a) the weighted average value per share of the equity invested by Drive Shack in the assets of New Senior (including cash contributed to us) as of the completion of the spin-off and the price per share of our common stock in any offerings by us (adjusted for prior capital dividends or capital distributions, which shall be calculated without regard to depreciation and amortization and repurchases of common stock) multiplied by (b) a simple interest rate of 10% per annum, multiplied by (B) the weighted average number of shares of common stock outstanding. The Manager did not earn incentive compensation during the three months ended March 31, 2018 or 2017. The Manager is also entitled to receive, upon the successful completion of an equity offering, options with respect to 10% of the number of shares sold in the offering with an exercise price equal to the price paid by the purchaser in the offering.

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

The following table summarizes our reimbursement to the Manager for costs incurred for tasks and other services performed by the Manager under the Management Agreement:

	Three Months Ended March 31,
	2018	2017
Included in:
General and administrative expense	$1,777	$2,020
Acquisition, transaction and integration expense	487	362
Total reimbursements to the Manager	$2,264	$2,382

As of March 31, 2018 and December 31, 2017, we had a payable for Manager reimbursements of $0.8 million and $1.3 million, respectively, which is included in “Due to affiliates” in the Consolidated Balance Sheets.

Property Management Agreements

Within our Managed Properties segment, we are party to Property Management Agreements with Blue Harbor, an affiliate of Fortress, and Holiday, a portfolio company that is majority owned by a private equity fund managed by an affiliate of Fortress, to manage most of its senior housing properties. Pursuant to these Property Management Agreements, we pay monthly property management fees. For AL/MC properties managed by Blue Harbor and Holiday, we pay management fees equal to 6% of effective gross income for the first two years and 7% thereafter. For IL properties managed by Blue Harbor and Holiday, we generally pay management fees equal to 5% of effective gross income. For certain property management agreements, we may also pay an incentive fee based on operating performance of the properties. No incentive fees were incurred during the three months ended March 31, 2018 and 2017. Property management fees are included in “Property operating expense” in the Consolidated Statements of Operations. Other amounts paid to affiliated managers that are included in property operating expense are payroll expense and travel reimbursement costs. The payroll expense is structured as a reimbursement to the Property Manager, who is the employer of record.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2018
(dollars in tables in thousands, except share data)

The following table summarizes property management fees and reimbursements paid to Property Managers affiliated with Fortress:

	Three Months Ended March 31,
	2018	2017
Property management fees	$3,881	$4,927
Travel reimbursement costs	56	85
Property-level payroll expenses	19,361	24,891

As of March 31, 2018 and December 31, 2017, we had payables for property management fees of $1.3 million and $1.4 million, respectively, and property-level payroll expenses of $5.6 million and $5.6 million, respectively, which are included in “Due to affiliates” in the Consolidated Balance Sheets. The Property Management Agreements with affiliated managers have initial terms of 5 or 10 years and provide for automatic one-year extensions after the initial term, subject to termination rights.

Triple Net Lease Agreements

Within our Triple Net Lease segment, we are party to triple net leases with Holiday. Pursuant to the leases, the tenant is required to pay monthly rent payments in accordance with the lease terms. Such payments amounted to $19.2 million and $18.6 million for the three months ended March 31, 2018 and 2017, respectively.

11.	INCOME TAXES

New Senior is organized and conducts its operations to qualify as a REIT under the requirements of the Internal Revenue Code of 1986, as amended (the “Code”). However, certain of our activities are conducted through our taxable REIT subsidiary (“TRS”) and therefore are subject to federal and state income taxes at regular corporate tax rates.

The following table presents the provision for income taxes:

	Three Months Ended March 31,
	2018	2017
Current
Federal	$(41)	$—
State and local	27	71
Total current provision	(14)	71
Deferred
Federal	58	95
State and local	4	40
Total deferred provision	62	135
Total provision for income taxes	$48	$206

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2018
(dollars in tables in thousands, except share data)

The following table presents the significant components of deferred tax assets:

	March 31, 2018	December 31, 2017
Deferred tax assets:
Prepaid fees and rent	$901	$790
Net operating losses	4,055	4,050
Deferred rent	728	949
Tax credits	—	42
Other	74	99
Total deferred tax assets	5,758	5,930
Less valuation allowance	—	—
Net deferred tax assets	5,758	5,930
Deferred tax liabilities:
Depreciation and amortization	345	455
Total deferred tax liabilities	345	455
Total net deferred tax assets	$5,413	$5,475

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income by the TRS during the periods in which temporary differences become deductible and before the net operating loss carryforward expires. We have not recorded a valuation allowance against our deferred tax assets as of March 31, 2018 or December 31, 2017 as management believes that it is more likely than not that our deferred tax assets will be realized.

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

12.	EQUITY

In the first quarter of 2018, strike prices for outstanding options were reduced by $1.04, reflecting the portion of our 2017 dividends which were deemed return of capital.

In March 2018, we granted options to a new director relating to 5,000 shares of common stock, the grant date fair value of which was not material.

As of March 31, 2018, approximately 1.3 million shares of our common stock were held by Fortress, through its affiliates, and its principals.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2018
(dollars in tables in thousands, except share data)

13.	COMMITMENTS AND CONTINGENCIES

As of March 31, 2018, management believes there are no material contingencies that would affect our results of operations, cash flows or financial position.

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

Proceedings Indemnified and Defended by Third Parties

From time to time, we are party to certain legal actions, regulatory investigations and claims for which third parties are contractually obligated to indemnify, defend and hold us harmless. While we are presently not being defended by any tenant and other obligated third parties in these types of matters, there is no assurance that our tenants, their affiliates or other obligated third parties will defend us in these matters in the future, or that such parties will have sufficient assets, income and access to financing to enable them to satisfy their defense and indemnification obligations to us.

Environmental Costs

As a commercial real estate owner, we are subject to potential environmental costs. As of March 31, 2018, management is not aware of any environmental concerns that would have a material adverse effect on our financial position or results of operations.

Capital Improvement and Repair Commitments

We have agreed to make $1.0 million available for capital improvements during the 15 year lease periods to the triple net lease property under Watermark, none of which has been funded as of March 31, 2018. Upon funding these capital improvements, we will be entitled to a rent increase.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2018
(dollars in tables in thousands, except share data)

14.	SUBSEQUENT EVENTS

These consolidated financial statements include a discussion of material events, if any, which have occurred subsequent to March 31, 2018 (referred to as subsequent events) through the issuance of the consolidated financial statements.

On May 9, 2018, we entered into an agreement (the “Lease Termination Agreement”) to terminate our triple net leases with affiliates of Holiday Retirement (collectively, “Holiday”). In exchange, we will receive $116 million of total consideration, including a $70 million termination payment and $46 million of retained security deposits. The effectiveness of the lease termination is subject to us completing a refinancing of the existing debt on the portfolio, which had an outstanding face amount of approximately $666 million and a coupon of 4.15% as of March 31, 2018, on or before May 21, 2018. We expect to refinance the existing debt with a one-year $720 million secured loan bearing interest at LIBOR plus 4.0% for the first six months and increasing by 50 basis points after the sixth monthly payment date and by an additional 50 basis points after the ninth monthly payment date. We expect to incur approximately $65 million of prepayment fees and expenses refinancing the existing debt. Pursuant to the Lease Termination Agreement, we also agreed to enter into property management agreements with Holiday, whereby Holiday will manage this portfolio.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand the results of operations and financial condition of New Senior. The following should be read in conjunction with the consolidated financial statements and notes thereto included within this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those included in Part II, Item 1A “Risk Factors.”

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

Recent Developments

On February 23, 2018, we announced that our board of directors, together with our management team and legal and financial advisors, has been conducting a process to explore and evaluate a full range of strategic alternatives to maximize stockholder value.

There can be no assurance that this process will result in a transaction or, if a transaction is undertaken, its terms or timing. We do not intend to make any further public comment regarding the review until it has been completed. We retained J.P. Morgan Securities LLC as our financial advisor and Skadden, Arps, Slate, Meagher & Flom LLP as our legal advisor to assist in this ongoing review.

On May 9, 2018, we entered into an agreement (the “Lease Termination Agreement”) to terminate our triple net leases with affiliates of Holiday Retirement (collectively, “Holiday”). In exchange, we will receive $116 million of total consideration, including a $70 million termination payment and $46 million of retained security deposits. The effectiveness of the lease termination is subject to us completing a refinancing of the existing debt on the portfolio, which had an outstanding face amount of approximately $666 million and a coupon of 4.15% as of March 31, 2018, on or before May 21, 2018. We expect to refinance the existing debt with a one-year $720 million secured loan bearing interest at LIBOR plus 4.0% for the first six months and increasing by 50 basis points after the sixth monthly payment date and by an additional 50 basis points after the ninth monthly payment date. We expect to incur approximately $65 million of prepayment fees and expenses refinancing the existing debt. Pursuant to the Lease Termination Agreement, we also agreed to enter into property management agreements with Holiday, whereby Holiday will manage this portfolio. For additional information, see Part II, Item 5. “Other Information.”

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

According to data from the National Investment Center for Seniors Housing and Care (“NIC”), occupancy in the first quarter decreased 40 basis points quarter over quarter and decreased 80 basis points year over year. New Senior’s occupancy results underperformed the industry in the first quarter of 2018, with same store managed occupancy down 160 basis points year over year.

Industry occupancy for IL facilities was down 60 basis points year over year, while industry occupancy for AL facilities was down 90 basis points year over year. Industry occupancy is expected to generally remain stable for the next four quarters.

Industry-wide, new supply remains high but continues to decrease. Units under construction represent 6.2% of inventory, but the ratio has decreased 100 basis points from a peak in the third quarter of 2016. The ratio of AL construction to inventory (7.8%) remains significantly higher than that for IL (4.9%).

Pressures from new competition remain significant for AL facilities in particular, including for some of those in our managed portfolio. Industry-wide for AL facilities, occupancy is at its lowest level since 2006 and labor cost growth is currently at its highest level since 2007. Industry rate growth continued its downward trend, softening to 2.2% year over year, with AL (up 2.6%) slightly outperforming IL (up 1.9%).

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

Three months ended March 31, 2018 compared to three months ended March 31, 2017

The following table provides a reconciliation of our segment NOI to net loss, and compares the results of operations for the respective periods:

	Three Months Ended March 31,		Increase (Decrease)
(dollars in thousands)	2018	2017	Amount	Percentage
Segment NOI for Managed Properties	$23,244	$27,142	$(3,898)	(14.4)%
Segment NOI for Triple Net Lease Properties	23,875	28,247	(4,372)	(15.5)%
Total segment NOI	47,119	55,389	(8,270)	(14.9)%
Expenses
Depreciation and amortization	26,725	37,518	(10,793)	(28.8)%
Interest expense	21,923	23,066	(1,143)	(5.0)%
Acquisition, transaction and integration expense	2,888	348	2,540	NM
Management fees and incentive compensation to affiliate	3,752	3,824	(72)	(1.9)%
General and administrative expense	3,752	4,011	(259)	(6.5)%
Loss on extinguishment of debt	—	375	(375)	NM
Other expense	1,380	135	1,245	NM
Total expenses	60,420	69,277	(8,857)	(12.8)%
Gain on sale of real estate	—	4,199	(4,199)	NM
Loss before income taxes	(13,301)	(9,689)	(3,612)	(37.3)%
Income tax expense	48	206	(158)	(76.7)%
Net loss	$(13,349)	$(9,895)	$(3,454)	(34.9)%
_______________
NM – Not meaningful

Managed Properties

The following table presents same store and total portfolio results as of and for the three months ended March 31, 2018 and 2017:

	Same Store Portfolio				Total Portfolio
(dollars in thousands)	2018	2017	Change	%	2018	2017	Change	%
Resident fees and services	$70,921	$70,950	$(29)	—%	$75,343	$86,726	$(11,383)	(13.1)%
Less: Property operating expense	48,319	47,189	1,130	2.4%	52,099	59,584	(7,485)	(12.6)%
NOI	$22,602	$23,761	$(1,159)	(4.9)%	$23,244	$27,142	$(3,898)	(14.4)%

Total properties	77	77			81	92
Average available beds	8,889	8,876			9,543	11,296
Average occupancy (%)	85.4	87.0			84.7	86.1
Average monthly revenue per occupied bed	$3,113	$3,063			$3,109	$2,972

Resident fees and services

Total resident fees and services decreased $11.4 million. A decrease of approximately $11.1 million is attributable to the revenue of 13 sold properties. The remaining decrease was primarily attributable to a decrease in average occupancy rates, partially offset by an increase in average rental rates.

Same store resident fees and services was flat as a decrease in average occupancy rates was offset by an increase in average rental rates.

Property operating expense

Property operating expense decreased $7.5 million. A decrease of approximately $8.5 million is attributable to the operating expenses of 13 sold properties. This decrease was partially offset by higher labor and utilities costs.

Property operating expense includes property management fees and travel reimbursements paid to the Property Managers of $4.3 million and $5.2 million for the three months ended March 31, 2018 and 2017, respectively.

Same store property operating expense increased $1.1 million, primarily due to higher labor and utilities costs.

Segment NOI

Total segment NOI and same store segment NOI decreased $3.9 million and $1.2 million, respectively. See above for the variance explanations.

Triple Net Lease Properties

The following table presents same store and total portfolio results as of and for the three months ended March 31, 2018 and 2017:

	Same Store Portfolio				Total Portfolio
(dollars in thousands)	2018	2017	Change	%	2018	2017	Change	%
Rental revenue	$23,875	$23,875	$—	—%	$23,875	$28,247	$(4,372)	(15.5)%
NOI	$23,875	$23,875	$—	—%	$23,875	$28,247	$(4,372)	(15.5)%

Total properties	52	52			52	58
Average available beds	6,309	6,307			6,309	7,541
Average occupancy (%)	87.4	89.5			85.3	87.5

Total segment NOI decreased $4.4 million due to the sale of six properties in the fourth quarter of 2017. As a percentage of rental revenue, segment NOI was 100% of revenue for each fiscal year as the lessee operates the property and bears the related costs, including maintenance, utilities, taxes, insurance, repairs, capital improvements and the payroll expense of property-level employees.

Expenses

Depreciation and amortization

Depreciation and amortization expense decreased $10.8 million, primarily due to certain intangibles becoming fully amortized and the sale of 19 properties.

Interest expense

Interest expense decreased $1.1 million, primarily due to debt repayments of $190.0 million since March 31, 2017, partially offset by higher average interest rates on our floating rate debt. The weighted average effective interest rate for the three months ended March 31, 2018 and 2017 was 4.56% and 4.32%, respectively.

Acquisition, transaction and integration expense

Acquisition, transaction and integration expense increased $2.5 million, primarily due to diligence-related costs associated with our review of strategic alternatives to maximize stockholder value.

Management fees and incentive compensation to affiliate

Management fees and incentive compensation to affiliate expense decreased $0.1 million, primarily due to capital distributions in 2017.

General and administrative expense

General and administrative expense decreased $0.3 million, primarily due to a lower reimbursement to the Manager and a decrease in professional fees.

Loss on extinguishment of debt

During the three months ended March 31, 2017, we repaid $14.7 million of debt associated with the sale of two properties and recognized a loss on extinguishment of debt of $0.4 million.

Other expense

Other expense increased $1.2 million. On March 26, 2018, Florida passed the “Emergency Environmental Control for Assisted Living Facilities” bill (the “Florida Generator Bill”) which requires all assisted living facilities to have an alternative power source, such as a generator. During the fourth quarter of 2017, we sold nine Florida properties and agreed with the buyer to cover a portion of the costs to comply with this rule if it became effective. Accordingly, during the three months ended March 31, 2018, we recorded a loss of $0.9 million, which represents our current best estimate of the expected costs. The additional increase is primarily due to a higher fair value loss on our interest rate caps.

Other

Gain on sale of real estate

During the three months ended March 31, 2017, we sold two properties and recognized a gain on sale of $4.2 million.

Income tax expense

We are organized and conduct our operations to qualify as a REIT under the requirements of the Code. However, certain of our activities are conducted through our TRS and therefore are subject to federal and state income taxes. Income tax expense decreased $0.2 million, primarily due to our TRS generating less earnings.

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

The following table summarizes the geographic locations of our senior housing properties as of March 31, 2018:

	Managed Properties		Triple Net Lease Properties		Total
Location	Number of Communities	Number of Beds	Number of Communities	Number of Beds	Number of Communities	Number of Beds
Arizona	1	108	1	115	2	223
Arkansas	1	113	—	—	1	113
California	9	1,049	2	235	11	1,284
Colorado	1	119	4	439	5	558
Connecticut	—	—	2	277	2	277
Florida	12	1,488	3	370	15	1,858
Georgia	2	194	—	—	2	194
Hawaii	1	123	—	—	1	123
Idaho	1	121	—	—	1	121
Illinois	1	66	1	111	2	177
Indiana	1	114	—	—	1	114
Iowa	—	—	2	215	2	215
Kansas	1	117	2	238	3	355
Kentucky	—	—	1	117	1	117
Louisiana	1	120	1	103	2	223
Massachusetts	2	255	—	—	2	255
Michigan	1	119	1	121	2	240
Mississippi	1	67	1	94	2	161
Missouri	—	—	3	320	3	320
Montana	1	127	1	115	2	242
Nebraska	1	117	—	—	1	117
Nevada	1	174	1	121	2	295
New Hampshire	4	263	—	—	4	263
New York	1	120	2	234	3	354
North Carolina	7	916	2	240	9	1,156
Ohio	3	354	—	—	3	354
Oklahoma	1	121	—	—	1	121
Oregon	3	340	6	601	9	941
Pennsylvania	3	406	4	808	7	1,214
South Carolina	1	120	—	—	1	120
South Dakota	1	114	—	—	1	114
Tennessee	3	235	1	110	4	345
Texas	5	745	8	972	13	1,717
Utah	5	593	1	117	6	710
Virginia	2	234	1	120	3	354
Washington	2	275	—	—	2	275
Wisconsin	1	117	1	116	2	233
Total	81	9,544	52	6,309	133	15,853

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity needs are to (i) fund operating expenses, (ii) meet debt service requirements, (iii) fund recurring capital expenditures and investment activities, if applicable, and (iv) make distributions to stockholders. As of March 31, 2018, we had approximately $120.8 million in liquidity, consisting of unrestricted cash and cash equivalents. A portion of this amount is held in operating accounts used to fund expenses at our managed properties and, therefore, may not be available for distribution to stockholders.

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

Our cash flows from operating activities, less capital expenditures and principal payments (which increased meaningfully in May 2017), have been, and continue to be, less than the amount of distributions to our stockholders. We have funded the shortfall using cash on hand (including the proceeds from asset sales), which increased from $50.3 million as of March 31, 2017 to $120.8 million as of March 31, 2018 primarily on account of asset sales. As noted above, a portion of this amount is held in operating accounts used to fund expenses at our managed properties and, therefore, may not be available for distribution to stockholders.

On May 10, 2018, we announced that our board of directors has not made a determination regarding the amount of any dividend on our common stock for the quarter ended March 31, 2018. Our board of directors continues to evaluate our dividend policy, particularly in light of its ongoing review of strategic alternatives as well as the fact that our cash flows from operating activities, less capital expenditures and principal payments (which increased meaningfully in May 2017), have been, and continue to be, less than the amount of distributions to our stockholders. The board is expected to make its determination by June 1, 2018. There can be no assurance that we will pay cash dividends in an amount consistent with prior quarters. Any difference between the amount of any future dividend and the amount of dividends in prior quarters could be material, and there can be no assurance that our board will declare any dividend at all. See Part II, Item IA. “Risk Factors-Our board of directors is actively considering our dividend policy, and the amount of any future dividends could be materially lower than dividends paid in prior quarters” and “-We have not established a minimum distribution payment level, and we cannot assure you of our ability to maintain our current distribution payment level or to pay any distributions in the future.”

The expectations set forth above are forward-looking and subject to a number of uncertainties and assumptions, which are described below under “Factors That Could Impact Our Liquidity, Capital Resources and Capital Obligations” as well as “Part II, Item 1A. Risk Factors.” If our expectations about our liquidity prove to be incorrect, we could be subject to a shortfall in liquidity in the future, and this shortfall may occur rapidly and with little or no notice, which would limit our ability to address the shortfall on a timely basis.

Factors That Could Impact Our Liquidity, Capital Resources and Capital Obligations

The following factors could impact our liquidity, capital resources and capital obligations:

•
Holiday Lease Termination Agreement: We entered into agreements to terminate our triple net leases with Holiday, as described in Part II, Item 5. “Other Information,” and the outcome could impact our liquidity, depending on whether we are successful in terminating such leases.

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

Debt Obligations

Our mortgage notes payable contain various customary financial and other covenants, and in certain cases include a Debt Service Coverage Ratio, Project Yield or Minimum Net Worth and Liquid Assets provision, as defined in the agreements. As of March 31, 2018, we were in compliance with all of such covenants.

As noted above, our principal payments increased meaningfully in May 2017. See Note 8 to the consolidated financial statements for further information related to our mortgage notes as of March 31, 2018.

Capital Expenditures

For our Managed Properties segment, we anticipate that capital expenditures will be funded through operating cash flows from the Managed Properties. During the three months ended March 31, 2018, we funded $3.6 million of capital expenditures.

With respect to our Triple Net Lease Properties segment, the terms of these arrangements typically require the tenants to fund all necessary capital expenditures in order to maintain and improve the applicable senior housing properties. To the extent that our triple net leases with Holiday are terminated or our tenants are unwilling or unable to fund these capital expenditure obligations under the existing lease arrangements, we may fund capital expenditures with additional borrowings or cash flow from the operations of these senior housing properties. We may also provide corresponding loans or advances to tenants which would increase the rent payable to us. For further information regarding capital expenditures related to our triple net lease properties, see “Contractual Obligations” below and Note 13 to the consolidated financial statements.

Cash Flows

The following table provides a summary of our cash flows:

	Three Months Ended March 31,
(dollars in thousands)	2018	2017
Net cash provided by (used in)
Operating activities	$15,730	$21,454
Investing activities	(3,561)	10,570
Financing activities	(29,385)	(41,165)
Net decrease in cash, cash equivalents and restricted cash	(17,216)	(9,141)
Cash, cash equivalents and restricted cash, beginning of period	157,485	97,517
Cash, cash equivalents and restricted cash, end of period	$140,269	$88,376

Operating activities

Net cash provided by operating activities was $15.7 million and $21.5 million for the three months ended March 31, 2018 and 2017, respectively. The period-over-period decrease of $5.7 million was primarily due to the sale of 17 properties since March 31, 2017 and a decrease in average occupancy rates, partially offset by an increase in average rental rates.

Investing activities

Net cash used in investing activities was $3.6 million and net cash provided by investing activities was $10.6 million for the three months ended March 31, 2018 and 2017, respectively. The period-over-period decrease of $14.1 million was primarily due to proceeds of $15.0 million received from the sale of two properties during the three months ended March 31, 2017.

Financing activities

Net cash used in financing activities was $29.4 million and $41.2 million for the three months ended March 31, 2018 and 2017, respectively. The period-over-period decrease of $11.8 million was primarily due to debt repayments of $14.7 million during the three months ended March 31, 2017 associated with the sale of two properties, partially offset by an increase in principal payments of $2.3 million.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2018, we do not have any off-balance sheet arrangements. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, special purpose or variable interest entities established to facilitate off-balance sheet arrangements. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intend to provide additional funding to any such entities.

CONTRACTUAL OBLIGATIONS

As of March 31, 2018, we had the following material contractual obligations, including estimates of interest payments on our floating rate debt (dollars in thousands):

	Period from April 1, 2018 to December 31, 2018	2019 (A)	2020	2021	2022	Thereafter	Total
Principal payments	$21,060	$28,536	$29,642	$28,510	$19,812	$31,780	$159,340
Balloon payments	—	145,376	24,950	311,518	563,778	712,977	1,758,599
Subtotal	21,060	173,912	54,592	340,028	583,590	744,757	1,917,939
Interest (B)	60,437	81,881	76,885	59,058	42,083	66,785	387,129
Total obligations (C)	$81,497	$255,793	$131,477	$399,086	$625,673	$811,542	$2,305,068

(A)	We have an option to extend a balloon payment of approximately $50 million to April 2020, subject to a fee of 0.125% of the then-outstanding principal balance.

(B)
Estimated interest payments on floating rate debt is calculated using LIBOR rates in effect at March 31, 2018 and may not be indicative of actual payments. Actual payments may vary significantly due to LIBOR fluctuations. See Note 8 to the consolidated financial statements for further information about interest rates.

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

You should not consider non-GAAP measures as alternatives to GAAP net (loss) income, which is an indicator of our financial performance, or as alternatives to GAAP cash flow from operating activities, which is a liquidity measure. Additionally, non-GAAP measures are not intended to be a measure of our ability to satisfy our debt and other cash requirements. In order to facilitate a clear understanding of our consolidated historical operating results, you should examine our non-GAAP measures in conjunction with GAAP net (loss) income, cash flow from operating activities, investing activities and financing activities, as presented in our consolidated financial statements, and other financial data included elsewhere in this report. Moreover, the comparability of non-GAAP financial measures across companies may be limited as a result of differences in the manner in which real estate companies calculate such measures.

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

The following table sets forth a reconciliation of net loss to FFO, Normalized FFO and Adjusted EBITDA:

	Three Months Ended March 31,
(dollars in thousands)	2018	2017
Net loss	$(13,349)	$(9,895)
Gain on sale of real estate	—	(4,199)
Depreciation and amortization	26,725	37,518
FFO	13,376	23,424
Acquisition, transaction and integration expense	2,888	348
Loss on extinguishment of debt	—	375
Other expense (A)	1,380	135
Normalized FFO	17,644	24,282
Interest expense	21,923	23,066
Income tax expense	48	206
Adjusted EBITDA	$39,615	$47,554

(A)	Primarily includes a loss associated with the Florida Generator Bill and fair value losses on our interest rate caps.

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

There were no material changes to our critical accounting policies disclosed in our Form 10-K for the year ended December 31, 2017.

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

As of March 31, 2018 we had $688.9 million of floating rate debt, representing 35.9% of our total indebtedness, with a weighted average rate of 4.08%. A 100 basis point change in interest rates would change annual interest expense by $6.9 million on an annualized basis.

Credit Risk

We derive a portion of our revenue from long-term triple net leases in which the minimum rental payments are fixed with scheduled periodic increases.

The properties we lease to Holiday account for a significant portion of our total revenues and net operating income, and such concentration creates credit risk. Rental revenue attributable to our triple net leases with Holiday accounted for 22.5% and 19.4% of our total revenues for the three months ended March 31, 2018 and 2017, respectively. See Part II, Item 5. “Other Information” for a description of recent agreements relating to the anticipated termination of each of our triple net leases with Holiday.

We could be adversely affected if Holiday becomes unable or unwilling to satisfy its obligations to us. There is no assurance that Holiday, or our other tenants, will have sufficient assets, income and access to financing to enable it to satisfy its obligations to us. See Part II, Item 1A. “Risk Factors-Risks Related to Our Business,” “-Risks associated with our entry into new agreements to terminate each of our triple net leases with Holiday may result in a material adverse effect on our financial condition, cash flows, results of operations and liquidity” and “-We rely on a limited number of operators and are subject to Holiday concentration risk.”

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

•	The anticipated termination of each of our triple net leases with Holiday, as described in Part II, Item 5. “Other Information.”

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
On December 30, 2016, John Cumming, a purported stockholder of the Company, filed a purported derivative complaint in the Delaware Court of Chancery against Wesley R. Edens, Susan Givens, Virgis W. Colbert, Michael D. Malone, Stuart A. McFarland, Cassia van der Hoof Holstein (collectively, the "Individual Defendants"), FIG LLC ("FIG"), Fortress Operating Entity I LP ("FOE I"), FIG Corporation ("FIG Corp."), Holiday Acquisition Holdings LLC, Fortress Investment Group LLC ("Fortress"), and nominal defendant New Senior Investment Group, Inc. (the "Complaint"). The action is captioned Cumming v. Edens, et al, C.A. No. 13007-VCS. The Complaint alleges that the defendants caused the Company to acquire a portfolio of senior-living properties from Holiday in violation of their fiduciary duties. Specifically, the Complaint alleges that the Company's board of directors and Fortress breached their fiduciary duties of care and loyalty; that defendant Susan Givens breached her fiduciary duties of care and loyalty in her capacity as an officer of the Company; and that defendants Fortress, Holiday, FIG, FOE I, and FIG Corp. aided and abetted these breaches. The lawsuit seeks declaratory relief, equitable relief and damages. Plaintiff filed an Amended Complaint on June 8, 2017 containing substantially the same allegations. The Individual Defendants, FIG, FOE I, FIG Corp., Fortress and New Senior moved to dismiss the Amended Complaint on July 21, 2017. On February 20, 2018, the Court of Chancery issued an opinion denying the defendants' motion to dismiss the Amended Complaint in its entirety. A trial date has been scheduled for late July 2019.

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

On February 23, 2018, we announced that our board of directors, together with our management team and legal and financial advisors, has been conducting a process to explore a full range of strategic alternatives to maximize stockholder value, and that we retained J.P. Morgan Securities LLC as our financial advisor and Skadden, Arps, Slate, Meagher & Flom LLP as our legal advisor to assist in this review. This process is ongoing, and there can be no assurance that this process will result in a transaction or, if a transaction is undertaken, its terms or timing. Any potential transaction could be dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions, industry trends, stockholder approval and the availability of financing. Even if a strategic alternative is identified, we may be affected by factors related to the feasibility and timing of consummating a transaction, including our ability, or the ability of others, to obtain required third-party consents and regulatory approvals. The process of exploring strategic alternatives involves the dedication of significant resources and the incurrence of significant costs and expenses. In addition, speculation and uncertainty regarding our exploration of strategic alternatives may cause or result in:

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

Risks associated with our entry into new agreements to terminate each of our triple net leases with Holiday may result in a material adverse effect on our financial condition, cash flows, results of operations and liquidity.

On May 9, 2018, we entered into a Lease Termination Agreement with certain affiliates of Holiday (the “Lease Termination Agreement”), pursuant to which each of our triple net leases with Holiday (collectively, the “Master Leases”), each dated December 23, 2013, relating to 51 independent living senior housing facilities (each, a “Portfolio Property” and, collectively, the “Holiday Portfolio”), will terminate upon the satisfaction of certain conditions (the date on which all such conditions are satisfied, the “Effective Date”), including a condition that we will refinance the debt associated with the Holiday Portfolio by May 21, 2018. Pursuant to the Lease Termination Agreement, we have also agreed to enter into a property management agreement with Holiday for each Portfolio Property (each, a “Property Management Agreement”) on the Effective Date. For additional information regarding the foregoing agreements, see Item 5. “Other Information” of this report.

The Lease Termination Agreement is subject to conditions and there can be no assurance that the conditions will be satisfied and that the transactions contemplated by the Lease Termination Agreement will be consummated on the current terms, the expected timeline, or at all. In the event that the Master Leases are not terminated pursuant to the Lease Termination Agreement, our existing Master Leases will remain in place and we will remain subject to credit risk related to Holiday and the guarantor under the Master Leases, as well as the other risks related to our Triple Net Lease Properties described elsewhere in this “Risk Factors” section. Holiday and the guarantor may not have sufficient assets, income and access to financing to enable it to make rental payments, or to otherwise satisfy its obligations under the Master Leases or guaranty of the applicable lease, respectively, going forward. Even if Holiday can continue to make payments under the Master Leases, Holiday may otherwise fail to comply with or cure a financial covenant breach that may qualify as an event of default under the Master Leases. If any such event were to occur, we would be in default under our financing for the Holiday Portfolio, which could have a material adverse effect on our financial position, cash flows, results of operations and liquidity. In addition, if Holiday were to default on the Master Leases, we may need to find a new tenant. There can be no assurance that we would be able to identify suitable replacement tenants, enter into new leases with such tenants on terms as favorable to us as the current leases or that we would be able to lease those properties at all. Moreover, we have incurred, and expect to continue to incur, a significant amount of expenses in connection with the Lease Termination Agreement and related financing, including legal, accounting and other expenses. In general, these expenses are payable by us whether or not the Lease Termination is completed. If it is not completed, we may incur additional significant amounts of expenses in connection with any future developments regarding the Master Leases. Finally, the Lease Termination Agreement could give rise to lawsuits or claims by stockholders or other third parties, which could adversely affect our business, financial condition or results of operations.

If all of the conditions to the effectiveness of the Lease Termination Agreement are satisfied, each Portfolio Property will be managed by Holiday pursuant to the Property Management Agreements, and such arrangement is expected to materially impact our Triple Net Lease segment, which currently accounts for a significant portion of our total revenues and NOI. Following the effective date of the Lease Termination Agreement, all but one of our properties would be Managed Properties. The change in mix of these properties from Triple Net Lease Properties to Managed Properties may adversely impact our stock price. Our Managed Properties are generally subject to more volatility in NOI than our Triple Net Lease properties which generally provide a steady and predictable cash flow. This could have an adverse effect on our results of operations and cash flows. In addition, for our Managed Properties, we are required to cover all property-related expenses, including maintenance, utilities, taxes, insurance, repairs and capital improvements, which could have an adverse effect on our liquidity. Furthermore, we will be subject to the other risks related to our Managed Properties as described elsewhere in this “Risk Factors” section.

Finally, the financing that we expect to incur in connection with the Lease Termination Agreement is short term and has a floating interest rate. This exposes us to additional interest rate risk, as our existing financing is primarily fixed rate. In addition, we will need to refinance the new debt prior to its maturity date in one year. Our ability to refinance the new debt will be subject to a number of factors, including the performance of our portfolio and market conditions. See “-Our inability to obtain financing (including through refinancing existing debt) on favorable terms, if at all, may impede our ability to grow or to make distributions to our stockholders.” There can be no assurances that we will be able to refinance the new debt prior to its maturity on favorable terms or at all.

Our board of directors is actively considering our dividend policy, and the amount of any future dividends could be materially lower than dividends paid in prior quarters.

On May 10, 2018, we announced that our board of directors has not made a determination regarding the amount of any dividend on our common stock for the quarter ended March 31, 2018. Our board of directors continues to evaluate our dividend policy, particularly in light of its ongoing review of strategic alternatives as well as the fact that our cash flows from operating activities, less capital expenditures and principal payments (which increased meaningfully in May 2017), have been, and continue to be, less than the amount of distributions to our stockholders. The board is expected to make its determination by June 1, 2018. There can be no assurance that we will pay cash dividends in an amount consistent with prior quarters. Any difference between the amount of any future dividend and the amount of dividends in prior quarters could be material, and there can be no assurance that our board will declare any dividend at all.

We cannot assure you that we will be able to successfully operate our business, execute our investment strategy or generate sufficient liquidity to make or sustain distributions to our stockholders.

Our ability to make distributions to our stockholders depends, in part, on the liquidity we generate on a recurring basis as well as the liquidity generated from episodic asset sales. A meaningful portion of our liquidity is attributable to Holiday. See “-We rely on a limited number of operators and are subject to Holiday concentration risk.” The liquidity we generate on a recurring basis, which is generally equal to our cash flows from operating activities, less capital expenditures and principal payments on our debt (which increased meaningfully in May 2017), has consistently been less than the amount of distributions to our stockholders in prior quarters. We have funded the shortfall using cash on hand (including the proceeds from asset sales), which increased from $50.3 million as of March 31, 2017 to $120.8 million as of March 31, 2018 primarily on account of asset sales. A portion of that amount is held in operating accounts used to fund expenses at our managed properties and, therefore, may not be available for distribution to stockholders. For further information about factors that could affect our liquidity, see Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” and Item 3A., “Quantitative and Qualitative Disclosures About Market Risk.”

In the case of any future dividend, we may, but are not obligated to, fund the shortfall described above using cash generated from asset sales, but there can be no assurance that we will be able to complete any future asset sales in a timely manner or at all due to market conditions, various REIT restrictions or other factors. See “-Real estate investments are relatively illiquid” and “-The tax on prohibited transactions will limit our ability to engage in certain transactions which would be treated as prohibited transactions for U.S. federal income tax purposes.” Moreover, we may decide to use cash generated from asset sales for other corporate purposes, such as new investments or capital expenditures. A failure to deploy the proceeds of asset sales into investments with an adequate cash yield could exacerbate the shortfall while increasing our reliance on liquidity generated other than through operations to fund distributions, which could further impair our ability to make distributions at the current level or even at a lower level. The reduction in the amount of any future dividend could be material. See “-We have not established a minimum distribution payment level, and we cannot assure you of our ability to pay any distributions in the future.”

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

Our inability to obtain financing (including through refinancing existing debt) on favorable terms, if at all, may impede our ability to grow or to make distributions to our stockholders.

We may not be able to fund all future capital needs from cash retained from operations, and we do not currently retain any cash from operations on account of the distributions we make to stockholders. See “-Our board of directors is actively considering our dividend policy, and the amount of any future dividends could be materially lower than dividends paid in prior quarters” and “-We have not established a minimum distribution payment level, and we cannot assure you of our ability to pay any distributions in the future.” If we are unable to generate enough cash flow, we may need to rely (and have relied) on external sources of capital (including debt and equity financing) or asset sales to fulfill our capital requirements. If we cannot access these external sources of capital, we may not be able to make the investments needed to grow our business or to make distributions to stockholders. In addition, we may seek to refinance the debt on our leased assets if we anticipate that our tenant may not be able to comply with the terms of the applicable lease, which could result in an event of default and there can be no assurance that we will be able to obtain such refinancing on attractive terms or at all.

Our ability to obtain financing or refinance existing debt depends upon a number of factors, some of which we have little or no control over, including but not limited to:

•	general availability of credit and market conditions, including rising interest rates and increasing borrowing costs;

•	the market price of the shares of our equity securities;

•	the market’s perception of our growth potential, compliance with applicable laws and our historic and potential future earnings and cash distributions;

•	our degree of financial leverage and operational flexibility;

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

Any limitation on our access to financing as a result of these or other factors could impede our ability to grow and have a material adverse effect on our liquidity, ability to fund operations, make payments on our debt obligations, fund distributions to our stockholders, acquire properties and undertake development activities.

We rely on a limited number of operators and are subject to Holiday concentration risk.

If the conditions to the effectiveness of the transactions contemplated by the Lease Termination Agreement are not satisfied, Holiday will continue to account for substantially all of the NOI from our Triple Net Lease segment. In addition, Holiday serves as the manager of properties representing a significant portion of the NOI from our Managed Properties segment. For the three months ended March 31, 2018 and 2017, Holiday accounted for 93.4% and 78.9% respectively, of the NOI from our Triple Net Lease segment and served as the manager of properties representing 71.6% and 74.8%, respectively, of the NOI from our Managed Properties segment. As of March 31, 2018, Holiday leased 51 of the 52 properties in our Triple Net Lease segment, and managed 51 of the 81 properties in our Managed Properties segment. Holiday is majority-owned by private equity funds managed by our Manager (or its affiliates).

As of March 31, 2018, all of our managed properties were subject to management agreements with Holiday, Blue Harbor, JEA, Thrive, Grace or Watermark. We rely on our property managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our senior housing operations efficiently and effectively. We also rely on our property managers to set appropriate resident fees and to otherwise operate our senior housing communities in compliance with the terms of our property management agreements and all applicable laws and regulations. Although we have various rights as the property owner under our property management agreements, including various rights to set budget guidelines and to terminate and exercise remedies under those agreements as provided therein, any failure, inability or unwillingness on the part of our property managers to satisfy their respective obligations under those agreements, to efficiently and effectively manage our properties or to provide timely and accurate accounting information with respect thereto, could have a material adverse effect on us.

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

Our leased properties currently account for a significant portion of our total revenues and NOI, and because our leases are triple net leases, we depend on our tenants to pay all property-related expenses, including maintenance, utilities, taxes, insurance, repairs, capital improvements and the payroll expense of property-level employees in connection with the leased properties. We cannot assure you that our tenants will have sufficient assets, income and access to financing to enable them to satisfy their obligations to us, and any failure, inability or unwillingness to do so could have a material adverse effect on us. In addition, although affiliates of our tenants, including Holiday, have provided a lease guaranty in connection with their respective leases, the guarantees may not be sufficient to satisfy the tenant’s obligations to us, and our tenants and guarantors may not have sufficient assets, income and access to financing to enable them to satisfy their obligations to us. If we are unable to terminate our triple net leases with Holiday, our continued reliance on Holiday for a substantial portion of our total revenues and NOI from our senior housing investments creates significant credit risk related to Holiday. If Holiday becomes unable or unwilling to satisfy its obligations to us, our financial condition, results of operations, liquidity and ability to make payments on our financings would be materially and adversely affected.

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

Certain of our properties are leased on a triple net basis to two operators, including Holiday, which is majority-owned by private equity funds managed by our Manager (or its affiliates). Rental income from our triple net leases represented 50.6% of our NOI during the three months ended March 31, 2018, and Holiday accounted for 93.4% of that amount.

Our triple net leases subject us to credit and other risks from our tenants. If we are unable to terminate our triple net leases with Holiday, our tenants may not have sufficient assets, income and access to financing to enable them to make rental payments to us or to otherwise satisfy their respective obligations under our leases, and any inability or unwillingness by them to do so would have a material adverse effect on our financial condition, results of operations, liquidity and ability to make payments on our financings. Any failure by a tenant to effectively conduct its operations or to maintain and improve our properties could adversely affect its business reputation and its ability to attract and retain residents in our properties, which could impair such tenant’s ability to generate sufficient income to satisfy its obligations to us. Our tenants have also agreed to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with their respective businesses, and we cannot assure you that they will have sufficient assets, income, access to financing and insurance coverage to enable them to satisfy their respective indemnification obligations.

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

On a portfolio-wide basis, we have observed a continuous decline in tenant EBITDARM coverage for our triple net lease portfolio over the past years, and we expect this decline to continue. As of March 31, 2018, our same store triple net lease portfolio had a tenant EBITDARM coverage ratio of 1.15x, compared to 1.20x as of March 31, 2017. Given recent performance, we expect tenant EBITDARM coverage, which is reported one quarter in arrears on a trailing 12-month basis, to decline further.

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

Some of our tenants have sought to, and may continue to seek to, renegotiate the terms of a lease to reduce rental payments, to avoid the requirement to fund shortfall deposits or similar obligations, or to otherwise change or terminate the lease. Our ability to change or terminate a lease may be subject to the consent of our lender for the applicable financing or may require us to prepay outstanding indebtedness, which could result in the incurrence of meaningful prepayment fees and expenses. In connection with the anticipated termination of our Holiday leases, we expect to incur prepayment fees and expenses of approximately $65 million during the second quarter of 2018.

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

We have leveraged our assets through a variety of borrowings, including floating rate financings. Our investment guidelines do not limit the amount or type of leverage we may incur. The return we are able to earn on our investments and cash available for distribution to our stockholders may be significantly reduced due to changes in market conditions, which may cause the cost of our financing to increase relative to the income that can be derived from our assets. See “-Our board of directors is actively considering our dividend policy, and the amount of any future dividends could be materially lower than dividends paid in prior quarters” and “-We have not established a minimum distribution payment level, and we cannot assure you of our ability to pay any distributions in the future.”

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

During the three months ended March 31, 2018, 49.4% of our NOI was attributable to our managed portfolio. We have engaged third parties to operate all of our managed assets on our behalf. The income generated by our managed properties depends on the ability of our property managers to successfully manage these properties, which is a complex task. Although we have various rights pursuant to our property management agreements, we rely upon our property managers’ personnel, expertise, technical resources and information systems, compliance procedures and programs, proprietary information, good faith and judgment to manage our senior housing operations efficiently and effectively. We also rely on our property managers to provide accurate property-level financial results for our properties in a timely manner and to otherwise operate our properties in compliance with the terms of our property management agreements and all applicable laws and regulations. We rely on our property managers to attract and retain skilled management personnel and property level personnel who are responsible for the day-to-day operations of our properties. A failure to effectively manage property operating expense, including, without limitation, labor costs and resident referral fees, or significant changes in our property managers’ ability to manage our properties efficiently and effectively, could adversely affect the income we receive from our properties and have a material adverse effect on us. Any adverse developments in our property managers’ business and affairs or financial condition could impair such property manager’s ability to manage our properties efficiently and effectively and in compliance with applicable laws, which could have a material adverse effect on our business, results of operations or financial condition.

While we monitor our property managers’ performance, we have limited recourse under our property management agreements to address poor performance. In some cases, poor performance may give rise to a termination right, but termination may be an unattractive remedy since we may not be able to identify a suitable alternative operator and transitioning management is subject to risks.

U.S. federal income tax laws generally restrict REITs and their subsidiaries from operating healthcare properties. Accordingly, as a REIT, we are not able to manage our AL/MC senior housing properties. Our AL/MC investments are structured to be compliant with the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”), which permits a REIT to lease properties to a taxable REIT subsidiary (“TRS”) if the TRS hires an “eligible independent contractor” (“EIK”) to manage the property. Under this structure, the REIT (i.e., a disregarded subsidiary of New Senior) is the property owner, and it leases the property to the TRS (another subsidiary of New Senior). The REIT receives rent from the TRS, and the TRS is entitled to the income from the properties, less the rent paid to the REIT and a management fee paid to the EIK. In addition, the TRS pays tax on its taxable income.

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

We believe that our future success depends, in large part, upon our Manager’s ability to hire and retain highly skilled personnel. Competition for highly skilled personnel is intense, and our Manager may be unsuccessful in attracting and retaining such skilled personnel. If we lose or are unable to obtain the services of highly skilled personnel, our ability to implement our investment strategies could be delayed or hindered and this could materially adversely affect our business, results of operations, financial condition and ability to make distributions to our stockholders. See “-Our board of directors is actively considering our dividend policy, and the amount of any future dividends could be materially lower than dividends paid in prior quarters” and “-We have not established a minimum distribution payment level, and we cannot assure you of our ability to pay any distributions in the future.” Furthermore, we are dependent on the services of certain key employees of our Manager whose compensation may be partially or entirely dependent upon the amount of incentive or management compensation earned by our Manager and whose continued service is not guaranteed, and the loss of such services could adversely affect our operations.

On December 27, 2017, Softbank announced that it completed the Softbank Merger. Fortress operates within Softbank as an independent business headquartered in New York. There can be no assurance that the Softbank Merger will not have an impact on us or our relationship with the Manager.

There are conflicts of interest in our relationship with our Manager.

Our Management Agreement with our Manager was not negotiated between unaffiliated parties, and its terms, including fees payable, although approved by the independent directors of Drive Shack as fair, may not be as favorable to us as if they had been negotiated with an unaffiliated third party.

There are conflicts of interest inherent in our relationship with our Manager insofar as our Manager and its affiliates-including investment funds, private investment funds, or businesses managed by our Manager-invest in senior housing properties and whose investment objectives overlap with our investment objectives. Certain investments appropriate for us may also be appropriate for one or more of these other investment vehicles. Certain members of our board of directors and employees of our Manager who are our officers also serve as officers and/or directors of Fortress and these other entities. Although we have the same Manager, we may compete with entities affiliated with our Manager or Fortress for certain target assets. Fortress has raised two funds primarily focused on investing in senior housing properties. The first, raised in 2006 with $650 million in commitments at closing had its final liquidation in December 2014. The second, also raised in 2006, had $1.6 billion in capital commitments as of March 31, 2018 and is in the process of selling its investment in Holiday. Certain of Fortress’s other funds also hold significant investments in senior housing. All of these funds are outside their respective investment periods, although one of these funds has approximately $120 million in unfunded commitments, which may be drawn for follow-on investments. Fortress funds generally have a fee structure similar to ours, but the fees actually paid will vary depending on the size, terms and performance of each fund. From time to time, affiliates of Fortress focus on investments in assets with a similar profile as our target assets that we may seek to acquire. These affiliates may have meaningful purchasing capacity, which may change over time depending upon a variety of factors, including, but not limited to, available equity capital and debt financing, market conditions and cash on hand. Fortress had approximately $43.6 billion of assets under management as of December 31, 2017. In addition, with respect to funds in the process of selling investments, our Manager may be incentivized to regard the sale of such assets to New Senior positively, particularly if a sale to an unrelated third party would result in a loss of fees to our Manager.

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

Our investment strategy may evolve in light of existing market conditions and investment opportunities, and this evolution may involve additional risks depending upon the nature of the assets in which we invest and our ability to finance such assets on a short- or long-term basis. Investment opportunities that present unattractive risk-return profiles relative to other available investment opportunities under particular market conditions may become relatively attractive under changed market conditions, and changes in market conditions may therefore result in changes in the investments we target. Decisions to make investments in new asset categories present risks that may be difficult for us to adequately assess and could therefore impair our ability to make distributions to our stockholders or have adverse effects on our liquidity or financial condition. See “-Our board of directors is actively considering our dividend policy, and the amount of any future dividends could be materially lower than dividends paid in prior quarters” and
“-We have not established a minimum distribution payment level, and we cannot assure you of our ability to pay any distributions in the future.” A change in our investment strategy may also increase our exposure to interest rate, real estate market or credit market fluctuations. In addition, a change in our investment strategy may increase the guarantee obligations we agree to incur or increase the number of transactions we enter into with affiliates. Our failure to accurately assess the risks inherent in new asset categories or the financing risks associated with such assets could adversely affect our results of operations and our financial condition.

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

Any purchase price we agree to pay to acquire a senior living facility or other investment will be based on projections of the asset’s future financial performance, and actual results may differ materially from our projections. Our Manager intends to conduct due diligence with respect to each investment opportunity or other transactions it pursues on our behalf. It is possible, however, that our Manager’s due diligence processes will not uncover all relevant facts, particularly with respect to any assets we acquire from third parties. In these cases, our Manager may be given limited access to information about the investment and will rely on information provided by the target of the investment. In addition, if investment opportunities are scarce, the process for selecting bidders is competitive, or the timeframe in which we are required to complete diligence is short, our ability to conduct a due diligence investigation may be limited, and we would be required to make investment decisions based upon a less thorough diligence process than would otherwise be the case. Accordingly, investments and other transactions that initially appear to be viable may prove not to be over time, due to the limitations of the due diligence process or other factors.

Because we are dependent upon our Manager and its affiliates to conduct our operations, any adverse changes in the financial health of our Manager or its affiliates or our relationship with them could hinder our Manager’s ability to successfully manage our operations.

We are dependent on our Manager and its affiliates to manage our operations and acquire and manage our investments. Under the direction of our board of directors, and subject to our investment guidelines, our Manager makes all decisions with respect to the management of our company. To conduct its operations, our Manager depends upon the fees and other compensation that it receives from us in connection with managing our company and from other entities and investors with respect to investment management services it provides. Any adverse changes in the financial condition of our Manager or its affiliates, or our relationship with our Manager, could hinder our Manager’s ability to successfully manage our operations, which would materially adversely affect our business, results of operations, financial condition and ability to make distributions to our stockholders. See “-Our board of directors is actively considering our dividend policy, and the amount of any future dividends could be materially lower than dividends paid in prior quarters” and “-We have not established a minimum distribution payment level, and we cannot assure you of our ability to pay any distributions in the future.” For example, adverse changes in the financial condition of our Manager could limit its ability to attract key personnel.

RISKS RELATED TO OUR TAXATION AS A REIT

Our failure to qualify as a REIT would result in higher taxes and reduced cash available for distribution to our stockholders. Drive Shack’s failure to qualify as a REIT could cause us to lose our REIT status.

We are organized and conduct our operations to qualify as a REIT for U.S. federal income tax purposes. Our ability to satisfy the REIT asset tests depends upon our analysis of the fair market values of our assets, some of which are not susceptible to a precise determination, and for which we do not obtain independent appraisals. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Moreover, the proper classification of one or more of our investments may be uncertain in some circumstances, which could affect the application of the REIT qualification requirements. Accordingly, there can be no assurance that the Internal Revenue Service will not contend that our investments violate the REIT requirements.

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

Changes to U.S. federal income tax laws could materially and adversely affect us and our stockholders.

The present U.S. federal income tax treatment of REITs and their stockholders may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the U.S. federal income tax treatment of an investment in our shares. The U.S. federal income tax rules, including those dealing with REITs, are constantly under review by persons involved in the legislative process, the IRS and the U.S. Treasury Department, which results in statutory changes as well as frequent revisions to regulations and interpretations.

The recently enacted Tax Cuts and Jobs Act (the “Act”) makes substantial changes to the Internal Revenue Code. Among those changes are a significant permanent reduction in the generally applicable corporate tax rate, changes in the taxation of individuals and other non-corporate taxpayers that generally but not universally reduce their taxes on a temporary basis subject to “sunset” provisions, the elimination or modification of various currently allowed deductions (including substantial limitations on the deductibility of interest and, in the case of individuals, the deduction for personal state and local taxes), certain additional limitations on the deduction of net operating losses and preferential rates of taxation on most ordinary REIT dividends and certain business income derived by non-corporate taxpayers in comparison to other ordinary income recognized by such taxpayers. The effect of these, and the many other changes in the Act is highly uncertain both in terms of their direct effect on the taxation of an investment in our common stock and their indirect effect on the value of our assets or market conditions generally. Furthermore, many of the provisions of the Act will require guidance through the issuance of Treasury regulations in order to assess their effect. There may be a substantial delay before such regulations are promulgated, increasing the uncertainty as to the ultimate effect of the statutory amendments on us. There may also be technical corrections legislation proposed with respect to the Act, the effect of which cannot be predicted and may be adverse to us or our stockholders.

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

Under the provisions of RIDEA, we currently lease certain “qualified healthcare properties” (which generally include assisted living properties but may not include certain independent living properties) to our TRS (or a disregarded entity owned by a TRS). The TRS, in turn, contracts with a third party operator to manage the healthcare operations at these properties. The rents paid by the TRS in this structure will be treated as qualifying rents from real property for purposes of the REIT requirements only if (i) they are paid pursuant to an arm’s-length lease of a qualified healthcare property and (ii) the operator qualifies as an “eligible independent contractor” with respect to the property. An operator will qualify as an eligible independent contractor if it meets certain ownership tests with respect to us, and if, at the time the operator enters into the property management agreement, the operator is actively engaged in the trade or business of operating qualified healthcare properties for any person who is not a related person to us or the TRS. If any of the above conditions were not satisfied, then the rents would not be considered income from a qualifying source for purposes of the REIT rules, which could cause us to incur penalty taxes or to fail to qualify as a REIT.

RISKS RELATED TO OUR COMMON STOCK

We have not established a minimum distribution payment level, and we cannot assure you of our ability to pay any distributions in the future.

On May 10, 2018, we announced that our board of directors has not made a determination regarding the amount of any dividend on our common stock for the quarter ended March 31, 2018. Our board of directors continues to evaluate our dividend policy, particularly in light of its ongoing review of strategic alternatives as well as the fact that our cash flows from operating activities, less capital expenditures and principal payments (which increased meaningfully in May 2017), have been, and continue to be, less than the amount of distributions to our stockholders. The board is expected to make its determination by June 1, 2018. There can be no assurance that we will pay cash dividends in an amount consistent with prior quarters. Any difference between the amount of any future dividend and the amount of dividends in prior quarters could be material, and there can be no assurance that our board will declare any dividend at all.

We cannot assure you that we will be able to successfully operate our business, execute our investment strategy or generate sufficient liquidity to make or sustain distributions to our stockholders. Our ability to make distributions to our stockholders depends, in part, on the liquidity we generate on a recurring basis as well as the liquidity generated from episodic asset sales. A meaningful portion of our liquidity is attributable to Holiday. See “-We rely on a limited number of operators and are subject to Holiday concentration risk.” The liquidity we generate on a recurring basis, which is generally equal to our cash flows from operating activities, less capital expenditures and principal payments on our debt (which increased meaningfully in May 2017), has consistently been less than the amount of distributions to our stockholders in prior quarters. We have funded the shortfall using cash on hand (including the proceeds from asset sales), which increased from $50.3 million as of March 31, 2017 to $120.8 million as of March 31, 2018 primarily on account of asset sales. A portion of that amount is held in operating accounts used to fund expenses at our managed properties and, therefore, may not be available for distribution to stockholders. For further information about factors that could affect our liquidity, see Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” and Item 3A., “Quantitative and Qualitative Disclosures About Market Risk.”

In the case of any future dividend, we may, but are not obligated to, fund the shortfall described above using cash generated from asset sales, but there can be no assurance that we will be able to complete any future asset sales in a timely manner or at all due to market conditions, various REIT restrictions or other factors. See “-Real estate investments are relatively illiquid,” and “-The tax on prohibited transactions will limit our ability to engage in certain transactions which would be treated as prohibited transactions for U.S. federal income tax purposes.” Moreover, we may decide to use cash generated from asset sales for other corporate purposes, such as new investments or capital expenditures. A failure to deploy the proceeds of asset sales into investments with an adequate cash yield could exacerbate the shortfall while increasing our reliance on liquidity generated other than through operations to fund distributions, which could further impair our ability to make distributions at the current level or even at a lower level. The reduction in the amount of any future dividend could be material. See “-We have not established a minimum distribution payment level, and we cannot assure you of our ability to pay any distributions in the future.”

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES
None.

ITEM 5. OTHER INFORMATION

Holiday Lease Termination and Property Management Agreement
On May 9, 2018, certain wholly owned subsidiaries of New Senior, as landlords (collectively, the “Landlords”), and certain affiliates of Holiday, as tenants (collectively, the “Tenants”), entered into a Lease Termination Agreement (the “Lease Termination Agreement”) with respect to triple net leases (collectively, the “Master Leases”), each dated December 23, 2013, relating to 51 independent living senior housing facilities (the “Holiday Portfolio”).
Pursuant to the Lease Termination Agreement, the parties have agreed to terminate the Master Leases upon the satisfaction of certain conditions (the date on which all such conditions are satisfied, the “Effective Date”), including a condition that the Company will refinance the Holiday Portfolio, which currently secures fixed rate mortgage notes with an outstanding face amount of approximately $666 million as of March 31, 2018 and a current coupon of 4.15%, on or before May 21, 2018. In exchange, the Tenants have agreed to pay Landlords a fee of $70 million and to forfeit to the Landlords security deposits in the aggregate amount of approximately $46 million. In the event that the conditions to the Effective Date are not satisfied as and when required, the Lease Termination Agreement will have no further force or effect, and the Master Leases would continue in full force and effect in accordance with their respective terms.
The Company expects to refinance the Holiday Portfolio with $720 million of one-year, freely prepayable secured debt, bearing interest at LIBOR plus 4.0% for the first six months and increasing by 50 basis points after the sixth monthly payment date and by an additional 50 basis points after the ninth monthly payment date. Upon the refinancing of the Holiday Portfolio, the Company expects to incur prepayment fees and expenses of approximately $65 million during the second quarter of 2018. The refinancing has not been completed, and there can be no assurances that they will be completed on the terms described herein or at all.
Pursuant to the Lease Termination Agreement, the parties also agreed to enter into, on the Effective Date, a property management agreement for each facility in the Holiday Portfolio (collectively, the “Property Management Agreements”) pursuant to which affiliates of Holiday will manage the Holiday Portfolio following the Effective Date. Under the Property Management Agreements, the Company will pay a management fee equal to (x) a monthly base fee in the amount of 5.0% of Effective Gross Income (as defined therein) in the first year of the term and 4.5% of Effective Gross Income thereafter, and (y) provided the Holiday Portfolio achieves certain performance thresholds, an annual incentive fee in an amount not to exceed 2% of Effective Gross Income.
The Property Management Agreements will have a five-year initial term, subject to one-year renewals and the parties’ respective termination rights. During the first year of the term, the Property Management Agreements are not terminable in the first half of the year, and they are terminable in the second half of the year subject to the payment by the Company of a termination fee in the amount of $98,000 per facility (amounting to approximately $5.0 million if Management Agreements for all 51 facilities were so terminated). After the first year of the term, the Company has the right to terminate any or all of the Property Management Agreements for any reason without payment of a termination fee.
The Lease Termination Agreement and the form of the Property Management Agreement were negotiated and unanimously approved by a special committee (the “Special Committee”) of the Company’s Board of Directors. The Special Committee was composed entirely of independent and disinterested members of the Board of Directors, and the Special Committee was advised by independent legal and financial advisors. Holiday is majority owned by private equity funds managed by the Company’s manager.

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

10.8
Multifamily Loan and Security Agreement - Seniors Housing, dated as of March 27, 2015, by and between NIC 11 Ashford Court Owner LLC, a Delaware limited liability company, as Borrower, and Walker & Dunlop, LLC, as Lender (incorporated by reference to New Senior’s Report on Form 8-K, Exhibit 10.1, filed on May 14, 2015).

10.9
Multifamily Note - Floating Rate, dated March 27, 2015, executed by Borrower in favor of Lender, as defined in Exhibit 10.8 (incorporated by reference to New Senior’s Report on Form 8-K, Exhibit 10.2, filed on May 14, 2015).

10.10
Multifamily Loan and Security Agreement - Seniors Housing dated as of August 12, 2015, by and between SNR 27 Alexis Gardens Owner LLC, a Delaware limited liability company, as Borrower, and Walker & Dunlop, LLC, as Lender (incorporated by reference to New Senior’s report on Form 8-K, Exhibit 10.1, filed August 17, 2015).

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

May 10, 2018

By:	/s/ Bhairav Patel
Bhairav Patel
Interim Chief Financial Officer, Treasurer and Chief Accounting Officer

May 10, 2018