Form 10-Q
period 2018-06-30
New Senior Investment Group Inc.
filed 2018-08-09
CIK 1610114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

Common stock, $0.01 par value per share: 82,148,869 shares outstanding as of August 3, 2018.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of New Senior Investment Group Inc.’s (“New Senior,” the “Company,” “we,” “us” or “our”) investments, the stability of our earnings, and our financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “would,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual outcome of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	uncertainty regarding the outcome of our exploration of strategic alternatives, including whether it will result in any transaction being consummated;

•	our ability to successfully manage the proposed transition to self-management;

•	our ability to comply with the terms of our financings, which depends in part on the performance of our operators;

•	any increase in our borrowing costs as a result of rising interest rates or other factors;

•	our ability to pay down, refinance, restructure or extend our indebtedness as it becomes due or as needed to comply with the terms of our covenants or to facilitate our ability to sell assets;

•
our ability to manage our liquidity and sustain distributions to our stockholders, particularly in light of the cash shortfall described in our risk factors under Item 1A. and under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources”;

•	our dependence on our property managers and tenant to operate our properties successfully and in compliance with the terms of our agreements with them, applicable law and the terms of our financings;

•	factors affecting the performance of our properties, such as increases in costs (including, but not limited to, the costs of labor, supplies, insurance and property taxes);

•
concentration risk with respect to Holiday Retirement (“Holiday”), which, for the six months ended June 30, 2018, accounted for 76.4% of net operating income (“NOI”) from our Managed Properties segment and 91.3% of NOI from our Triple Net Lease Properties segment;

•	risks associated with a change of control in the ownership or senior management of Holiday;

•	our ability and the ability of our property managers and tenant to obtain and maintain adequate property, liability and other insurance from reputable, financially stable providers;

•
changes of federal, state and local laws and regulations relating to employment, fraud and abuse practices, Medicaid reimbursement and licensure, etc., including those affecting the healthcare industry that affect our costs of compliance or increase the costs, or otherwise affect the operations or our property managers or tenant;

•	the ability of our property managers and tenant to maintain the financial strength and liquidity necessary to satisfy their respective obligations and liabilities to us and third parties;

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

•	effects of the merger of Fortress Investment Group LLC with affiliates of SoftBank Group Corp. (“Softbank”);

•	our ability to maintain effective internal control over financial reporting and our reliance on our operators for timely delivery of accurate property-level financial results;

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

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Real estate investments:
Land	$182,238	$182,238
Buildings, improvements and other	2,346,680	2,329,524
Accumulated depreciation	(318,982)	(275,794)
Net real estate property	2,209,936	2,235,968
Acquired lease and other intangible assets	8,638	264,438
Accumulated amortization	(2,682)	(249,198)
Net real estate intangibles	5,956	15,240
Net real estate investments	2,215,892	2,251,208

Cash and cash equivalents	170,762	137,327
Straight-line rent receivables	3,148	82,445
Receivables and other assets, net	38,513	37,047
Total Assets	$2,428,315	$2,508,027

Liabilities and Equity
Liabilities
Mortgage notes payable, net	$1,951,042	$1,907,928
Due to affiliates	13,140	9,550
Accrued expenses and other liabilities	53,391	84,664
Total Liabilities	$2,017,573	$2,002,142

Commitments and contingencies (Note 14)

Equity
Preferred stock $0.01 par value, 100,000,000 shares authorized and none issued or outstanding as of both June 30, 2018 and December 31, 2017	$—	$—
Common stock $0.01 par value, 2,000,000,000 shares authorized, 82,148,869 shares issued and outstanding as of both June 30, 2018 and December 31, 2017, respectively	821	821
Additional paid-in capital	898,135	898,132
Accumulated deficit	(488,214)	(393,068)
Total Equity	$410,742	$505,885

Total Liabilities and Equity	$2,428,315	$2,508,027

See notes to consolidated financial statements (unaudited).

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Resident fees and services	$96,484	$86,039	$171,827	$172,765
Rental revenue	12,368	28,247	36,243	56,494
Total revenues	108,852	114,286	208,070	229,259

Expenses
Property operating expense	63,510	58,668	115,609	118,252
Depreciation and amortization	24,521	35,943	51,246	73,461
Interest expense	25,755	23,505	47,678	46,571
Acquisition, transaction and integration expense	8,683	446	11,571	794
Management fees and incentive compensation to affiliate	3,687	6,754	7,439	10,578
General and administrative expense	3,140	3,726	6,892	7,737
Loss on extinguishment of debt	58,544	297	58,544	672
Other expense	32	26	1,412	161
Total expenses	$187,872	$129,365	$300,391	$258,226
Gain on sale of real estate	—	18,347	—	22,546
Gain on lease termination	40,090	—	40,090	—
(Loss) income before income taxes	(38,930)	3,268	(52,231)	(6,421)
Income tax expense	151	147	199	353
Net (loss) income	$(39,081)	$3,121	$(52,430)	$(6,774)

Net (loss) income per share of common stock (A)
Basic	$(0.48)	$0.04	$(0.64)	$(0.08)
Diluted	$(0.48)	$0.04	$(0.64)	$(0.08)

Weighted average number of shares of common stock outstanding
Basic	82,148,869	82,142,562	82,148,869	82,141,661
Diluted (B)	82,148,869	82,778,761	82,148,869	82,141,661

Dividends declared per share of common stock	$0.26	$0.26	$0.52	$0.52

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

See notes to consolidated financial statements (unaudited).

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)
(dollars in thousands, except share data)

	Common Stock
	Shares	Amount	Accumulated Deficit	Additional Paid-in Capital	Total Equity
Equity at December 31, 2017	82,148,869	$821	$(393,068)	$898,132	$505,885
Fair value of stock options issued	—	—	—	3	3
Dividends declared	—	—	(42,716)	—	(42,716)
Net loss	—	—	(52,430)	—	(52,430)
Equity at June 30, 2018	82,148,869	$821	$(488,214)	$898,135	$410,742

See notes to consolidated financial statements (unaudited).

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2018	2017
Cash Flows From Operating Activities
Net loss	$(52,430)	$(6,774)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of tangible assets and amortization of intangible assets	51,281	73,535
Amortization of deferred financing costs	5,294	4,774
Amortization of deferred revenue, net	1,196	204
Amortization of premium on mortgage notes payable	—	(296)
Non-cash straight line rent	(5,019)	(9,133)
Gain on sale of real estate	—	(22,546)
Non-cash adjustment on lease termination (A)	29,910	—
Loss on extinguishment of debt	58,544	672
Provision for uncollectible receivables	900	1,242
Other non-cash expense	1,257	206
Changes in:
Receivables and other assets, net	(5,103)	238
Due to affiliates	3,590	514
Accrued expenses and other liabilities	12,464	5,374
Net cash provided by operating activities	$101,884	$48,010
Cash Flows From Investing Activities
Proceeds from the sale of real estate, net	$—	$47,354
Capital expenditures, net of insurance proceeds	(8,185)	(10,309)
Net cash (used in) provided by investing activities	$(8,185)	$37,045
Cash Flows From Financing Activities
Principal payments of mortgage notes payable	$(12,782)	$(11,657)
Proceeds from mortgage notes payable	720,000	—
Repayments of mortgage notes payable and capital lease obligations	(663,796)	(27,968)
Payment of exit fee on extinguishment of debt	(51,886)	(311)
Payment of deferred financing costs	(12,320)	—
Purchase of interest rate caps	(341)	—
Payment of common stock dividend	(42,716)	(42,714)
Net cash used in financing activities	$(63,841)	$(82,650)
Net increase (decrease) in cash, cash equivalents and restricted cash	29,858	2,405
Cash, cash equivalents and restricted cash, beginning of period	157,485	97,517
Cash, cash equivalents and restricted cash, end of period	$187,343	$99,922

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$42,234	$42,134
Cash paid during the period for income taxes	326	271

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Issuance of common stock	$—	$214
Capital lease obligations	121	—
Furniture, fixtures, equipment and other improvements (B)	9,975	—

(A)
Primarily includes the non-cash write-offs of straight-line rent receivables and net above-market rent lease intangible assets, offset by the fair value of furniture, fixtures, equipment and other improvements received by us as a result of the Lease Termination (as defined in Note 1). Refer to Note 3 for additional details related to the Lease Termination.

(B)	Fair value of furniture, fixtures, equipment and other improvements received by us as a result of the Lease Termination. Refer to Note 3 for additional details related to the Lease Termination.

Continued on next page

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2018	2017
Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents	$137,327	$58,048
Restricted cash (A)	20,158	39,469
Total, beginning of period	$157,485	$97,517

Cash and cash equivalents	$170,762	$60,497
Restricted cash (A)	16,581	39,425
Total, end of period	$187,343	$99,922

(A)
Consists of (i) amounts held by lenders in tax, insurance, replacement reserve and other escrow accounts and (ii) security deposits and is included in “Receivables and other assets, net” in the Consolidated Balance Sheets.

See notes to consolidated financial statements (unaudited).

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2018
(dollars in tables in thousands, except share data)

1.	ORGANIZATION

New Senior is a REIT primarily focused on investing in private pay senior housing properties. As of June 30, 2018, we owned a diversified portfolio of 133 primarily private pay senior housing properties located across 37 states. We are listed on the New York Stock Exchange (“NYSE”) under the symbol “SNR” and are headquartered in New York, New York.

We operate in two reportable segments: (1) Managed Properties and (2) Triple Net Lease Properties.

Managed Properties – We have engaged property managers to manage 132 of our properties on a day-to-day basis under the Managed Properties segment. These properties consist of 102 independent living (“IL”) facilities and 30 assisted living/memory care (“AL/MC”) facilities. Our managed properties are managed by Holiday Retirement (“Holiday”), a portfolio company that is majority owned by private equity funds managed by an affiliate of FIG LLC (the “Manager”), a subsidiary of Fortress Investment Group LLC (“Fortress”), FHC Property Management LLC (together with its subsidiaries, “Blue Harbor”), an affiliate of the Manager, Jerry Erwin Associates, Inc. (“JEA”), Thrive Senior Living LLC (“Thrive”), Grace Management, Inc. (“Grace”) and Watermark Retirement Communities, Inc. (“Watermark”) under property management agreements. Pursuant to the property management agreements, the property managers are responsible for the day-to-day operations of our senior housing properties and are entitled to a management fee in accordance with the terms of the property management agreements.

Our property management agreements have initial five-year or ten-year terms, with successive, automatic one-year renewal periods. We pay property management fees of 5% to 7% of effective gross income pursuant to our property management agreements with Holiday and, in certain cases, Holiday is eligible to earn an incentive fee based on operating performance. We pay property management fees of 3% to 7% of gross revenues and, for certain properties, (i) a property management fee based on a percentage of net operating income (“NOI”) and (ii) when eligible, an incentive fee based on operating performance, pursuant to our property management agreements with other managers.

On May 9, 2018, we entered into a lease termination agreement to terminate our triple net leases with affiliates of Holiday relating to 51 IL properties (the “Holiday Portfolio”). The lease termination was effective May 14, 2018 (the “Lease Termination”). Concurrently with the Lease Termination, we entered into property management agreements with Holiday to manage the properties in the Holiday Portfolio following the Lease Termination in exchange for a property management fee. As a result, such properties are now included in the Managed Properties segment. Refer to Note 3 for additional details related to the Lease Termination.

Triple Net Lease Properties – We own one Continuing Care Retirement Community (“CCRC”) in the United States and lease this property to a healthcare operating company under a triple net lease agreement. In a triple net lease arrangement, the lessee agrees to operate and maintain the property at its own expense, including maintenance, utilities, taxes, insurance, repairs, capital improvements and the payroll expense of property-level employees. Our triple net lease agreement has an initial term of 15 years and includes a renewal option and annual rent increases ranging from 2.75% to 3.25%.

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
June 30, 2018
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

On January 1, 2018, we adopted ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash, which requires that the statement of cash flows include a reconciliation and explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This standard impacts the presentation of our Consolidated Statements of Cash Flows as activity between cash and cash equivalents and restricted cash is no longer presented in our operating, financing or investing activities. Upon adoption, the changes in classification within the statement of cash flows is applied retrospectively to all periods presented. The adoption of this standard resulted in a $3.5 million increase to the amount of net cash provided by operating activities and a $3.6 million decrease to the amount of net cash provided by investing activities for the six months ended June 30, 2017.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases. This standard amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The effective date of the standard will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, and early adoption is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We continue to assess the guidance and the impact it may have on our consolidated financial statements and have initiated a review to identify non-lease components, if any, in our lease agreements.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2018
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

3.	LEASE TERMINATION

On May 9, 2018, we entered into a lease termination agreement with affiliates of Holiday to terminate our triple net leases relating to the Holiday Portfolio. The Lease Termination was effective May 14, 2018. We received total consideration of $115.6 million, including a $70.0 million termination payment and retention of $45.6 million in security deposits held by us. In connection with the Lease Termination, we also assumed ownership of certain furniture, fixtures, equipment and other improvements with a fair market value of $10.0 million. As a result of the Lease Termination, we recognized a gain on lease termination of $40.1 million after adjusting for write-offs of straight-line rent receivables of $84.3 million and net above-market rent lease intangible assets of $1.2 million.

Concurrently with the Lease Termination, we entered into property management agreements with Holiday pursuant to which we pay a management fee equal to a monthly base fee in the amount of 5% of effective gross income in the first year of the term and 4.5% of effective gross income for the remainder of the term. In addition, Holiday is eligible to earn an annual incentive fee of up to 2% of effective gross income if the Holiday Portfolio achieves certain performance thresholds. The agreements may be terminated without penalty after the first year of the term.

4.	DISPOSITIONS

We did not have any dispositions during the six months ended June 30, 2018.

During the six months ended June 30, 2017, we sold two AL/MC and two IL properties in the Managed Properties segment for a combined sale price of $48.5 million, and recognized a gain on sale of $22.5 million, net of selling costs which is included in “Gain on sale of real estate” in the Consolidated Statements of Operations. In connection with this sale, we repaid $28.0 million of debt.

5. SEGMENT REPORTING

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

Effective May 14, 2018, we terminated our triple net leases with respect to the properties in the Holiday Portfolio and concurrently entered into property management agreements with Holiday with respect to such properties. The NOI for such properties following the Lease Termination has been included in the Managed Properties segment. This resulted in a significant increase in the segment NOI of the Managed Properties with a corresponding decrease in the segment NOI of the Triple Net Lease Properties during the three and six months ended June 30, 2018. In addition, assets related to such properties are included in the Managed Properties

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2018
(dollars in tables in thousands, except share data)

segment as of June 30, 2018, resulting in a significant increase in the Managed Properties segment assets, and a corresponding decrease in the Triple Net Lease Properties segment assets as of June 30, 2018.

Depreciation and amortization, interest expense, acquisition, transaction and integration expense, management fees and incentive compensation to affiliate, general and administrative expense, loss on extinguishment of debt, other expense, gain on sale of real estate, gain on lease termination and income tax expense are not allocated to individual segments for purposes of assessing segment performance. There are no intersegment sales.

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Triple Net Lease Properties	Managed Properties	Consolidated	Triple Net Lease Properties	Managed Properties	Consolidated
Revenues
Resident fees and services	$—	$96,484	$96,484	$—	$86,039	$86,039
Rental revenue	12,368	—	12,368	28,247	—	28,247
Less: Property operating expense	—	63,510	63,510	—	58,668	58,668
Segment NOI	$12,368	$32,974	$45,342	$28,247	$27,371	$55,618

Depreciation and amortization			24,521			35,943
Interest expense			25,755			23,505
Acquisition, transaction and integration expense			8,683			446
Management fees and incentive compensation to affiliate			3,687			6,754
General and administrative expense			3,140			3,726
Loss on extinguishment of debt			58,544			297
Other expense			32			26
Total expenses			124,362			70,697
Gain on sale of real estate			—			18,347
Gain on lease termination			40,090			—
(Loss) income before income taxes			(38,930)			3,268
Income tax expense			151			147
Net (loss) income			$(39,081)			$3,121

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2018
(dollars in tables in thousands, except share data)

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Triple Net Lease Properties	Managed Properties	Consolidated	Triple Net Lease Properties	Managed Properties	Consolidated
Revenues
Resident fees and services	$—	$171,827	$171,827	$—	$172,765	$172,765
Rental revenue	36,243	—	36,243	56,494	—	56,494
Less: Property operating expense	—	115,609	115,609	—	118,252	118,252
Segment NOI	$36,243	$56,218	$92,461	$56,494	$54,513	$111,007

Depreciation and amortization			51,246			73,461
Interest expense			47,678			46,571
Acquisition, transaction and integration expense			11,571			794
Management fees and incentive compensation to affiliate			7,439			10,578
General and administrative expense			6,892			7,737
Loss on extinguishment of debt			58,544			672
Other expense			1,412			161
Total expenses			184,782			139,974
Gain on sale of real estate			—			22,546
Gain on lease termination			40,090			—
Loss before income taxes			(52,231)			(6,421)
Income tax expense			199			353
Net loss			$(52,430)			$(6,774)

Property operating expense includes property management fees, property-level payroll expense and travel reimbursement costs. See Note 11 for additional information on these expenses related to Blue Harbor and Holiday.

Assets by reportable business segment are reconciled to total assets as follows:

	June 30, 2018		December 31, 2017
	Amount	Percentage	Amount	Percentage
Managed Properties	$2,266,975	93.4%	$1,430,957	57.1%
Triple Net Lease Properties	58,939	2.4%	980,666	39.1%
All other assets (A)	102,401	4.2%	96,404	3.8%
Total assets	$2,428,315	100.0%	$2,508,027	100.0%

(A)	Primarily consists of corporate cash which is not directly attributable to our reportable business segments.

Rental revenue attributable to our triple net leases with Holiday accounted for 9.9% and 19.5% of our total revenues for the three months ended June 30, 2018 and 2017, respectively, and 15.9% and 19.4% for the six months ended June 30, 2018 and 2017, respectively. The decrease in rental revenue received from Holiday is due to the Lease Termination as it only includes rental revenue received by us up to the Lease Termination.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2018
(dollars in tables in thousands, except share data)

The following table presents the percentage of total revenues by geographic location:

	As of and for the six months ended June 30, 2018		As of and for the six months ended June 30, 2017
	Number of Communities	% of Total Revenue	Number of Communities	% of Total Revenue
Florida	15	12.6%	24	19.0%
California	11	11.4%	11	9.8%
Texas	13	9.5%	19	12.2%
North Carolina	9	7.3%	9	6.5%
Pennsylvania	7	7.0%	7	5.9%
Oregon	9	5.8%	9	4.9%
Other	69	46.4%	69	41.7%
Total	133	100.0%	148	100.0%

6.	REAL ESTATE INVESTMENTS

	June 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value
Land	$182,238	$—	$182,238	$182,238	$—	$182,238
Building and improvements	2,221,301	(240,239)	1,981,062	2,216,461	(208,540)	2,007,921
Furniture, fixtures and equipment	125,379	(78,743)	46,636	113,063	(67,254)	45,809
Total real estate investments	$2,528,918	$(318,982)	$2,209,936	$2,511,762	$(275,794)	$2,235,968

Depreciation expense was $21.9 million and $23.5 million for the three months ended June 30, 2018 and 2017, respectively, and $43.2 million and $46.7 million for the six months ended June 30, 2018 and 2017, respectively.

The following table summarizes our real estate intangibles:

	June 30, 2018				December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Amortization Period
Above/below market lease intangibles, net (A)	$—	$—	$—	0.0 years	$1,607	$(380)	$1,227	12.9 years
In-place lease and other intangibles	8,638	(2,682)	5,956	41.6 years	262,831	(248,818)	14,013	18.3 years
Total intangibles	$8,638	$(2,682)	$5,956		$264,438	$(249,198)	$15,240

(A)	Represents balances related to the triple net leases with affiliates of Holiday, which were written-off in conjunction with the Lease Termination.

Amortization expense was $2.6 million and $12.4 million for the three months ended June 30, 2018 and 2017, respectively, and $8.1 million and $26.7 million for the six months ended June 30, 2018 and 2017, respectively.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2018
(dollars in tables in thousands, except share data)

During the six months ended June 30, 2018, we wrote-off $254.2 million of fully amortized in-place lease and other intangible assets.

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

7.	STRAIGHT-LINE RENT RECEIVABLES

Rental revenue from the Triple Net Lease Properties segment is recognized on a straight-line basis over the applicable term of the lease when collectability is reasonably assured. Recognizing rental revenue on a straight-line basis typically results in recognizing revenue in excess of cash amounts contractually due from our tenants during the first half of the lease term, creating a straight-line rent receivable. Our straight-line rent receivables were $3.1 million and $82.4 million as of June 30, 2018 and December 31, 2017, respectively. The decrease in straight-line rent receivables is due to the write-off of $84.3 million in conjunction with the Lease Termination, effective as of May 14, 2018, and is included in the “Gain on lease termination” in the Consolidated Statements of Operations. Refer to Note 3 for additional details related to the Lease Termination.

We assess the collectability of straight-line rent receivables on an ongoing basis. This assessment is based on several qualitative and quantitative factors, including and as appropriate, the payment history of the triple net lease tenant, the tenant’s ability to satisfy its lease obligations, the value of the underlying collateral or deposit, if any, and current economic conditions. We considered the timeliness of lease payments, compliance with lease terms, security and other deposits posted by the tenant and collateral provided by the lease guarantor and determined no reserve was necessary for the periods presented.

8.	RECEIVABLES AND OTHER ASSETS, NET

	June 30, 2018	December 31, 2017
Escrows held by lenders (A)	$13,956	$16,936
Prepaid expenses	3,864	4,490
Resident receivables, net	3,289	2,672
Deferred tax assets, net	5,388	5,475
Security deposits	2,625	3,222
Income tax receivable	989	802
Other assets and receivables	8,402	3,450
Total receivables and other assets	$38,513	$37,047

(A)	Represents amounts held by lenders in tax, insurance, replacement reserve and other escrow accounts that are related to mortgage notes collateralized by New Senior’s properties.

The following table summarizes the allowance for doubtful accounts and the related provision for uncollectible receivables:

	Six Months Ended June 30,
	2018	2017
Balance, beginning of period	$938	$976
Provision for uncollectible receivables	900	1,242
Write-offs, net of recoveries	(798)	(1,056)
Balance, end of period	$1,040	$1,162

The provision for resident receivables and related write-offs are included in “Property operating expense” in the Consolidated Statements of Operations.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2018
(dollars in tables in thousands, except share data)

9.	MORTGAGE NOTES PAYABLE, NET

	June 30, 2018					December 31, 2017
	Outstanding Face Amount	Carrying Value (A)	Maturity Date	Stated Interest Rate	Weighted Average Maturity (Years)	Outstanding Face Amount	Carrying Value (A)
Managed Properties
Fixed Rate	$562,462	$559,448	Aug 2019 - Sep 2025	3.65% to 4.93%	6.0	$563,526	$560,182
Floating Rate (B)(C)	1,355,440	1,341,021	May 2019 - May 2022	1M LIBOR + 2.20% to 1M LIBOR + 7.00%	2.2	640,880	636,166
Triple Net Lease Properties
Fixed Rate (D)	—	—	—	—	0.0	669,656	660,646
Floating Rate (E)	50,626	50,573	Apr 2019	3M LIBOR + 3.00%	0.8	51,036	50,934
Total	$1,968,528	$1,951,042			3.2	$1,925,098	$1,907,928

(A)	The totals are reported net of deferred financing costs of $17.5 million and $17.2 million as of June 30, 2018 and December 31, 2017, respectively.

(B)	Substantially all of these loans have LIBOR caps that range between 3.30% and 3.71% as of June 30, 2018.

(C)	Includes loans with an outstanding face amount of $720.0 million as of June 30, 2018, for which interest rates will increase by 0.50% in November 2018 and an additional 0.50% in February 2019.

(D)	The amounts as of December 31, 2017 represents loans under previous terms, which were refinanced and replaced in May 2018. See below for further information.

(E)	We have an option to extend the maturity date to April 2020, subject to a fee of 0.125% of the then-outstanding principal balance.

In May 2018, we repaid $663.8 million of secured loans in conjunction with the Lease Termination. We recognized a loss on extinguishment of debt of $58.5 million, comprised of $51.9 million in prepayment penalties and $6.6 million in the write-off of deferred financing costs on the loans. The repayment was facilitated by a one-year secured term loan of $720.0 million (the “Term Loan”). We incurred a total of $12.3 million in deferred financing costs, which have been capitalized and will be amortized over the life of the loan and included in interest expense on the Consolidated Statements of Operations.

During the six months ended June 30, 2017, we repaid $28.0 million of debt associated with the sale of two AL/MC and two IL properties in the Managed Properties segment and recognized a loss on extinguishment of debt of $0.7 million, which represents the write-off of related unamortized deferred financing costs and other exit fees.

During the six months ended June 30, 2018, we exercised an option to extend a balloon payment of $50.7 million from April 2018 to April 2019.

The carrying value of the collateral relating to the fixed rate and floating rate mortgages was $0.6 billion and $1.6 billion as of June 30, 2018 and $1.5 billion and $0.8 billion as of December 31, 2017, respectively.

Our mortgage notes payable contain various customary financial and other covenants, in some cases including Debt Service Coverage Ratio and Project Yield, as defined in the agreements. We were in compliance with the covenants in our mortgage notes payable agreements as of June 30, 2018.

The fair values of mortgage notes payable as of June 30, 2018 and December 31, 2017 was $2.0 billion and $1.9 billion, respectively. Mortgage notes payable are not measured at fair value in the Consolidated Balance Sheets. The disclosed fair value of mortgage notes payable, classified as level 3 within the fair value hierarchy, is based on a discounted cash flow valuation model. Significant inputs in the model include amounts and timing of expected future cash flows and market yields which are constructed based on inputs implied from similar debt offerings.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2018
(dollars in tables in thousands, except share data)

Interest rate caps

In May 2018, we paid $0.1 million to enter into an interest rate cap on the Term Loan, which caps LIBOR at 3.50%, has a notional value of $720.0 million and is effective through May 2019.

In March 2018, we paid $0.3 million to renew an interest rate cap on our floating rate debt, which caps LIBOR at 3.66%, has a notional value of $591.2 million and is effective through April 2020.

Our interest rate caps are level 2 instruments and we estimate the fair value based on pricing models that consider inputs including forward yield curves, cap strike rates, cap volatility and discount rates. We recognized fair value losses of $0.1 million and $0.0 million for the three months ended June 30, 2018 and 2017, respectively, and $0.2 million and $0.1 million for the six months ended June 30, 2018 and 2017, respectively, which are included in “Other expense” in the Consolidated Statements of Operations and “Other non-cash expense” in the Consolidated Statements of Cash Flows. The fair value was $0.1 million as of June 30, 2018 and is included in “Receivables and other assets, net” in the Consolidated Balance Sheets. The fair value as of December 31, 2017 was not material.

10.	ACCRUED EXPENSES AND OTHER LIABILITIES

	June 30, 2018	December 31, 2017
Security deposits payable (A)	$2,898	$46,291
Escrow liabilities (B)	470	6,664
Accounts payable	12,406	9,794
Mortgage interest payable	6,446	6,297
Deferred community fees, net	5,329	4,612
Rent collected in advance	3,240	2,091
Property tax payable	7,280	3,331
Other liabilities	15,322	5,584
Total accrued expenses and other liabilities	$53,391	$84,664

(A)	Decrease from December 31, 2017 represents the retention of security deposits by us as a result of the Lease Termination. Refer to Note 3 for additional details related to the Lease Termination.

(B)	Represents amounts held by lenders in tax, insurance, replacement reserve and other escrow accounts that are related to mortgage notes collateralized by New Senior’s triple net lease properties.

11.	TRANSACTIONS WITH AFFILIATES

Management Agreements

We are party to a management agreement (the “Management Agreement”) with the Manager, under which the Manager advises us on various aspects of our business and manages our day-to-day operations, subject to the supervision of our board of directors. For its management services, the Manager is entitled to a base management fee of 1.5% per annum of our gross equity. Gross equity is generally defined as the equity invested by Drive Shack Inc. (“Drive Shack”) (including cash contributed to us) as of the completion of the spin-off from Drive Shack, plus the aggregate offering price from stock offerings, plus certain capital contributions to subsidiaries, less capital distributions (calculated without regard to depreciation and amortization) and repurchases of common stock, calculated and payable monthly in arrears in cash. We incurred management fees of $3.7 million and $3.8 million during the three months ended June 30, 2018 and 2017, respectively, and $7.4 million and $7.6 million during the six months ended June 30, 2018 and 2017, respectively, under the Management Agreement, which are included in “Management fees and incentive compensation to affiliate” in the Consolidated Statements of Operations. As of June 30, 2018 and December 31, 2017, we had a payable for management fees of $2.5 million and $1.3 million, respectively, which is included in “Due to affiliates” in the Consolidated Balance Sheets.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2018
(dollars in tables in thousands, except share data)

The Manager is entitled to receive, on a quarterly basis, incentive compensation on a cumulative, but not compounding basis, in an amount equal to the product of (A) 25% of the dollar amount by which (1)(a) funds from operations (as defined in the Management Agreement) before the incentive compensation per share of common stock, plus (b) gains (or losses) from sales of property per share of common stock, plus (c) internal and third party acquisition-related expenses, plus (d) unconsummated transaction expenses, and plus (e) other non-routine items (as defined in the Management Agreement), exceed (2) an amount equal to (a) the weighted average value per share of the equity invested by Drive Shack in the assets of New Senior (including cash contributed to us) as of the completion of the spin-off and the price per share of our common stock in any offerings by us (adjusted for prior capital dividends or capital distributions, which shall be calculated without regard to depreciation and amortization and repurchases of common stock) multiplied by (b) a simple interest rate of 10% per annum, multiplied by (B) the weighted average number of shares of common stock outstanding. The Manager did not earn incentive compensation during the three and six months ended June 30, 2018 and earned incentive compensation of $2.9 million during the three and six months ended June 30, 2017. The Manager is also entitled to receive, upon the successful completion of an equity offering, options with respect to 10% of the number of shares sold in the offering with an exercise price equal to the price paid by the purchaser in the offering.

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

The following table summarizes our reimbursement to the Manager for costs incurred for tasks and other services performed by the Manager under the Management Agreement:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Included in:
General and administrative expense	$1,494	$1,887	$3,270	$3,907
Acquisition, transaction and integration expense	362	288	850	650
Total reimbursements to the Manager	$1,856	$2,175	$4,120	$4,557

As of June 30, 2018 and December 31, 2017, we had a payable for Manager reimbursements of $2.0 million and $1.3 million, respectively, which is included in “Due to affiliates” in the Consolidated Balance Sheets.

Property Management Agreements

Within our Managed Properties segment, we are party to property management agreements with Blue Harbor, an affiliate of Fortress, and Holiday, a portfolio company that is majority owned by a private equity fund managed by an affiliate of Fortress, to manage most of its senior housing properties. Pursuant to these property management agreements, we pay monthly property management fees. For AL/MC properties managed by Blue Harbor and Holiday, we pay management fees equal to 6% of effective gross income for the first two years and 7% thereafter. For IL properties managed by Blue Harbor and Holiday, we generally pay management fees equal to 5% of effective gross income. For certain property management agreements, we may also pay an incentive fee based on operating performance of the properties. No incentive fees were incurred during the six months ended June 30, 2018 and 2017. Property management fees are included in “Property operating expense” in the Consolidated Statements of Operations. Other amounts paid to affiliated managers that are included in property operating expense are payroll expense and travel reimbursement costs. The payroll expense is structured as a reimbursement to the property manager, who is the employer of record.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2018
(dollars in tables in thousands, except share data)

In May 2018, concurrently with the Lease Termination, we entered into property management agreements with Holiday, pursuant to which we pay a management fee equal to a monthly base fee in the amount of 5% of effective gross income in the first year and 4.5% of effective gross income for the remainder of the term. In addition, Holiday is eligible to earn an annual incentive fee of up to 2% of effective gross income if the Holiday Portfolio achieves certain performance thresholds. The agreements may be terminated without penalty after the first year of the term. Refer to Note 3 for additional details related to the Lease Termination.

The following table summarizes property management fees and reimbursements paid to property managers affiliated with Fortress:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Property management fees	$4,959	$4,706	$8,840	$9,633
Travel reimbursement costs	57	80	113	165
Property-level payroll expenses	23,873	23,720	43,234	48,611

As of June 30, 2018 and December 31, 2017, we had payables for property management fees of $2.0 million and $1.4 million, respectively, and property-level payroll expenses of $6.6 million and $5.6 million, respectively, which are included in “Due to affiliates” in the Consolidated Balance Sheets. The property management agreements with affiliated managers have initial terms of 5 or 10 years and provide for automatic one-year extensions after the initial term, subject to termination rights.

Triple Net Lease Agreements

On May 9, 2018, we entered into a lease termination agreement to terminate our triple net leases with affiliates of Holiday. The Lease Termination was effective May 14, 2018. We received total consideration of $115.6 million, including a $70.0 million termination payment and retention of $45.6 million in security deposits held by us. Prior to the Lease Termination, we received monthly rent payments in accordance with the terms of the leases. Such payments amounted to $9.3 million and $18.6 million during the three months ended June 30, 2018 and 2017, respectively, and $28.5 million and $37.1 million during the six months ended June 30, 2018 and 2017, respectively.

12.	INCOME TAXES

New Senior is organized and conducts its operations to qualify as a REIT under the requirements of the Internal Revenue Code of 1986, as amended (the “Code”). However, certain of our activities are conducted through our taxable REIT subsidiary (“TRS”) and therefore are subject to federal and state income taxes at regular corporate tax rates.

The following table presents the provision for income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Current
Federal	$—	$—	$(42)	$—
State and local	126	83	153	154
Total current provision	126	83	111	154
Deferred
Federal	20	57	79	152
State and local	5	7	9	47
Total deferred provision	25	64	88	199
Total provision for income taxes	$151	$147	$199	$353

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2018
(dollars in tables in thousands, except share data)

The following table presents the significant components of deferred tax assets:

	June 30, 2018	December 31, 2017
Deferred tax assets:
Prepaid fees and rent	$816	$790
Net operating losses	4,185	4,050
Deferred rent	506	949
Tax credits	—	42
Other	106	99
Total deferred tax assets	5,613	5,930
Less valuation allowance	—	—
Net deferred tax assets	5,613	5,930
Deferred tax liabilities:
Depreciation and amortization	225	455
Total deferred tax liabilities	225	455
Total net deferred tax assets	$5,388	$5,475

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income by the TRS during the periods in which temporary differences become deductible and before the net operating loss carryforward expires. We have not recorded a valuation allowance against our deferred tax assets as of June 30, 2018 or December 31, 2017 as management believes that it is more likely than not that our deferred tax assets will be realized.

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

13.	EQUITY

In the first quarter of 2018, strike prices for outstanding options were reduced by $1.04, reflecting the portion of our 2017 dividends which were deemed return of capital.

In March 2018, we granted options to a new director relating to 5,000 shares of common stock, the grant date fair value of which was not material.

As of June 30, 2018, approximately 1.3 million shares of our common stock were held by Fortress, through its affiliates, and its principals.

14.	COMMITMENTS AND CONTINGENCIES

As of June 30, 2018, management believes there are no material contingencies that would affect our results of operations, cash flows or financial position.

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
June 30, 2018
(dollars in tables in thousands, except share data)

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

Environmental Costs

As a commercial real estate owner, we are subject to potential environmental costs. As of June 30, 2018, management is not aware of any environmental concerns that would have a material adverse effect on our financial position or results of operations.

Capital Improvement and Repair Commitments

We have agreed to make $1.0 million available for capital improvements during the 15 year lease period to the triple net lease property under Watermark, none of which has been funded as of June 30, 2018. Upon funding these capital improvements, we will be entitled to a rent increase.

15.	SUBSEQUENT EVENTS

These consolidated financial statements include a discussion of material events, if any, which have occurred subsequent to June 30, 2018 (referred to as subsequent events) through the issuance of the consolidated financial statements.

On August 8, 2018, the Company’s board of directors declared a cash dividend on its common stock of $0.13 per common share for the quarter ended June 30, 2018. The dividend is payable on September 21, 2018 to shareholders of record on September 7, 2018.

On August 9, 2018, our board of directors authorized the repurchase of up to $100.0 million of the Company’s common stock over the next 12 months. Under the program, the Company may purchase its shares from time to time in the open market or in privately negotiated transactions.

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

Recent Developments

As previously announced on February 23, 2018, our board of directors, together with our management team and legal and financial advisors, has been exploring a full range of strategic alternatives to maximize stockholder value. The Board formed a special committee (the “Special Committee”), composed entirely of independent and disinterested directors, to address certain aspects of the strategic review. In connection with the strategic review, we retained J.P. Morgan Securities LLC as our financial advisor and Skadden, Arps, Slate, Meagher & Flom LLP as our legal advisor. In addition, the Special Committee retained Morgan Stanley & Co. LLC as its independent financial advisor and Wachtell, Lipton, Rosen & Katz as its independent legal advisor. See Part II, Item 1A. Risk Factors, “-There can be no assurance that our exploration of strategic alternatives will result in any transaction being consummated, and speculation and uncertainty regarding the outcome of such exploration of strategic alternatives may adversely impact our business.”

On May 9, 2018, we entered into a lease termination agreement to terminate our triple net leases with affiliates of Holiday. The lease termination was effective May 14, 2018 (the “Lease Termination”). We received total consideration of $115.6 million, including a $70.0 million termination payment and retention of $45.6 million in security deposits held by us. In addition, in connection with the Lease Termination, we assumed ownership of certain furniture, fixtures, equipment and other improvements with a fair market value of $10.0 million. We recognized a gain on lease termination of $40.1 million after adjusting for write-offs of straight-line rent receivables of $84.3 million and net above-market rent lease intangible assets of $1.2 million.

Concurrently with the Lease Termination, we entered into property management agreements with Holiday pursuant to which we pay a management fee equal to a monthly base fee in the amount of 5% of effective gross income in the first year of the term and 4.5% of effective gross income for the remainder of the term. In addition, Holiday is eligible to earn an annual incentive fee of up to 2% of effective gross income if the Holiday Portfolio achieves certain performance thresholds. The agreements may be terminated without penalty after the first year of the term.

In conjunction with the Lease Termination, we repaid $663.8 million of secured loans and recognized a loss on extinguishment of debt of $58.5 million, comprising of $51.9 million in prepayment penalties and $6.6 million in the write-off of deferred financing costs on the loans, which is included in the Consolidated Statements of Operations. The repayment was facilitated by a one-year secured term loan of $720.0 million (the “Term Loan”). We incurred a total of $12.3 million in deferred financing costs, which have been capitalized and will be amortized over the life of the loan and included in interest expense on the Consolidated Statements of Operations. We expect to refinance the Term Loan during the fourth quarter of 2018. The refinancing is subject to market and other conditions, and there can be no assurance that the refinancing will be completed as expected or at all. See Part II, Item IA. Risk Factors, “-Our inability to obtain financing (including through refinancing existing debt) on favorable terms, if at all, may impede our ability to grow or to make distributions to our stockholders.”

In addition, on August 7, 2018, the Special Committee reached a non-binding agreement in principle with our Manager to internalize the Company’s management function, which was negotiated and unanimously approved by the Special Committee. Subject to the completion of definitive documentation, the internalization is expected to be effective by January 1, 2019. In addition, the Management Agreement is expected to be terminated, and the Company is expected to pay total consideration of approximately $50 million, consisting of $10 million in cash and $40 million in preferred stock with an expected dividend rate of 6% per annum. Dividends are expected to be payable in cash quarterly in arrears and are expected to be cumulative until declared and paid. The preferred stock is expected to be redeemable by the Company at any time; in addition, our Manager is expected to be able to cause the Company to redeem 50% of the preferred stock beginning at the end of 2020, and the other 50% beginning at the end of 2021.

The Management Agreement has an initial ten-year term and renews automatically for one-year terms thereafter unless terminated by the Company in certain limited circumstances or by the Manager. During the initial ten-year term, the Company may only terminate the Management Agreement for cause, as defined in the Management Agreement, and there are approximately six years remaining in the initial ten-year term. Following the initial ten-year term, the Company may only terminate the Management Agreement for cause or in connection with a non-renewal. The Company may not terminate the Manager except as provided in the Management Agreement, unless the Manager consents to such termination.

Under the Management Agreement, the Company is obligated to pay the Manager both a management fee of 1.5% per annum of gross equity, as defined in the Management Agreement, which is not based on the Company’s performance, and incentive compensation that is based entirely on performance. The Company also has reimbursement obligations to the Manager. During the fiscal year ended December 31, 2017, the Company paid approximately $15.3 million in management fees and $2.9 million in incentive compensation to the Manager, and reimbursed the Manager for $9.3 million of costs incurred for services performed by the Manager under the Management Agreement.
If the internalization is completed and the Management Agreement is terminated, the Company is expected to achieve general and administrative cost savings of approximately $10 million per year. Following the termination of the Management Agreement, the Company would have flexibility to determine the composition and structure of its management.
In negotiating the Termination Payment, the Special Committee, together with its independent financial advisor, Morgan Stanley & Co. LLC, and its independent legal advisor, Wachtell, Lipton, Rosen & Katz, carefully reviewed and considered the financial and legal terms of the Management Agreement. This review involved an analysis of the value of the Management Agreement based on different scenarios, assumptions and valuation methodologies to arrive at ranges of implied values of the Management Agreement. The Special Committee believes that the Termination Payment represents a substantial discount to the implied value of the Management Agreement, and that the proposed internalization, considered in the context of various other strategic alternatives available to the Company, is in the best interests of the Company and its stockholders.
For a transition period following the internalization, our Manager is expected to continue to provide certain services and personnel (related mainly to information technology, legal, compliance, accounting and tax) at cost for a transitional period pursuant to a transition services agreement. The Company also expects to become the employer of the individuals who perform services on its behalf, and the Special Committee anticipates that the post-internalization management team will include key employees of the Manager. The internalization remains subject to ongoing negotiations and the completion of definitive documentation. There can be no assurance that the internalization will occur as expected or at all, or that the final terms of the internalization will be as described above. See Part II, Item 1A. Risk Factors, “-We may not realize some or all of the targeted benefits of the anticipated internalization” and “-Following the internalization, we expect to become reliant on certain transition services provided by our Manager pursuant to a transition services agreement, and we may not find a suitable provider for these transition services if the Manager ceases to provide the transition services under the terms of such agreement.”

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

According to data from the National Investment Center for Seniors Housing and Care (“NIC”), occupancy in the second quarter decreased 60 basis points year over year. New Senior’s occupancy results underperformed the industry in the second quarter of 2018, with same store managed occupancy down 140 basis points year over year.

Industry occupancy for independent living (“IL”) facilities was down 50 basis points year over year, while industry occupancy for assisted living (“AL”) facilities was down 80 basis points year over year. Industry occupancy is expected to decline slightly over the next four quarters.

Industry-wide, new supply remains elevated but continues to decrease. Units under construction represent 5.9% of inventory, but the ratio has decreased 130 basis points from a peak in the third quarter of 2016. The ratio of AL construction to inventory (7.0%) remains significantly higher than that for IL (5.0%).

Pressures from new competition remain significant for AL facilities in particular, including for some of those in our managed portfolio. Industry-wide for AL facilities, occupancy is at its lowest level since 2006 and labor cost growth is currently at its highest level since 2007. Industry rate growth improved compared to the first quarter of 2018, increasing 2.5% year over year, with AL (up 2.6%) slightly outperforming IL (up 2.5%).

The value of our existing portfolio could be impacted by new construction, as well as increased availability and popularity of home health care or other alternatives to senior housing, by hampering occupancy and rate growth, along with increasing operating expenses.

RESULTS OF OPERATIONS

Segment Overview

We evaluate our business operations and allocate resources based on two segments: (i) Managed Properties and (ii) Triple Net Lease Properties. Under our Managed Properties segment, we own 132 properties managed by property managers under property management agreements. Under our Triple Net Lease Properties segment, we own and lease a property under a triple net master lease agreement.

Effective May 14, 2018, we terminated our triple net leases with respect to the properties in the Holiday Portfolio and concurrently entered into property management agreements with Holiday with respect to such properties. The NOI for such properties following the Lease Termination has been included in the Managed Properties segment. This resulted in a significant increase in the segment NOI of the Managed Properties with a corresponding decrease in the segment NOI of the Triple Net Lease Properties during the three and six months ended June 30, 2018.

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

Our Managed Properties segment is comprised of independent living and assisted living senior housing properties that are operated by property managers to whom we pay a management fee. Our Triple Net Lease Properties segment comprises senior housing properties leased on a long-term basis, and our tenants are typically responsible for bearing property-related expenses including maintenance, utilities, taxes, insurance, repairs, capital improvements and the payroll expense of property-level employees. Depreciation and amortization, interest expense, acquisition, transaction and integration expense, management fees and incentive compensation to affiliate, general and administrative expense, loss on extinguishment of debt, other expense (income), gain on sale of real estate, gain on lease termination and income tax expense (benefit) are not allocated to individual segments for purposes of assessing segment performance. Because of such differences in our exposure to property operating results, each segment requires a different type of management focus. As such, these segments are managed separately. In deciding how to allocate resources and assess performance, our chief operating decision maker regularly evaluates the performance of our reportable segments on the basis of NOI.

Same Store

Same store information is intended to enable management to evaluate the performance of a consistent portfolio of real estate in a manner that eliminates variances attributable to changes in the composition of our portfolio over time, due to sales and various other factors. Properties acquired, sold, transitioned to other operators or between segments, or classified as held for sale during the comparable periods are excluded from the same store amounts. Accordingly, same store segment results exclude the performance of the Holiday Portfolio, which was transitioned from the Triple Net Lease segment to the Managed Properties segment as a result of the Lease Termination in May 2018.

Three months ended June 30, 2018 compared to three months ended June 30, 2017

The following table provides a reconciliation of our segment NOI to net loss, and compares the results of operations for the respective periods:

	Three Months Ended June 30,		Increase (Decrease)
(dollars in thousands)	2018	2017	Amount	Percentage
Segment NOI for Managed Properties	$32,974	$27,371	$5,603	20.5%
Segment NOI for Triple Net Lease Properties	12,368	28,247	(15,879)	(56.2)%
Total segment NOI	45,342	55,618	(10,276)	(18.5)%
Expenses
Depreciation and amortization	24,521	35,943	(11,422)	(31.8)%
Interest expense	25,755	23,505	2,250	9.6%
Acquisition, transaction and integration expense	8,683	446	8,237	NM
Management fees and incentive compensation to affiliate	3,687	6,754	(3,067)	(45.4)%
General and administrative expense	3,140	3,726	(586)	(15.7)%
Loss on extinguishment of debt	58,544	297	58,247	NM
Other expense	32	26	6	23.1%
Total expenses	124,362	70,697	53,665	75.9%
Gain on sale of real estate	—	18,347	(18,347)	(100.0)%
Gain on lease termination	40,090	—	40,090	NM
(Loss) income before income taxes	(38,930)	3,268	(42,198)	NM
Income tax expense	151	147	4	2.7%
Net (loss) income	$(39,081)	$3,121	$(42,202)	NM
_______________
NM – Not meaningful

Managed Properties

The following table presents same store and total portfolio results as of and for the three months ended June 30, 2018 and 2017:

	Same Store Portfolio				Total Portfolio
(dollars in thousands, except per bed data)	2018	2017	Change	%	2018	2017	Change	%
Resident fees and services	$71,254	$71,345	$(91)	(0.1)%	$96,484	$86,039	$10,445	12.1%
Less: Property operating expense	47,278	46,700	578	1.2%	63,510	58,668	4,842	8.3%
NOI	$23,976	$24,645	(669)	(2.7)%	$32,974	$27,371	$5,603	20.5%

Total properties	77	77			132	90
Average available beds	8,890	8,883			11,494	11,128
Average occupancy (%)	85.4	86.8			85.1	85.6
Average monthly revenue per occupied bed	$3,128	$3,085			$3,288	$3,012

Resident fees and services

Total resident fees and services increased $10.4 million. An increase of $20.9 million is attributable to the fees from the Holiday Portfolio, which are included in the Managed Properties segment following the Lease Termination. This increase was offset by a decrease of $10.2 million attributable to the revenue of 11 sold properties. The remaining decrease was primarily attributable to a decrease in average occupancy rates, partially offset by an increase in average rental rates.

Same store resident fees and services was flat as a decrease in average occupancy rates was offset by an increase in average rental rates

Property operating expense

Property operating expense increased $4.8 million. An increase of $12.4 million is attributable to the property operating expense related to the Holiday Portfolio, which is included in the Managed Properties segment following the Lease Termination. This increase was partially offset by a decrease of $8.1 million attributable to the operating expense of 11 sold properties. The remaining increase was primarily attributable to higher marketing and insurance expenses.

Property operating expense includes property management fees and travel reimbursements paid to the property managers of $5.4 million and $5.1 million for the three months ended June 30, 2018 and 2017, respectively.

Same store property operating expense increased $0.6 million, primarily due to higher labor, marketing and insurance costs.

Segment NOI

Total segment NOI and same store segment NOI increased by $5.6 million and decreased by $0.7 million, respectively. See above for the variance explanations.

Triple Net Lease Properties

The following table presents same store and total portfolio results as of and for the three months ended June 30, 2018 and 2017:

	Same Store Portfolio				Total Portfolio
(dollars in thousands)	2018	2017	Change	%	2018	2017	Change	%
Rental revenue	$1,582	$1,581	$1	0.1%	$12,368	$28,247	$(15,879)	(56.2)%
NOI	$1,582	$1,581	$1	0.1%	$12,368	$28,247	$(15,879)	(56.2)%

Total properties	1	1			1	58
Average available beds	463	463			2,412	7,543
Average occupancy (%)	89.3	89.8			85.5	87.0

Total segment NOI decreased $15.9 million, primarily due to the Lease Termination effective on May 14, 2018 and the sale of six properties in the fourth quarter of 2017. As a percentage of rental revenue, segment NOI was 100% of revenue for each fiscal year as the lessee operates the property and bears the related costs, including maintenance, utilities, taxes, insurance, repairs, capital improvements and the payroll expense of property-level employees.

Expenses

Depreciation and amortization

Depreciation and amortization expense decreased $11.4 million, primarily due to certain intangibles becoming fully amortized.

Interest expense

Interest expense increased $2.3 million, primarily due to a higher interest rate on the Term Loan with an aggregate principal amount of $720.0 million, which facilitated the repayment of $663.8 million of secured loans in conjunction with the Lease Termination. As a result, the weighted average effective interest rate for the three months ended June 30, 2018 and 2017 was 5.27% and 4.38%, respectively.

Acquisition, transaction and integration expense

Acquisition, transaction and integration expense increased $8.2 million, primarily due to diligence-related costs associated with our review of strategic alternatives to maximize stockholder value.

Management fees and incentive compensation to affiliate

Management fees and incentive compensation to affiliate expense decreased $3.1 million, primarily due to incentive compensation earned by the Manager from the sale of two properties in June 2017.

General and administrative expense

General and administrative expense decreased $0.6 million, primarily due to a lower reimbursement to the Manager and a decrease in professional fees.

Loss on extinguishment of debt

Loss on extinguishment of debt increased by $58.2 million primarily due to the recognition of a loss on extinguishment of debt of $58.5 million as a result of the repayment of $663.8 million of debt in conjunction with the Lease Termination.

Other expense

Other expense remained unchanged during the comparative periods.

Other

Gain on sale of real estate

No gain on sale of real estate was recognized during the three months ended June 30, 2018. During the three months ended June 30, 2017, we sold two properties and recognized a gain on sale of $18.3 million.

Gain on lease termination

During the three months ended June 30, 2018, we recognized a gain of $40.1 million as a result of the Lease Termination. No gain on lease termination was recognized during the three months ended June 30, 2017.

Income tax expense

We are organized and conduct our operations to qualify as a REIT under the requirements of the Code. However, certain of our activities are conducted through our TRS and therefore are subject to federal and state income taxes. Income tax expense remained unchanged during the comparative periods.

Six months ended June 30, 2018 compared to six months ended June 30, 2017

The following table provides a reconciliation of our segment NOI to net loss, and compares the results of operations for the respective periods:

	Six Months Ended June 30,		Increase (Decrease)
(dollars in thousands)	2018	2017	Amount	Percentage
Segment NOI for Managed Properties	$56,218	$54,513	$1,705	3.1%
Segment NOI for Triple Net Lease Properties	36,243	56,494	(20,251)	(35.8)%
Total segment NOI	92,461	111,007	(18,546)	(16.7)%
Expenses
Depreciation and amortization	51,246	73,461	(22,215)	(30.2)%
Interest expense	47,678	46,571	1,107	2.4%
Acquisition, transaction and integration expense	11,571	794	10,777	NM
Management fees and incentive compensation to affiliate	7,439	10,578	(3,139)	(29.7)%
General and administrative expense	6,892	7,737	(845)	(10.9)%
Loss on extinguishment of debt	58,544	672	57,872	NM
Other expense	1,412	161	1,251	NM
Total expenses	184,782	139,974	44,808	32.0%
Gain on sale of real estate	—	22,546	(22,546)	(100.0)%
Gain on lease termination	40,090	—	40,090	NM
Loss before income taxes	(52,231)	(6,421)	(45,810)	NM
Income tax expense	199	353	(154)	(43.6)%
Net loss	$(52,430)	$(6,774)	$(45,656)	NM
_______________
NM – Not meaningful

Managed Properties

The following table presents same store and total portfolio results as of and for the six months ended June 30, 2018 and 2017:

	Same Store Portfolio				Total Portfolio
(dollars in thousands, except per bed data)	2018	2017	Change	%	2018	2017	Change	%
Resident fees and services	$142,175	$142,295	$(120)	(0.1)%	$171,827	$172,765	$(938)	(0.5)%
Less: Property operating expense	95,596	93,889	1,707	1.8%	115,609	118,252	(2,643)	(2.2)%
NOI	$46,579	$48,406	$(1,827)	(3.8)%	$56,218	$54,513	$1,705	3.1%

Total properties	77	77			132	90
Average available beds	8,889	8,879			10,519	11,212
Average occupancy (%)	85.4	86.9			84.9	85.8
Average monthly revenue per occupied bed	$3,121	$3,074			$3,207	$2,991

Resident fees and services

Total resident fees and services decreased $0.9 million. A decrease of approximately $21.3 million is attributable to the revenue of 13 sold properties. This decrease was offset by an increase of $20.9 million attributable to the fees from the Holiday Portfolio, which are included in the Managed Properties segment following the Lease Termination. The remaining decrease was primarily due to a decrease in average occupancy rates, partially offset by an increase in average rental rates.

Same store resident fees and services decreased $0.1 million, primarily due to a decrease in average occupancy rates, partially offset by an increase in average rental rates

Property operating expense

Property operating expense decreased $2.6 million. A decrease of $16.6 million is attributable to the operating expense of 13 sold properties. This increase was partially offset by an increase of $12.4 million attributable to the property operating expense related to the Holiday Portfolio, which is included in the Managed Properties segment following the Lease Termination. The remaining increase was attributable to higher labor and insurance costs.

Property operating expense includes property management fees and travel reimbursements paid to the property managers of $9.7 million and $10.3 million for the six months ended June 30, 2018 and 2017, respectively.

Same store property operating expense increased $1.7 million, primarily due to higher labor and insurance costs.

Segment NOI

Total segment NOI and same store segment NOI increased by $1.7 million and decreased by $1.8 million, respectively. See above for the variance explanations.

Triple Net Lease Properties

The following table presents same store and total portfolio results as of and for the six months ended June 30, 2018 and 2017:

	Same Store Portfolio				Total Portfolio
(dollars in thousands)	2018	2017	Change	%	2018	2017	Change	%
Rental revenue	$3,163	$3,162	$1	—%	$36,243	$56,494	$(20,251)	(35.8)%
NOI	$3,163	$3,162	$1	—%	$36,243	$56,494	$(20,251)	(35.8)%

Total properties	1	1			1	58
Average available beds	463	463			4,360	7,542
Average occupancy (%)	89.3	89.8			85.5	87.0

Total segment NOI decreased $20.3 million, primarily due to the Lease Termination effective on May 14, 2018 and the sale of six properties in the fourth quarter of 2017. As a percentage of rental revenue, segment NOI was 100% of revenue for each fiscal year as the lessee operates the property and bears the related costs, including maintenance, utilities, taxes, insurance, repairs, capital improvements and the payroll expense of property-level employees.

Expenses

Depreciation and amortization

Depreciation and amortization expense decreased $22.2 million, primarily due to certain intangibles becoming fully amortized.

Interest expense

Interest expense increased $1.1 million, primarily due to a higher interest rate on the Term Loan with an aggregate principal amount of $720.0 million, which facilitated the repayment of $663.8 million of secured loans in conjunction with the Lease Termination. As a result, the weighted average effective interest rate for the six months ended June 30, 2018 and 2017 was 4.92% and 4.35%, respectively.

Acquisition, transaction and integration expense

Acquisition, transaction and integration expense increased $10.8 million, primarily due to diligence-related costs associated with our review of strategic alternatives to maximize stockholder value.

Management fees and incentive compensation to affiliate

Management fees and incentive compensation to affiliate expense decreased $3.1 million, primarily due to incentive compensation earned by the Manager from the sale of two properties in June 2017.

General and administrative expense

General and administrative expense decreased $0.8 million, primarily due to a lower reimbursement to the Manager and a decrease in professional fees.

Loss on extinguishment of debt

Loss on extinguishment of debt increased by $57.9 million primarily due to the recognition of a loss on extinguishment of debt of $58.5 million as a result of the repayment of $663.8 million of debt in conjunction with the Lease Termination.

Other expense

Other expense increased $1.3 million. On March 26, 2018, Florida passed the “Emergency Environmental Control for Assisted Living Facilities” bill (the “Florida Generator Bill”) which requires all assisted living facilities to have an alternative power source, such as a generator. During the fourth quarter of 2017, we sold nine Florida properties and agreed with the buyer to cover a portion of the costs to comply with this rule if it became effective. Accordingly, during the six months ended June 30, 2018 , we recorded a loss of $0.9 million, which represents our current best estimate of the expected costs. The additional increase is primarily due to an increase in unrealized loss on our interest rate caps.

Other

Gain on sale of real estate

No gain on sale of real estate was recognized during the six months ended June 30, 2018. During the six months ended June 30, 2017, we sold four properties and recognized a gain on sale of $22.5 million.

Gain on lease termination

During the six months ended June 30, 2018, we recognized a gain of $40.1 million as a result of the Lease Termination. No gain on lease termination was recognized during the six months ended June 30, 2017.

Income tax expense

We are organized and conduct our operations to qualify as a REIT under the requirements of the Code. However, certain of our activities are conducted through our TRS and therefore are subject to federal and state income taxes. Income tax expense decreased $0.2 million, primarily as a result of lower earnings in our TRS.

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

The following table summarizes the geographic locations of our senior housing properties as of June 30, 2018:

	Managed Properties		Triple Net Lease Properties		Total
Location	Number of Communities	Number of Beds	Number of Communities	Number of Beds	Number of Communities	Number of Beds
Arizona	2	223	—	—	2	223
Arkansas	1	113	—	—	1	113
California	11	1,284	—	—	11	1,284
Colorado	5	558	—	—	5	558
Connecticut	2	277	—	—	2	277
Florida	15	1,858	—	—	15	1,858
Georgia	2	194	—	—	2	194
Hawaii	1	123	—	—	1	123
Idaho	1	121	—	—	1	121
Illinois	2	177	—	—	2	177
Indiana	1	114	—	—	1	114
Iowa	2	215	—	—	2	215
Kansas	3	355	—	—	3	355
Kentucky	1	117	—	—	1	117
Louisiana	2	223	—	—	2	223
Massachusetts	2	255	—	—	2	255
Michigan	2	240	—	—	2	240
Mississippi	2	161	—	—	2	161
Missouri	3	320	—	—	3	320
Montana	2	242	—	—	2	242
Nebraska	1	117	—	—	1	117
Nevada	2	295	—	—	2	295
New Hampshire	4	265	—	—	4	265
New York	3	354	—	—	3	354
North Carolina	9	1,156	—	—	9	1,156
Ohio	3	354	—	—	3	354
Oklahoma	1	121	—	—	1	121
Oregon	9	941	—	—	9	941
Pennsylvania	6	752	1	463	7	1,215
South Carolina	1	120	—	—	1	120
South Dakota	1	114	—	—	1	114
Tennessee	4	345	—	—	4	345
Texas	13	1,717	—	—	13	1,717
Utah	6	710	—	—	6	710
Virginia	3	354	—	—	3	354
Washington	2	275	—	—	2	275
Wisconsin	2	233	—	—	2	233
Total	132	15,393	1	463	133	15,856

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity needs are to (i) fund operating expenses, (ii) meet debt service requirements, (iii) fund recurring capital expenditures and investment activities, if applicable, and (iv) make distributions to stockholders. As of June 30, 2018, we had approximately $170.8 million in liquidity, consisting of unrestricted cash and cash equivalents. A portion of this amount is held in operating accounts used to fund expenses at our managed properties and, therefore, may not be available for distribution to stockholders.

Our principal sources of liquidity are (i) cash flows from operating activities, (ii) proceeds from financing in the form of mortgage debt, and, from time to time, (iii) proceeds from the issuance of equity securities and (iv) proceeds from dispositions of assets. Our cash flows from operating activities are primarily driven by (i) rental revenues and fees received from residents of our managed properties, and (ii) rental revenues from the tenant of our triple net lease property, less (iii) operating expenses (primarily management fees and reimbursements to our Manager, property operating expense of our managed properties, professional fees, insurance and taxes) and (iv) interest payments on the mortgage notes payable. Our principal uses of liquidity are the expenses included in cash flows from operating activities, plus capital expenditures and principal payments on debt.

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

Our cash flows from operating activities, less capital expenditures and principal payments have been, and continue to be, less than the amount of distributions to our stockholders. We have funded the shortfall using cash on hand. As noted above, a portion of this amount is held in operating accounts used to fund expenses at our managed properties and, therefore, may not be available for distribution to stockholders.

In addition, concurrently with the Lease Termination, we repaid $663.8 million of secured loans, facilitated by the $720.0 million Term Loan, as described in “Overview-Recent Developments” above. We are seeking to refinance the Term Loan, which matures in May 2019, with a long-term loan. Although we expect to complete the refinancing during the fourth quarter of 2018, subject to market and other conditions, there can be no assurance that the refinancing will be completed as expected or at all. If we are unable to refinance the Term Loan on favorable terms, the refinancing may have a material adverse effect on our financial position, cash flows, results of operations and liquidity. See Part II, Item IA. Risk Factors, “-Our inability to obtain financing (including through refinancing existing debt) on favorable terms, if at all, may impede our ability to grow or to make distributions to our stockholders.”

On August 9, 2018, we announced that our board of directors determined to re-set the dividend on our common stock for the quarter ended June 30, 2018, to more closely align our payout ratios with our industry peers. Our cash flows from operating activities, less capital expenditures and principal payments, have been, and continue to be, less than the amount of distributions to our stockholders. There can be no assurance that we will pay cash dividends in an amount consistent with prior quarters. Any difference between the amount of any future dividend and the amount of dividends in prior quarters could be material, and there can be no assurance that our board will declare any dividend at all. See Part II, Item IA. Risk Factors, “-We have not established a minimum distribution payment level, and we cannot assure you of our ability to maintain our current distribution payment level or to pay any distributions in the future.”

On August 9, 2018, our board of directors authorized the repurchase of up to $100.0 million of the Company’s common stock over the next 12 months. Under the program, the Company may purchase its shares from time to time in the open market or in privately negotiated transactions. The amount and timing of the purchases will depend on a number of factors including the price and availability of the Company’s shares, trading volume, capital availability, Company performance and general economic and market conditions. The Company may also from time to time establish a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate purchases of its shares under this authorization. The stock repurchase program may be suspended or discontinued at any time.

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

•
Impact of Expected Additional Borrowings or Sales of Assets on Cash Flows: The availability and timing of and proceeds from additional borrowings or refinancing of existing debt, including the expected refinancing of the Term Loan, may be different than expected or may not occur as expected. The timing of any sale of assets, and the proceeds from any such sales, are unpredictable and may vary materially from an asset’s estimated fair value and carrying value.

•
Compliance with Debt Obligations: Our financings subject us and our operators to a number of obligations, and a failure to satisfy certain obligations, including (without limitation) a failure by the guarantors of our leases to satisfy certain financial covenants that depend in part on the performance of our leased assets, which is outside of our control, could give rise to a requirement to prepay outstanding debt or result in an event of default and the acceleration of the maturity date for repayment. We may also seek amendments to these debt covenants, and there can be no assurance that we will be able to obtain any such amendment on commercially reasonable terms, if at all.

Debt Obligations

Our mortgage notes payable contain various customary financial and other covenants, and in certain cases include a Debt Service Coverage Ratio, Project Yield or Minimum Net Worth and Liquid Assets provision, as defined in the agreements. As of June 30, 2018, we were in compliance with all of such covenants.

Capital Expenditures

For our Managed Properties segment, we anticipate that capital expenditures will be funded through operating cash flows from the Managed Properties. During the six months ended June 30, 2018, we funded $8.9 million of capital expenditures.

With respect to our Triple Net Lease Properties segment, the terms of these arrangements typically require the tenants to fund all necessary capital expenditures in order to maintain and improve the applicable senior housing properties. To the extent that our tenant is unwilling or unable to fund these capital expenditure obligations under the existing lease arrangement, we may fund capital expenditures with additional borrowings or cash flow from the operations of the senior housing properties. We may also provide corresponding loans or advances to our tenant which would increase the rent payable to us. For further information regarding capital expenditures related to our triple net lease property, see “Contractual Obligations” below and Note 14 to the consolidated financial statements.

Cash Flows

The following table provides a summary of our cash flows:

	Six Months Ended June 30,
(dollars in thousands)	2018	2017
Net cash provided by (used in)
Operating activities	$101,884	$48,010
Investing activities	(8,185)	37,045
Financing activities	(63,841)	(82,650)
Net increase in cash, cash equivalents and restricted cash	29,858	2,405
Cash, cash equivalents and restricted cash, beginning of period	157,485	97,517
Cash, cash equivalents and restricted cash, end of period	$187,343	$99,922

Operating activities

Net cash provided by operating activities was $101.9 million and $48.0 million for the six months ended June 30, 2018 and 2017, respectively. The period-over-period increase of $53.9 million was primarily due to the receipt of $70.0 million from Holiday due to the Lease Termination in May 2018. The increase was slightly offset by lower NOI as a result of the sale of 15 properties since June 30, 2017.

Investing activities

Net cash used in investing activities was $8.2 million and net cash provided by investing activities was $37.0 million for the six months ended June 30, 2018 and 2017, respectively. The period-over-period change of $45.2 million was primarily due to proceeds of $47.4 million received from the sale of four properties during the six months ended June 30, 2017.

Financing activities

Net cash used in financing activities was $63.8 million and $82.7 million for the six months ended June 30, 2018 and 2017, respectively. The period-over-period decrease of $18.8 million was primarily due to repayments of $28.0 million in mortgage notes payable associated with the sale of four properties during the six month ended June 30, 2017. The decrease was slightly offset by the payment of deferred financing costs of $12.3 million on the Term Loan during the six months ended June 30, 2018.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2018, we do not have any off-balance sheet arrangements. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, special purpose or variable interest entities established to facilitate off-balance sheet arrangements. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intend to provide additional funding to any such entities.

CONTRACTUAL OBLIGATIONS

As of June 30, 2018, we had the following material contractual obligations, including estimates of interest payments on our floating rate debt (dollars in thousands):

	Period from July 1, 2018 to December 31, 2018	2019 (A)	2020	2021	2022	Thereafter	Total
Principal payments	$6,795	$13,152	$13,716	$19,647	$11,130	$22,914	$87,354
Balloon payments	—	865,376	24,950	—	566,523	424,325	1,881,174
Subtotal	6,795	878,528	38,666	19,647	577,653	447,239	1,968,528
Interest (B)	50,290	69,354	47,006	45,143	27,473	51,728	290,994
Total obligations (C)	$57,085	$947,882	$85,672	$64,790	$605,126	$498,967	$2,259,522

(A)	We have an option to extend a balloon payment of approximately $50.0 million to April 2020, subject to a fee of 0.125% of the then-outstanding principal balance.

(B)
Estimated interest payments on floating rate debt is calculated using LIBOR rates in effect at June 30, 2018 and may not be indicative of actual payments. Actual payments may vary significantly due to LIBOR fluctuations. See Note 9 to the consolidated financial statements for further information about interest rates.

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

INFLATION

Our triple net lease provides for either fixed increases in base rents and/or indexed escalators, based on the Consumer Price Index. In our Managed Properties segment, resident agreements are generally month to month agreements affording us the opportunity to increase prices subject to market and other conditions.

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

Funds From Operations and Normalized Funds From Operations

We use Funds From Operations (“FFO”) and Normalized FFO as supplemental measures of our operating performance. We use the National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO. NAREIT defines FFO as GAAP net income (loss) excluding gains (losses) from sales of depreciable real estate assets and impairment charges of depreciable real estate, plus real estate depreciation and amortization, and after adjustments for unconsolidated entities and joint ventures to reflect FFO on the same basis. FFO does not account for debt principal payments and is not intended as a measure of a REIT’s ability to satisfy such payments or any other cash requirements.

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

We define Normalized FFO as FFO excluding the following income and expense items, as applicable: (a) acquisition, transaction and integration related costs and expenses; (b) the write off of unamortized discounts, premiums, deferred financing costs, or additional costs, make whole payments and penalties or premiums incurred as the result of early repayment of debt (collectively “Gain (Loss) on extinguishment of debt”); (c) incentive compensation recognized as a result of sales of property; (d) the remeasurement of deferred tax assets; (e) gain on lease termination; and (f) other items that we believe are not indicative of operating performance, generally reported as “Other expense (income)” in the Consolidated Statements of Operations.

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

The following table sets forth a reconciliation of net loss to FFO, Normalized FFO and Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Net (loss) income	$(39,081)	$3,121	$(52,430)	$(6,774)
Gain on sale of real estate	—	(18,347)	—	(22,546)
Depreciation and amortization	24,521	35,943	51,246	73,461
FFO	(14,560)	20,717	(1,184)	44,141
Acquisition, transaction and integration expense	8,683	446	11,571	794
Loss on extinguishment of debt	58,544	297	58,544	672
Incentive compensation on sale of real estate (A)	—	2,930	—	2,930
Gain on lease termination	(40,090)	—	(40,090)	—
Other expense (B)	32	26	1,412	161
Normalized FFO	12,609	24,416	30,253	48,698
Interest expense	25,755	23,505	47,678	46,571
Income tax expense	151	147	199	353
Adjusted EBITDA	$38,515	$48,068	$78,130	$95,622

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

(B)	Primarily includes a loss associated with the Florida Generator Bill and reduction in fair value of our interest rate caps.

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

As of June 30, 2018 we had $1.4 billion of floating rate debt, representing 71.4% of our total indebtedness, with a weighted average rate of 6.43%. A 100 basis point change in interest rates would change annual interest expense by $14.1 million on an annualized basis.

Credit Risk

Historically, we have derived a significant portion of our revenue from the long term triple net leases with Holiday in which the minimum rental payments were fixed with scheduled periodic increase and we could have been adversely affected if Holiday became unable or unwilling to satisfy its obligations to us. The properties we leased to Holiday under our triple net leases accounted for a significant portion of our total revenues and net operating income, and such concentration created credit risk. Rental revenue attributable to our triple net leases with Holiday accounted for 9.9% and 19.5% of our total revenues for the three months ended June 30, 2018 and 2017, respectively, and 15.9% and 19.4% for the six months ended June 30, 2018 and 2017, respectively. In May 2018, we terminated our triple net leases with Holiday and are no longer subject to such credit risk with respect to Holiday.

Liquidity Risk

As described further in “Risk Factors,” the following factors could affect our liquidity, access to capital resources and our capital obligations.

•
Our stock price performance could impair our ability to access the capital markets, and any disruption to the capital markets or other sources of financing generally could also negatively affect our liquidity.

•
Our failure to comply with the terms of our financings or a default by our lease counterparty (including a failure by the lease guarantor to satisfy certain financial covenants that depend on the performance of our leased assets, which are outside of our control) could result in the acceleration of the requirement to repay our indebtedness or require us to seek amendments to such agreements, which we may not be able to obtain on commercially reasonable terms, if at all.

•	Our ability to obtain refinancing, including through refinancing existing debt (such as the Term Loan), on favorable terms, if at all.

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

RISKS RELATED TO OUR BUSINESS

There can be no assurance that our exploration of strategic alternatives will result in any transaction being consummated, and speculation and uncertainty regarding the outcome of such exploration of strategic alternatives may adversely impact our business.

As previously announced, our board of directors, together with our management team and legal and financial advisors, has been exploring a full range of strategic alternatives to maximize stockholder value, and we retained J.P. Morgan Securities LLC as our financial advisor and Skadden, Arps, Slate, Meagher & Flom LLP as our legal advisor. The board formed a special committee (the “Special Committee”), composed entirely of independent and disinterested directors, to address certain aspects of the strategic review, and the Special Committee retained Morgan Stanley & Co. LLC as its independent financial advisor and Wachtell, Lipton, Rosen & Katz as its independent legal advisor. As part of the strategic review process, we terminated our triple net leases relating to 51 independent living properties (the “Holiday Portfolio”), effective May 14, 2018 (the “Lease Termination”). In addition, on August 9, 2018, we announced three additional strategic initiatives: (i) a plan to internalize the Company’s management function; (ii) refinancing of a $720 million loan maturing in May 2019 with a long-term loan, which we expect to complete during the fourth quarter of 2018, subject to market and other conditions; and (iii) our board of directors’ determination to decrease the quarterly dividend, re-setting it to more closely align the Company’s payout ratios with its industry peers. For additional details, refer to Note 14 to the consolidated financial statements and Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Recent Developments.”

There can be no assurance that the strategic review process will result in a transaction or, if a transaction is undertaken, its terms or timing. Any potential transaction could be dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions, industry trends, stockholder approval and the availability of financing. Even if a strategic alternative is identified, we may be affected by factors related to the feasibility and timing of consummating a transaction, including our ability, or the ability of others, to obtain required third-party consents and regulatory approvals. The process of exploring strategic alternatives involves the dedication of significant resources and the incurrence of significant costs and expenses. In addition, speculation and uncertainty regarding our exploration of strategic alternatives may cause or result in:

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

In addition, speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to the future of our company could cause our stock to trade based on factors other than our financial and operating performance and prospects as a stand-alone company.

We may not realize some or all of the targeted benefits of the anticipated internalization.

As part of the anticipated internalization, we expect to terminate the Management Agreement and enter into a related transition services agreement, pursuant to which our Manager would continue to provide certain services and personnel (primarily related to information technology, legal, compliance, accounting and tax) at cost during a transition period following the internalization. The failure to effectively complete the transition of these services to a fully internal basis, efficiently manage the transition with the Manager or find adequate internal replacements for these services, could impede our ability to achieve the targeted cost savings of the internalization and adversely affect our operations.  In addition, complexities arising from the internalization could increase our overhead costs and detract from management’s ability to focus on operating our business. There can be no assurance that the internalization will occur as expected or at all, or that we will be able to realize the expected cost savings of the internalization.

Following the internalization, we expect to become reliant on certain transition services provided by our Manager pursuant to a transition services agreement, and we may not find a suitable provider for these transition services if the Manager ceases to provide the transition services under the terms of such agreement.

If the internalization were to occur, we expect to become reliant on the Manager during the period of the related transition services agreement, and the loss of these transition services could adversely affect our operations. We are subject to the risk that the Manager will default on its obligation to provide the transition services to which we are entitled under the transition services agreement, or that the transition services agreement will be terminated pursuant to its terms, and that we will not be able to find a suitable replacement for the transition services provided under the transition services agreement in a timely manner, at a reasonable cost or at all. In addition, the Manager’s liability to us if it defaults on its obligation to provide transition services to us during the expected transition period may be limited by the terms of the transition services agreement, and we may not recover the full cost of any losses related to such a default. We may also be adversely affected by operational risks, including cyber security attacks, that could disrupt the Manager’s financial, accounting and other data processing systems during the period of the transition services.

We may not be able to attract and retain key management and other key employees in connection with the internalization.

As part of the internationalization, we expect to become the employer of certain individuals who perform services on our behalf. Such employees, particularly our key management, are vital to our success and difficult to replace. We may be unable to retain them or to attract other highly qualified individuals, particularly if we do not offer employment terms competitive with the rest of the market. Failure to attract and retain highly qualified employees, or failure to develop and implement a viable succession plan, could result in inadequate depth of institutional knowledge or skill sets, adversely affecting our business.

Risks associated with the termination of our triple net leases with Holiday may result in a material adverse effect on our financial condition, cash flows, results of operations and liquidity.

On May 9, 2018, we entered into a lease termination agreement with affiliates of Holiday relating to the Holiday Portfolio. Concurrently with the Lease Termination, effective May 14, 2018, we entered into property management agreements with Holiday to manage the properties in the Holiday Portfolio following the Lease Termination in exchange for a property management fee.

Following the Lease Termination, all but one of our properties are Managed Properties. The change in mix of these properties from Triple Net Lease Properties to Managed Properties may adversely impact our stock price. Our Managed Properties are generally subject to more volatility in NOI than our Triple Net Lease properties which generally provide a steady and predictable cash flow. This could have an adverse effect on our results of operations and cash flows. In addition, for our Managed Properties, we are required to cover all property-related expenses, including maintenance, utilities, taxes, insurance, repairs and capital improvements, which could have an adverse effect on our liquidity. Furthermore, we will be subject to the other risks related to our Managed Properties as described elsewhere in this “Risk Factors” section.

Finally, the financing that we incurred in connection with the Lease Termination is short term and has a floating interest rate. This exposes us to additional interest rate risk, as our existing financing is primarily fixed rate. In addition, we will need to refinance the new debt prior to its maturity date in May 2019. Our ability to refinance the new debt will be subject to a number of factors, including the performance of our portfolio and market conditions. See “Our inability to obtain financing (including through refinancing existing debt) on favorable terms, if at all, may impede our ability to grow or to make distributions to our stockholders.” There can be no assurances that we will be able to refinance the new debt prior to its maturity on favorable terms or at all.

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

We may not be able to fund all future capital needs from cash retained from operations, and we do not currently retain any cash from operations on account of the distributions we make to stockholders. See “We have not established a minimum distribution payment level, and we cannot assure you of our ability to pay any distributions in the future.” If we are unable to generate enough cash flow, we may need to rely (and have relied) on external sources of capital (including debt and equity financing) or asset sales to fulfill our capital requirements. If we cannot access these external sources of capital, we may not be able to make the investments needed to grow our business or to make distributions to stockholders. In addition, we may seek to refinance the debt on our leased assets if we anticipate that our tenant may not be able to comply with the terms of the applicable lease, which could result in an event of default and there can be no assurance that we will be able to obtain such refinancing on attractive terms or at all. We also are seeking to refinance a $720 million loan maturing in May 2019 with a long-term loan, which we expect to complete during the fourth quarter of 2018, subject to market and other conditions, and there can be no assurance that the refinancing will be completed as expected or at all.

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

Prior to the Lease Termination, Holiday accounted for substantially all of the NOI from our Triple Net Lease segment, and Holiday serves as the manager of properties representing a significant portion of the NOI from our Managed Properties segment. For the six months ended June 30, 2018 and 2017, Holiday served as the manager of properties representing 76.4% and 73.6%, respectively, of the NOI from our Managed Properties segment. As of June 30, 2018, Holiday managed 102 of the 132 properties in our Managed Properties segment, including the 51 properties that were previously in our Triple Net Lease segment. Holiday is majority-owned by private equity funds managed by our Manager (or its affiliates).

As of June 30, 2018, all of our managed properties were subject to management agreements with Holiday, Blue Harbor, JEA, Thrive, Grace or Watermark. We rely on our property managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our senior housing operations efficiently and effectively. We also rely on our property managers to set appropriate resident fees and to otherwise operate our senior housing communities in compliance with the terms of our property management agreements and all applicable laws and regulations. Although we have various rights as the property owner under our property management agreements, including various rights to set budget guidelines and to terminate and exercise remedies under those agreements as provided therein, any failure, inability or unwillingness on the part of our property managers to satisfy their respective obligations under those agreements, to efficiently and effectively manage our properties or to provide timely and accurate accounting information with respect thereto, could have a material adverse effect on us.

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

Our current and future tenants may be unable or unwilling to satisfy their lease obligations to us, and there can be no assurance that the applicable guarantor of our lease will be able to cover any shortfall or maintain compliance with applicable financial covenants, which may have a material adverse effect on our financial condition, cash flows, results of operations and liquidity.

Following the Lease Termination, effective as of May 14, 2018, the remaining property in our Triple Net Lease segment is leased on a triple net basis to an operator. Rental income from our triple net leases represented 39.2% of our NOI during the six months ended June 30, 2018, and Holiday accounted for 91.3% of that amount prior to the Lease Termination.

Our triple net lease and any triple net leases we may enter into in the future subject us to credit and other risks from our tenants. Any failure by a tenant to effectively conduct its operations or to maintain and improve our properties could adversely affect its business reputation and its ability to attract and retain residents in our properties, which could impair such tenant’s ability to generate sufficient income to satisfy its obligations to us. Our tenant has also agreed, and we expect future tenants will also agree, to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with their respective businesses, and we cannot assure you that they will have sufficient assets, income, access to financing and insurance coverage to enable them to satisfy their respective indemnification obligations.

If a tenant is not able to satisfy its obligations to us, we would be entitled, among other remedies, to use any funds of such tenants then held by us and to seek recourse against the guarantor under its guaranty of the applicable lease. The guaranty of the applicable lease subjects us to credit risk from our guarantors. There can be no assurance that a guarantor will have the resources necessary to satisfy its obligations to us under its guaranty of the applicable lease in the event that a tenant fails to satisfy its lease obligations to us in full, which would have a material adverse effect on our financial condition, results of operations, liquidity and ability to make payments on our financings. In addition, a guarantor’s obligations to us may be limited to an amount that is less than our damages under the related lease.

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

In addition, we cannot predict whether our tenants will satisfy their obligations to us or renew their leases at the end of the applicable term, and we may agree to voluntarily terminate a lease prior to the end of its stated term.

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

Our tenants and guarantors may not be able to satisfy the payments due to us or otherwise comply with the terms of the applicable lease or guaranty, which may result in a tenant or guarantor bankruptcy or insolvency, or a tenant or guarantor might become subject to bankruptcy or insolvency proceedings for other reasons, which could have a material adverse effect on us.

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

During the six months ended June 30, 2018, 60.8% of our NOI was attributable to our managed portfolio. We have engaged third parties to operate all of our managed assets on our behalf. The income generated by our managed properties, which we expect will increase following the Lease Termination, depends on the ability of our property managers to successfully manage these properties, which is a complex task. Although we have various rights pursuant to our property management agreements, we rely upon our property managers’ personnel, expertise, technical resources and information systems, compliance procedures and programs, proprietary information, good faith and judgment to manage our senior housing operations efficiently and effectively. We also rely on our property managers to provide accurate property-level financial results for our properties in a timely manner and to otherwise operate our properties in compliance with the terms of our property management agreements and all applicable laws and regulations. We rely on our property managers to attract and retain skilled management personnel and property level personnel who are responsible for the day-to-day operations of our properties. A failure to effectively manage property operating expense, including, without limitation, labor costs and resident referral fees, or significant changes in our property managers’ ability to manage our properties efficiently and effectively, could adversely affect the income we receive from our properties and have a material adverse effect on us. Any adverse developments in our property managers’ business and affairs or financial condition could impair such property manager’s ability to manage our properties efficiently and effectively and in compliance with applicable laws, which could have a material adverse effect on our business, results of operations or financial condition.

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

RISKS RELATED TO OUR MANAGER

We are, and the proposed internalization does not occur, we will remain dependent on our Manager and may not find a suitable replacement if our Manager terminates the Management Agreement, and the inability of our Manager to retain or obtain key personnel could delay or hinder implementation of our investment strategies, which could impair our ability to make distributions and could reduce the value of your investment.

None of our officers or other individuals who perform services for us is an employee of New Senior. Instead, these individuals are employees of our Manager, or our operators. We are completely reliant on our Manager, which has significant discretion as to the implementation of our operating policies and strategies, and our operators to conduct our business. As previously announced, we expect to internalize the Company’s management function whereby our management agreement would be terminated pursuant to a termination agreement and a related transition services agreement with our Manager. If the internalization does not occur, we will be subject to the risk that our Manager will terminate the Management Agreement and that we will not be able to find a suitable replacement for our Manager in a timely manner, at a reasonable cost or at all.

If the internalization does not occur, our future success will depend, in large part, upon our Manager’s ability to hire and retain highly skilled personnel. Competition for highly skilled personnel is intense, and our Manager may be unsuccessful in attracting and retaining such skilled personnel. If we lose or are unable to obtain the services of highly skilled personnel, our ability to implement our investment strategies could be delayed or hindered and this could materially adversely affect our business, results of operations, financial condition and ability to make distributions to our stockholders. See “-We have not established a minimum distribution payment level, and we cannot assure you of our ability to pay any distributions in the future.” Furthermore, we are dependent on the services of certain key employees of our Manager whose compensation may be partially or entirely dependent upon the amount of incentive or management compensation earned by our Manager and whose continued service is not guaranteed, and the loss of such services could adversely affect our operations.

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

There are conflicts of interest inherent in our relationship with our Manager insofar as our Manager and its affiliates-including investment funds, private investment funds, or businesses managed by our Manager-invest in senior housing properties and whose investment objectives overlap with our investment objectives. Certain investments appropriate for us may also be appropriate for one or more of these other investment vehicles. Certain members of our board of directors and employees of our Manager who are our officers also serve as officers and/or directors of Fortress and these other entities. Although we have the same Manager, we may compete with entities affiliated with our Manager or Fortress for certain target assets. Fortress has raised two funds primarily focused on investing in senior housing properties. The first, raised in 2006 with $650 million in commitments at closing had its final liquidation in December 2014. The second, also raised in 2006, had $1.6 billion in capital commitments as of June 30, 2018 and is in the process of selling its investment in Holiday. Certain of Fortress’s other funds also hold significant investments in senior housing. All of these funds are outside their respective investment periods, although one of these funds has approximately $120 million in unfunded commitments, which may be drawn for follow-on investments. Fortress funds generally have a fee structure similar to ours, but the fees actually paid will vary depending on the size, terms and performance of each fund. From time to time, affiliates of Fortress focus on investments in assets with a similar profile as our target assets that we may seek to acquire. These affiliates may have meaningful purchasing capacity, which may change over time depending upon a variety of factors, including, but not limited to, available equity capital and debt financing, market conditions and cash on hand. Fortress had approximately $40.9 billion of assets under management as of March 31, 2018. In addition, with respect to funds in the process of selling investments, our Manager may be incentivized to regard the sale of such assets to New Senior positively, particularly if a sale to an unrelated third party would result in a loss of fees to our Manager.

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

If we are unable to internalize our management, it would be difficult and costly to terminate our Management Agreement with our Manager.

If we are unable to internalize our management, our Management Agreement with our Manager would be expected to remain in place. It would be difficult and costly for us to terminate our Management Agreement with our Manager. During its initial ten-year term, we can only terminate the Management Agreement for cause. In the event that we determine that it would be desirable to terminate the Management Agreement during its initial ten-year term without cause, the terms of any such termination would need to be mutually agreed between us and the Manager, and we may be unable to agree on terms that are mutually acceptable. After its initial ten-year term, the Management Agreement will be automatically renewed for one-year terms unless terminated (i) by a majority vote of at least two-thirds of our independent directors, or by a vote of the holders of a simple majority of the outstanding shares of our common stock, that there has been unsatisfactory performance by our Manager that is materially detrimental to us or (ii) a determination by a simple majority of our independent directors that the management fee payable to our Manager is not fair, subject to our Manager’s right to prevent such a termination by continuing to provide the services under the Management Agreement at a fee that a simple majority of our independent directors have reasonably determined to be fair. Our Manager will be provided 60 days’ prior notice of any such termination following the initial ten-year term and will be paid a termination fee equal to the amount of the management fee earned by the Manager during the 12-month period preceding such termination. In addition, following any such termination of the Management Agreement following the initial ten-year term, our Manager may require us to purchase its right to receive incentive compensation at a price determined as if our assets were sold for their then current fair market value or otherwise we may continue to pay the incentive compensation to our Manager. These provisions may increase the effective cost to us of terminating the Management Agreement, thereby adversely affecting our ability to terminate our Manager without cause.

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

Under the provisions of RIDEA, we currently lease certain “qualified healthcare properties” (which generally include assisted living properties and certain independent living properties) to our TRS (or a disregarded entity owned by a TRS). The TRS, in turn, contracts with a third party operator to manage the healthcare operations at these properties. The rents paid by the TRS in this structure will be treated as qualifying rents from real property for purposes of the REIT requirements only if (i) they are paid pursuant to an arm’s-length lease of a qualified healthcare property and (ii) the operator qualifies as an “eligible independent contractor” with respect to the property. An operator will qualify as an eligible independent contractor if it meets certain ownership tests with respect to us, and if, at the time the operator enters into the property management agreement, the operator is actively engaged in the trade or business of operating qualified healthcare properties for any person who is not a related person to us or the TRS. If any of the above conditions were not satisfied, then the rents would not be considered income from a qualifying source for purposes of the REIT rules, which could cause us to incur penalty taxes or to fail to qualify as a REIT.

RISKS RELATED TO OUR COMMON STOCK

We have not established a minimum distribution payment level, and we cannot assure you of our ability to pay any distributions in the future.

On August 9, 2018, we announced that our board of directors determined to re-set the dividend on our common stock for the quarter ended June 30, 2018, to more closely align our payout ratios with our industry peers. Our cash flows from operating activities, less capital expenditures and principal payments, have been, and continue to be, less than the amount of distributions to our stockholders. There can be no assurance that we will pay cash dividends in an amount consistent with prior quarters. Any difference between the amount of any future dividend and the amount of dividends in prior quarters could be material, and there can be no assurance that our board will declare any dividend at all.

We cannot assure you that we will be able to successfully operate our business, execute our investment strategy or generate sufficient liquidity to make or sustain distributions to our stockholders. Our ability to make distributions to our stockholders depends, in part, on the liquidity we generate on a recurring basis as well as the liquidity generated from episodic asset sales. The liquidity we generate on a recurring basis, which is generally equal to our cash flows from operating activities, less capital expenditures and principal payments on our debt, has consistently been less than the amount of distributions to our stockholders in prior quarters. We have funded the shortfall using cash on hand A portion of that amount is held in operating accounts used to fund expenses at our managed properties and, therefore, may not be available for distribution to stockholders. For further information about factors that could affect our liquidity, see Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” and Item 3A., “Quantitative and Qualitative Disclosures About Market Risk.”

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

10.13
Loan Agreement, dated as of May 14, 2018, by and among the entities listed on Schedule 1-A thereto, as borrower, and Lender (incorporated by reference to New Senior’s report on Form 8-K, Exhibit 10.1, filed on May 16, 2018).

10.14
Mezzanine Loan Agreement, dated as of May 14, 2018, by and among NIC 12 Owner LLC and NIC 13 Owner LLC, as borrower, and Lender (incorporated by reference to New Senior’s report on Form 8-K, Exhibit 10.2, filed on May 16, 2018).

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

August 9, 2018

By:	/s/ Bhairav Patel
Bhairav Patel
Interim Chief Financial Officer, Treasurer and Chief Accounting Officer

August 9, 2018