Form 10-Q
period 2018-09-30
New Senior Investment Group Inc.
filed 2018-11-02
CIK 1610114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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

Common stock, $0.01 par value per share: 82,148,869 shares outstanding as of October 26, 2018.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of New Senior Investment Group Inc.’s (“New Senior,” the “Company,” “we,” “us” or “our”) investments, the stability of our earnings, and our financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “would,” “should,” “potential,” “intend,” “expect,” “plan,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual outcome of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

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

•
concentration risk with respect to Holiday Retirement (“Holiday”), which, for the nine months ended September 30, 2018, accounted for 79.5% of net operating income (“NOI”) from our Managed Properties segment and 87.5% of NOI from our Triple Net Lease Properties segment;

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

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Real estate investments:
Land	$182,238	$182,238
Buildings, improvements and other	2,352,135	2,329,524
Accumulated depreciation	(341,250)	(275,794)
Net real estate property	2,193,123	2,235,968
Acquired lease and other intangible assets	8,638	264,438
Accumulated amortization	(2,788)	(249,198)
Net real estate intangibles	5,850	15,240
Net real estate investments	2,198,973	2,251,208

Cash and cash equivalents	157,365	137,327
Straight-line rent receivables	3,321	82,445
Receivables and other assets, net	41,352	37,047
Total Assets	$2,401,011	$2,508,027

Liabilities and Equity
Liabilities
Mortgage notes payable, net	$1,951,884	$1,907,928
Due to affiliates	15,339	9,550
Accrued expenses and other liabilities	54,029	84,664
Total Liabilities	$2,021,252	$2,002,142

Commitments and contingencies (Note 14)

Equity
Preferred stock $0.01 par value, 100,000,000 shares authorized and none issued or outstanding as of both September 30, 2018 and December 31, 2017	$—	$—
Common stock $0.01 par value, 2,000,000,000 shares authorized, 82,148,869 shares issued and outstanding as of both September 30, 2018 and December 31, 2017, respectively	821	821
Additional paid-in capital	898,135	898,132
Accumulated deficit	(519,197)	(393,068)
Total Equity	$379,759	$505,885

Total Liabilities and Equity	$2,401,011	$2,508,027

See notes to consolidated financial statements (unaudited).

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Resident fees and services	$116,178	$84,708	$288,005	$257,473
Rental revenue	1,582	28,247	37,825	84,741
Total revenues	117,760	112,955	325,830	342,214

Expenses
Property operating expense	77,066	58,609	192,675	176,861
Depreciation and amortization	22,373	35,126	73,619	108,587
Interest expense	29,268	23,898	76,946	70,469
Acquisition, transaction and integration expense	1,559	675	13,130	1,469
Management fees and incentive compensation to affiliate	3,688	3,824	11,127	14,402
General and administrative expense	3,219	3,958	10,111	11,695
Loss on extinguishment of debt	—	—	58,544	672
Other expense	782	1,484	2,194	1,645
Total expenses	$137,955	$127,574	$438,346	$385,800
Gain on sale of real estate	—	—	—	22,546
Gain on lease termination	—	—	40,090	—
Loss before income taxes	(20,195)	(14,619)	(72,426)	(21,040)
Income tax expense (benefit)	104	(80)	303	273
Net loss	$(20,299)	$(14,539)	$(72,729)	$(21,313)

Net loss per share of common stock
Basic and diluted (A)	$(0.25)	$(0.18)	$(0.89)	$(0.26)

Weighted average number of shares of common stock outstanding
Basic and diluted (B)	82,148,869	82,148,869	82,148,869	82,144,090

Dividends declared per share of common stock	$0.13	$0.26	$0.65	$0.78

(A)
Basic earnings per share (“EPS”) is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the additional dilutive effect, if any, of common stock equivalents during each period.

(B)	All outstanding options were excluded from the diluted share calculation as their effect would have been anti-dilutive.

See notes to consolidated financial statements (unaudited).

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)
(dollars in thousands, except share data)

	Common Stock
	Shares	Amount	Accumulated Deficit	Additional Paid-in Capital	Total Equity
Equity at December 31, 2017	82,148,869	$821	$(393,068)	$898,132	$505,885
Fair value of stock options issued	—	—	—	3	3
Dividends declared	—	—	(53,400)	—	(53,400)
Net loss	—	—	(72,729)	—	(72,729)
Equity at September 30, 2018	82,148,869	$821	$(519,197)	$898,135	$379,759

See notes to consolidated financial statements (unaudited).

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash Flows From Operating Activities
Net loss	$(72,729)	$(21,313)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of tangible assets and amortization of intangible assets	73,654	108,698
Amortization of deferred financing costs	9,396	6,997
Amortization of deferred revenue, net	2,346	219
Amortization of premium on mortgage notes payable	—	(456)
Non-cash straight line rent	(5,192)	(13,527)
Gain on sale of real estate	—	(22,546)
Non-cash adjustment on lease termination (A)	29,910	—
Loss on extinguishment of debt	58,544	672
Provision for uncollectible receivables	1,630	1,719
Other non-cash expense	2,308	1,296
Changes in:
Receivables and other assets, net	(5,046)	(1,072)
Due to affiliates	5,789	3,945
Accrued expenses and other liabilities	10,916	7,304
Net cash provided by operating activities	$111,526	$71,936
Cash Flows From Investing Activities
Proceeds from the sale of real estate, net	$—	$47,354
Capital expenditures, net of insurance proceeds	(13,605)	(14,476)
Net cash (used in) provided by investing activities	$(13,605)	$32,878
Cash Flows From Financing Activities
Principal payments of mortgage notes payable and capital lease obligations	$(16,063)	$(19,304)
Proceeds from mortgage notes payable	720,000	—
Repayments of mortgage notes payable	(663,788)	(27,968)
Payment of exit fee on extinguishment of debt	(51,886)	(311)
Payment of deferred financing costs	(13,663)	(579)
Purchase of interest rate caps	(341)	—
Payment of common stock dividend	(53,400)	(64,073)
Net cash used in financing activities	$(79,141)	$(112,235)
Net increase (decrease) in cash, cash equivalents and restricted cash	18,780	(7,421)
Cash, cash equivalents and restricted cash, beginning of period	157,485	97,517
Cash, cash equivalents and restricted cash, end of period	$176,265	$90,096

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$67,323	$63,860
Cash paid during the period for income taxes	326	274

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Issuance of common stock	$—	$214
Capital lease obligations	273	—
Furniture, fixtures, equipment and other improvements (B)	10,065	—

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

Continued on next page

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2018	2017
Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents	$137,327	$58,048
Restricted cash (A)	20,158	39,469
Total, beginning of period	$157,485	$97,517

Cash and cash equivalents	$157,365	$48,379
Restricted cash (A)	18,900	41,717
Total, end of period	$176,265	$90,096

(A)
Consists of (i) amounts held by lenders in tax, insurance, replacement reserve and other escrow accounts and (ii) security deposits, which are included in “Receivables and other assets, net” in the Consolidated Balance Sheets.

See notes to consolidated financial statements (unaudited).

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2018
(dollars in tables in thousands, except share data)

1.	ORGANIZATION

New Senior is a REIT primarily focused on investing in private pay senior housing properties. As of September 30, 2018, we owned a diversified portfolio of 133 primarily private pay senior housing properties located across 37 states. We are listed on the New York Stock Exchange (“NYSE”) under the symbol “SNR” and are headquartered in New York, New York.

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
September 30, 2018
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

Recently Adopted Accounting Pronouncements

On January 1, 2018, we adopted ASU 2014-09, Revenues from Contracts with Customers (“ASC 606”) using the modified retrospective method of adoption. This standard requires revenue to be recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services. The adoption did not result in an adjustment to beginning retained earnings and did not have a significant impact on our consolidated financial statements. Substantially all of our revenue has been generated through our triple net lease and managed property leasing arrangements, which are specifically excluded from ASC 606, and are accounted for under other applicable GAAP standards. We account for ancillary revenue under ASC 606. The timing and pattern of revenue recognition of our ancillary revenue under ASC 606 is consistent with that under the prior accounting model.

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

On January 1, 2018, we adopted ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash, which requires that the statement of cash flows include a reconciliation and explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This standard impacts the presentation of our Consolidated Statements of Cash Flows as activity between cash and cash equivalents and restricted cash is no longer presented in our operating, financing or investing activities. Upon adoption, the changes in classification within the statement of cash flows is applied retrospectively to all periods presented. As a result of the retrospective application, our net cash provided by operating activities increased by $6.8 million and our net cash provided by investing activities decreased by $4.6 million for the nine months ended September 30, 2017.

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

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2018
(dollars in tables in thousands, except share data)

The new standard provides a number of optional practical expedients in transition. We expect to elect the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs.

We continue to assess the guidance and the impact it may have on our consolidated financial statements and have initiated a review to identify embedded leases as well as non-lease components, if any, in our lease agreements. We currently believe the most significant effects relate to (1) the recognition of new right-of-use assets and lease liabilities on our balance sheets for our operating leases where we are the lessee and (2) providing new disclosures about our leasing activities.

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

On May 9, 2018, we entered into a lease termination agreement with affiliates of Holiday to terminate our triple net leases relating to the Holiday Portfolio. The Lease Termination was effective May 14, 2018. We received total consideration of $115.6 million, including a $70.0 million termination payment and retention of $45.6 million in security deposits held by us. In connection with the Lease Termination, we also assumed ownership of certain furniture, fixtures, equipment and other improvements with a fair market value of $10.1 million. As a result of the Lease Termination, we recognized a gain on lease termination of $40.1 million after adjusting for write-offs of straight-line rent receivables of $84.3 million and net above-market rent lease intangible assets of $1.2 million.

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

We did not have any dispositions during the nine months ended September 30, 2018.

During the nine months ended September 30, 2017, we sold two AL/MC and two IL properties in the Managed Properties segment for a combined sale price of $48.5 million, and recognized a gain on sale of $22.5 million, net of selling costs which is included in “Gain on sale of real estate” in the Consolidated Statements of Operations. In connection with this sale, we repaid $28.0 million of debt.

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
September 30, 2018
(dollars in tables in thousands, except share data)

estate companies on a consistent basis. Segment NOI should not be considered as an alternative to net income as determined in accordance with GAAP.

Effective May 14, 2018, we terminated our triple net leases with respect to the properties in the Holiday Portfolio and concurrently entered into property management agreements with Holiday with respect to such properties. The NOI for such properties following the Lease Termination has been included in the Managed Properties segment. This resulted in a significant increase in the segment NOI of the Managed Properties with a corresponding decrease in the segment NOI of the Triple Net Lease Properties during the three and nine months ended September 30, 2018. In addition, assets related to such properties are included in the Managed Properties segment as of September 30, 2018, resulting in a significant increase in the Managed Properties segment assets, and a corresponding decrease in the Triple Net Lease Properties segment assets as of September 30, 2018.

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

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Triple Net Lease Properties	Managed Properties	Consolidated	Triple Net Lease Properties	Managed Properties	Consolidated
Revenues
Resident fees and services	$—	$116,178	$116,178	$—	$84,708	$84,708
Rental revenue	1,582	—	1,582	28,247	—	28,247
Less: Property operating expense	—	77,066	77,066	—	58,609	58,609
Segment NOI	$1,582	$39,112	$40,694	$28,247	$26,099	$54,346

Depreciation and amortization			22,373			35,126
Interest expense			29,268			23,898
Acquisition, transaction and integration expense			1,559			675
Management fees and incentive compensation to affiliate			3,688			3,824
General and administrative expense			3,219			3,958
Other expense			782			1,484
Total expenses			60,889			68,965
Loss before income taxes			(20,195)			(14,619)
Income tax expense (benefit)			104			(80)
Net loss			$(20,299)			$(14,539)

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2018
(dollars in tables in thousands, except share data)

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Triple Net Lease Properties	Managed Properties	Consolidated	Triple Net Lease Properties	Managed Properties	Consolidated
Revenues
Resident fees and services	$—	$288,005	$288,005	$—	$257,473	$257,473
Rental revenue	37,825	—	37,825	84,741	—	84,741
Less: Property operating expense	—	192,675	192,675	—	176,861	176,861
Segment NOI	$37,825	$95,330	$133,155	$84,741	$80,612	$165,353

Depreciation and amortization			73,619			108,587
Interest expense			76,946			70,469
Acquisition, transaction and integration expense			13,130			1,469
Management fees and incentive compensation to affiliate			11,127			14,402
General and administrative expense			10,111			11,695
Loss on extinguishment of debt			58,544			672
Other expense			2,194			1,645
Total expenses			245,671			208,939
Gain on sale of real estate			—			22,546
Gain on lease termination			40,090			—
Loss before income taxes			(72,426)			(21,040)
Income tax expense			303			273
Net loss			$(72,729)			$(21,313)

Property operating expense includes property management fees, property-level payroll expense and travel reimbursement costs. See Note 11 for additional information on these expenses related to Blue Harbor and Holiday.

Assets by reportable business segment are reconciled to total assets as follows:

	September 30, 2018		December 31, 2017
	Amount	Percentage	Amount	Percentage
Managed Properties	$2,249,851	93.7%	$1,430,957	57.1%
Triple Net Lease Properties	59,423	2.5%	980,666	39.1%
All other assets (A)	91,737	3.8%	96,404	3.8%
Total assets	$2,401,011	100.0%	$2,508,027	100.0%

(A)	Primarily consists of corporate cash which is not directly attributable to our reportable business segments.

No rental revenue was attributable to our triple net leases with Holiday, which were terminated in May 2018, for the three months ended September 30, 2018. Holiday accounted for 19.7% of our total revenues for the three months ended September 30, 2017, and 10.2% and 19.5% for the nine months ended September 30, 2018 and 2017, respectively. The decrease in rental revenue received from Holiday is due to the Lease Termination as it only includes rental revenue received by us until the Lease Termination.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2018
(dollars in tables in thousands, except share data)

The following table presents the percentage of total revenues by geographic location:

	As of and for the nine months ended September 30, 2018		As of and for the nine months ended September 30, 2017
	Number of Communities	% of Total Revenue	Number of Communities	% of Total Revenue
Florida	15	12.3%	24	19.0%
California	11	11.2%	11	10.0%
Texas	13	9.6%	19	12.2%
North Carolina	9	7.2%	9	6.5%
Pennsylvania	7	6.9%	7	6.0%
Oregon	9	5.9%	9	4.9%
Other	69	46.9%	69	41.4%
Total	133	100.0%	148	100.0%

6.	REAL ESTATE INVESTMENTS

	September 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value
Land	$182,238	$—	$182,238	$182,238	$—	$182,238
Building and improvements	2,225,615	(256,239)	1,969,376	2,216,461	(208,540)	2,007,921
Furniture, fixtures and equipment	126,520	(85,011)	41,509	113,063	(67,254)	45,809
Total real estate investments	$2,534,373	$(341,250)	$2,193,123	$2,511,762	$(275,794)	$2,235,968

Depreciation expense was $22.3 million and $23.6 million for the three months ended September 30, 2018 and 2017, respectively, and $65.5 million and $70.4 million for the nine months ended September 30, 2018 and 2017, respectively.

The following table summarizes our real estate intangibles:

	September 30, 2018				December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Amortization Period
Above/below market lease intangibles, net (A)	$—	$—	$—	N/A	$1,607	$(380)	$1,227	12.9 years
In-place lease and other intangibles	8,638	(2,788)	5,850	41.9 years	262,831	(248,818)	14,013	18.3 years
Total intangibles	$8,638	$(2,788)	$5,850		$264,438	$(249,198)	$15,240

(A)	Represents balances related to the triple net leases with affiliates of Holiday, which were written-off in conjunction with the Lease Termination.

Amortization expense was $0.1 million and $11.5 million for the three months ended September 30, 2018 and 2017, respectively, and $8.2 million and $38.2 million for the nine months ended September 30, 2018 and 2017, respectively.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2018
(dollars in tables in thousands, except share data)

During the nine months ended September 30, 2018, we wrote-off $254.2 million of fully amortized in-place lease and other intangible assets.

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

Impact of hurricanes

The Company has completed an initial assessment of the financial impact of Hurricane Florence. The Company operates six communities in areas impacted by Hurricane Florence. These communities have not sustained material damage to date.

During the third quarter of 2018, the Company recognized $0.6 million for damage remediation and other incremental costs which are included in “Other expense” in the Consolidated Statements of Operations. The Company does not expect additional remediation costs in subsequent periods to be material.

During the third quarter of 2017, the Company recognized $1.5 million for damage remediation and other incremental costs for 25 properties impacted by Hurricane Irma, which are included in “Other expense” in the Consolidated Statements of Operations.

7.	STRAIGHT-LINE RENT RECEIVABLES

Rental revenue from the Triple Net Lease Properties segment is recognized on a straight-line basis over the applicable term of the lease when collectability is reasonably assured. Recognizing rental revenue on a straight-line basis typically results in recognizing revenue in excess of cash amounts contractually due from our tenants during the first half of the lease term, creating a straight-line rent receivable. Our straight-line rent receivables were $3.3 million and $82.4 million as of September 30, 2018 and December 31, 2017, respectively. The decrease in straight-line rent receivables is due to the write-off of $84.3 million in conjunction with the Lease Termination, effective as of May 14, 2018, and is included in the “Gain on lease termination” in the Consolidated Statements of Operations. Refer to Note 3 for additional details related to the Lease Termination.

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

8.	RECEIVABLES AND OTHER ASSETS, NET

	September 30, 2018	December 31, 2017
Escrows held by lenders (A)	$16,471	$16,936
Prepaid expenses	4,361	4,490
Resident receivables, net	3,246	2,672
Deferred tax assets, net	5,384	5,475
Security deposits	2,429	3,222
Income tax receivable	890	802
Other assets and receivables	8,571	3,450
Total receivables and other assets	$41,352	$37,047

(A)	Represents amounts held by lenders in tax, insurance, replacement reserve and other escrow accounts that are related to mortgage notes collateralized by New Senior’s properties.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2018
(dollars in tables in thousands, except share data)

The following table summarizes the allowance for doubtful accounts and the related provision for uncollectible receivables:

	Nine Months Ended September 30,
	2018	2017
Balance, beginning of period	$938	$976
Provision for uncollectible receivables	1,630	1,719
Write-offs, net of recoveries	(1,281)	(1,710)
Balance, end of period	$1,287	$985

The provision for resident receivables and related write-offs are included in “Property operating expense” in the Consolidated Statements of Operations.

9.	MORTGAGE NOTES PAYABLE, NET

	September 30, 2018					December 31, 2017
	Outstanding Face Amount	Carrying Value (A)	Maturity Date	Stated Interest Rate	Weighted Average Maturity (Years)	Outstanding Face Amount	Carrying Value (A)
Managed Properties
Fixed Rate	$561,933	$559,086	Aug 2019 - Sep 2025	3.65% to 4.93%	5.8	$563,526	$560,182
Floating Rate (B)(C)	1,352,879	1,342,387	May 2019 - May 2022	1M LIBOR + 2.20% to 1M LIBOR + 7.00%	1.9	640,880	636,166
Triple Net Lease Properties
Fixed Rate (D)	—	—	—	—	0.0	669,656	660,646
Floating Rate (E)	50,456	50,411	Apr 2019	3M LIBOR + 3.00%	0.6	51,036	50,934
Total	$1,965,268	$1,951,884			3.0	$1,925,098	$1,907,928

(A)	The totals are reported net of deferred financing costs of $13.4 million and $17.2 million as of September 30, 2018 and December 31, 2017, respectively.

(B)	Substantially all of these loans have LIBOR caps that range between 3.30% and 3.71% as of September 30, 2018.

(C)	Includes loans with an outstanding face amount of $720.0 million as of September 30, 2018, for which interest rates will increase by 0.50% in November 2018 and an additional 0.50% in February 2019.

(D)	The amounts as of December 31, 2017 represent loans under previous terms, which were refinanced and replaced in May 2018. See below for further information.

(E)	We have an option to extend the maturity date to April 2020, subject to a fee of 0.125% of the then-outstanding principal balance.

The carrying value of the collateral relating to the fixed rate and floating rate mortgages was $0.6 billion and $1.6 billion as of September 30, 2018 and $1.5 billion and $0.8 billion as of December 31, 2017, respectively.

The fair values of mortgage notes payable as of September 30, 2018 and December 31, 2017 were $1.9 billion and $1.9 billion, respectively. Mortgage notes payable are not measured at fair value in the Consolidated Balance Sheets. The disclosed fair value of mortgage notes payable, classified as level 3 within the fair value hierarchy, is based on a discounted cash flow valuation model. Significant inputs in the model include amounts and timing of expected future cash flows and market yields which are constructed based on inputs implied from similar debt offerings.

In May 2018, we repaid $663.8 million of secured loans in conjunction with the Lease Termination. We recognized a loss on extinguishment of debt of $58.5 million, comprised of $51.9 million in prepayment penalties and $6.6 million in the write-off of deferred financing costs on the loans. The repayment was facilitated by a one-year secured term loan of $720.0 million (the “Term Loan”). We incurred a total of $12.3 million in deferred financing costs, which have been capitalized and amortized over the life of the Term Loan and the amortization is included in interest expense on the Consolidated Statements of Operations. Deferred

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2018
(dollars in tables in thousands, except share data)

financing costs are reported as a direct deduction from the carrying amount of the related mortgage notes payable on the Consolidated Balance Sheets.

In February 2018, we exercised an option to extend a balloon payment of $50.7 million from April 2018 to April 2019.

During the nine months ended September 30, 2017, we repaid $28.0 million of debt associated with the sale of two AL/MC and two IL properties in the Managed Properties segment and recognized a loss on extinguishment of debt of $0.7 million, which represents the write-off of related unamortized deferred financing costs and other exit fees.

Our mortgage notes payable contain various customary financial and other covenants, in some cases including Debt Service Coverage Ratio and Project Yield, as defined in the agreements. We were in compliance with the covenants in our mortgage notes payable agreements as of September 30, 2018.

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

Our interest rate caps are level 2 instruments and we estimate the fair value based on pricing models that consider inputs including forward yield curves, cap strike rates, cap volatility and discount rates. We recognized fair value losses of $0.1 million and $0.0 million for the three months ended September 30, 2018 and 2017, respectively, and $0.3 million and $0.1 million for the nine months ended September 30, 2018 and 2017, respectively, which are included in “Other expense” in the Consolidated Statements of Operations and “Other non-cash expense” in the Consolidated Statements of Cash Flows. The fair value was $0.1 million as of September 30, 2018 and is included in “Receivables and other assets, net” in the Consolidated Balance Sheets. The fair value as of December 31, 2017 was not material.

10.	ACCRUED EXPENSES AND OTHER LIABILITIES

	September 30, 2018	December 31, 2017
Security deposits payable (A)	$2,829	$46,291
Escrow liabilities (B)	700	6,664
Accounts payable	13,834	9,794
Mortgage interest payable	6,520	6,297
Deferred revenue, net	8,658	6,315
Rent collected in advance	3,062	2,091
Property tax payable	10,947	3,331
Other liabilities	7,479	3,881
Total accrued expenses and other liabilities	$54,029	$84,664

(A)	Decrease from December 31, 2017 represents the retention of security deposits by us as a result of the Lease Termination. Refer to Note 3 for additional details related to the Lease Termination.

(B)	Represents amounts held by lenders in tax, insurance, replacement reserve and other escrow accounts that are related to mortgage notes collateralized by New Senior’s triple net lease properties.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2018
(dollars in tables in thousands, except share data)

11.	TRANSACTIONS WITH AFFILIATES

Management Agreements

We are party to a management agreement (the “Management Agreement”) with the Manager, under which the Manager advises us on various aspects of our business and manages our day-to-day operations, subject to the supervision of our board of directors. For its management services, the Manager is entitled to a base management fee of 1.5% per annum of our gross equity. Gross equity is generally defined as the equity invested by Drive Shack Inc. (“Drive Shack”) (including cash contributed to us) as of the completion of the spin-off from Drive Shack, plus the aggregate offering price from stock offerings, plus certain capital contributions to subsidiaries, less capital distributions (calculated without regard to depreciation and amortization) and repurchases of common stock, calculated and payable monthly in arrears in cash. We incurred management fees of $3.7 million and $3.8 million during the three months ended September 30, 2018 and 2017, respectively, and $11.1 million and $11.5 million during the nine months ended September 30, 2018 and 2017, respectively, under the Management Agreement, which are included in “Management fees and incentive compensation to affiliate” in the Consolidated Statements of Operations. As of September 30, 2018 and December 31, 2017, we had a payable for management fees of $3.7 million and $1.3 million, respectively, which is included in “Due to affiliates” in the Consolidated Balance Sheets.

The Manager is entitled to receive, on a quarterly basis, incentive compensation on a cumulative, but not compounding basis, in an amount equal to the product of (A) 25% of the dollar amount by which (1)(a) funds from operations (as defined in the Management Agreement) before the incentive compensation per share of common stock, plus (b) gains (or losses) from sales of property per share of common stock, plus (c) internal and third party acquisition-related expenses, plus (d) unconsummated transaction expenses, and plus (e) other non-routine items (as defined in the Management Agreement), exceed (2) an amount equal to (a) the weighted average value per share of the equity invested by Drive Shack in the assets of New Senior (including cash contributed to us) as of the completion of the spin-off and the price per share of our common stock in any offerings by us (adjusted for prior capital dividends or capital distributions, which shall be calculated without regard to depreciation and amortization and repurchases of common stock) multiplied by (b) a simple interest rate of 10% per annum, multiplied by (B) the weighted average number of shares of common stock outstanding. The Manager did not earn incentive compensation during the three and nine months ended September 30, 2018 and the three months ended September 30, 2017. The Manager earned incentive compensation of $2.9 million during the nine months ended September 30, 2017, which is included in “Management fees and incentive compensation to affiliate” in the Consolidated Statements of Operations. The Manager is also entitled to receive, upon the successful completion of an equity offering, options with respect to 10% of the number of shares sold in the offering with an exercise price equal to the price paid by the purchaser in the offering.

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
September 30, 2018
(dollars in tables in thousands, except share data)

The following table summarizes our reimbursement to the Manager for costs incurred for tasks and other services performed by the Manager under the Management Agreement:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Included in:
General and administrative expense	$1,463	$1,723	$4,734	$5,630
Acquisition, transaction and integration expense	206	494	1,054	1,144
Total reimbursements to the Manager	$1,669	$2,217	$5,788	$6,774

As of September 30, 2018 and December 31, 2017, we had a payable for Manager reimbursements of $2.0 million and $1.3 million, respectively, which is included in “Due to affiliates” in the Consolidated Balance Sheets.

Property Management Agreements

Within our Managed Properties segment, we are party to property management agreements with Blue Harbor, an affiliate of Fortress, and Holiday, a portfolio company that is majority owned by a private equity fund managed by an affiliate of Fortress, to manage most of its senior housing properties. Pursuant to these property management agreements, we pay monthly property management fees. For AL/MC properties managed by Blue Harbor and Holiday, we pay management fees equal to 6% of effective gross income for the first two years and 7% thereafter. For IL properties managed by Blue Harbor and Holiday, we generally pay management fees equal to 5% of effective gross income. For certain property management agreements, we may also pay an incentive fee based on operating performance of the properties. No incentive fees were incurred during the nine months ended September 30, 2018 and 2017. Property management fees are included in “Property operating expense” in the Consolidated Statements of Operations. Other amounts paid to affiliated managers that are included in property operating expense are payroll expense and travel reimbursement costs. The payroll expense is structured as a reimbursement to the property manager, who is the employer of record.

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

The following table summarizes property management fees and reimbursements paid to property managers affiliated with Fortress:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Property management fees	$5,909	$4,523	$14,749	$14,156
Travel reimbursement costs	56	77	169	242
Property-level payroll expenses	28,526	23,081	71,760	71,692

As of September 30, 2018 and December 31, 2017, we had payables for property management fees of $2.0 million and $1.4 million, respectively, and property-level payroll expenses of $7.7 million and $5.6 million, respectively, which are included in “Due to affiliates” in the Consolidated Balance Sheets. The property management agreements with affiliated managers have initial terms of 5 or 10 years and provide for automatic one-year extensions after the initial term, subject to termination rights.

Triple Net Lease Agreements

On May 9, 2018, we entered into a lease termination agreement to terminate our triple net leases with affiliates of Holiday. The Lease Termination was effective May 14, 2018. We received total consideration of $115.6 million, including a $70.0 million termination payment and retention of $45.6 million in security deposits held by us. Prior to the Lease Termination, we received monthly rent payments in accordance with the terms of the leases. No payments were received during the three months ended

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2018
(dollars in tables in thousands, except share data)

September 30, 2018. We received $18.6 million during the three months ended September 30, 2017, and $28.5 million and $55.7 million during the nine months ended September 30, 2018 and 2017, respectively.

12.	INCOME TAXES

New Senior is organized and conducts its operations to qualify as a REIT under the requirements of the Internal Revenue Code of 1986, as amended (the “Code”). However, certain of our activities are conducted through our taxable REIT subsidiary (“TRS”) and therefore are subject to federal and state income taxes at regular corporate tax rates.

The following table presents the provision for income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Current
Federal	$—	$—	$(42)	$—
State and local	100	67	254	221
Total current provision	100	67	212	221
Deferred
Federal	(94)	(60)	(15)	92
State and local	98	(87)	106	(40)
Total deferred provision	4	(147)	91	52
Total provision for income taxes	$104	$(80)	$303	$273

The following table presents the significant components of deferred tax assets:

	September 30, 2018	December 31, 2017
Deferred tax assets:
Prepaid fees and rent	$849	$790
Net operating losses	4,084	4,050
Deferred rent	328	949
Tax credits	—	42
Other	123	99
Total deferred tax assets	5,384	5,930
Less valuation allowance	—	—
Net deferred tax assets	5,384	5,930
Deferred tax liabilities:
Depreciation and amortization	—	455
Total deferred tax liabilities	—	455
Total net deferred tax assets	$5,384	$5,475

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income by the TRS during the periods in which temporary differences become deductible and before the net operating loss carryforward expires. We have not recorded a valuation allowance against our deferred tax assets as of September 30, 2018 or December 31, 2017 as management believes that it is more likely than not that our deferred tax assets will be realized.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2018
(dollars in tables in thousands, except share data)

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

As of September 30, 2018, approximately 1.3 million shares of our common stock were held by Fortress, through its affiliates, and its principals.

14.	COMMITMENTS AND CONTINGENCIES

As of September 30, 2018, management believes there are no material contingencies that would affect our results of operations, cash flows or financial position.

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

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2018
(dollars in tables in thousands, except share data)

Environmental Costs

As a commercial real estate owner, we are subject to potential environmental costs. As of September 30, 2018, management is not aware of any environmental concerns that would have a material adverse effect on our financial position or results of operations.

Capital Improvement and Repair Commitments

We have agreed to make $1.0 million available for capital improvements during the 15 year lease period to the triple net lease property under Watermark, none of which has been funded as of September 30, 2018. Upon funding these capital improvements, we will be entitled to a rent increase.

15.	SUBSEQUENT EVENTS

These consolidated financial statements include a discussion of material events, if any, which have occurred subsequent to September 30, 2018 (referred to as subsequent events) through the issuance of the consolidated financial statements.

On October 29, 2018, the Company’s board of directors declared a cash dividend on its common stock of $0.13 per common share for the quarter ended September 30, 2018. The dividend is payable on December 21, 2018 to shareholders of record on December 7, 2018.

On October 10, 2018, we refinanced the Term Loan with a seven-year secured loan of $720.0 million bearing interest at LIBOR plus 2.32%. We incurred approximately $11.6 million of expenses related to the refinancing, which will be capitalized and amortized over the life of the loan. We expect to write off approximately $6.2 million of deferred financing costs associated with the Term Loan. In October 2018, we paid $2.5 million to enter into an interest rate cap on the refinancing of the Term Loan, which caps LIBOR at 3.68%, has a notional value of $720.0 million and is effective through November 1, 2021.

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

On May 9, 2018, we entered into a lease termination agreement to terminate our triple net leases with affiliates of Holiday. The lease termination was effective May 14, 2018 (the “Lease Termination”). We received total consideration of $115.6 million, including a $70.0 million termination payment and retention of $45.6 million in security deposits held by us. In addition, in connection with the Lease Termination, we assumed ownership of certain furniture, fixtures, equipment and other improvements with a fair market value of $10.1 million. During the second quarter of 2018, we recognized a gain on lease termination of $40.1 million after adjusting for write-offs of straight-line rent receivables of $84.3 million and net above-market rent lease intangible assets of $1.2 million.

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

In conjunction with the Lease Termination, we repaid $663.8 million of secured loans and recognized a loss on extinguishment of debt of $58.5 million, comprising of $51.9 million in prepayment penalties and $6.6 million in the write-off of deferred financing costs on the loans, which is included in the Consolidated Statements of Operations. The repayment was facilitated by a one-year secured term loan of $720.0 million (the “Term Loan”). We incurred a total of $12.3 million in deferred financing costs, which have been capitalized and amortized over the life of the Term Loan and the amortization is included in interest expense on the

Consolidated Statements of Operations. Deferred financing costs are reported as a direct deduction from the carrying amount of the related mortgage notes payable on the Consolidated Balance Sheets.

On October 10, 2018, we refinanced the Term Loan with a seven-year secured loan of $720.0 million bearing interest at LIBOR plus 2.32%. We incurred approximately $11.6 million of expenses related to the refinancing, which will be capitalized and amortized over the life of the loan. In October 2018, we paid $2.5 million to enter into an interest rate cap on the refinancing of the Term Loan, which caps LIBOR at 3.68%, has a notional value of $720.0 million and is effective through November 1, 2021.

In addition, on August 7, 2018, we announced a non-binding agreement in principle with the Manager to internalize the Company’s management function. The Special Committee continues to work with the Manager towards definitive documentation for the internalization, and the Company continues to prepare to be operationally ready for the internalization by January 1, 2019. The agreement in principle with respect to the internalization is non-binding, and there can be no assurance as to when or whether the internalization will occur or its terms. See Part II, Item 1A. Risk Factors, “-We may not realize some or all of the targeted benefits of the anticipated internalization”, “-Following the internalization, we expect to become reliant on certain transition services provided by our Manager pursuant to a transition services agreement, and we may not find a suitable provider for these transition services if the Manager ceases to provide the transition services under the terms of such agreement”, and “-We may not be able to attract and retain key management and other key employees in connection with the internalization.”

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

According to data from the National Investment Center for Seniors Housing and Care (“NIC”), occupancy in the third quarter decreased 60 basis points year over year. New Senior’s occupancy results underperformed the industry in the third quarter of 2018, with same store managed occupancy down 140 basis points year over year.

Industry occupancy for independent living (“IL”) facilities was down 30 basis points year over year, while industry occupancy for assisted living (“AL”) facilities was down 100 basis points year over year. Industry occupancy is expected to decline over the next four quarters.

Industry-wide, new supply remains elevated but continues to decrease. Units under construction represent 5.9% of inventory, but the ratio has decreased 140 basis points from a peak in the third quarter of 2016. The ratio of AL construction to inventory (7.0%) remains significantly higher than that for IL (4.9%).

Pressures from new competition remain significant for AL facilities in particular, including for some of those in our managed portfolio. Industry-wide for AL facilities, occupancy is near its lowest level since 2006 and labor cost growth is near its highest level since 2007. However, industry rate growth has continued to improve throughout 2018, increasing 2.8% year over year, with IL (up 3.1%) outperforming AL (up 2.4%).

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

Effective May 14, 2018, we terminated our triple net leases with respect to the properties in the Holiday Portfolio and concurrently entered into property management agreements with Holiday with respect to such properties. The NOI for such properties following the Lease Termination has been included in the Managed Properties segment. This resulted in a significant increase in the segment NOI of the Managed Properties with a corresponding decrease in the segment NOI of the Triple Net Lease Properties during the three and nine months ended September 30, 2018.

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

Three months ended September 30, 2018 compared to three months ended September 30, 2017

The following table provides a reconciliation of our segment NOI to net loss, and compares the results of operations for the respective periods:

	Three Months Ended September 30,		Increase (Decrease)
(dollars in thousands)	2018	2017	Amount	Percentage
Segment NOI for Managed Properties	$39,112	$26,099	$13,013	49.9%
Segment NOI for Triple Net Lease Properties	1,582	28,247	(26,665)	(94.4)%
Total segment NOI	40,694	54,346	(13,652)	(25.1)%
Expenses
Depreciation and amortization	22,373	35,126	(12,753)	(36.3)%
Interest expense	29,268	23,898	5,370	22.5%
Acquisition, transaction and integration expense	1,559	675	884	131.0%
Management fees and incentive compensation to affiliate	3,688	3,824	(136)	(3.6)%
General and administrative expense	3,219	3,958	(739)	(18.7)%
Other expense	782	1,484	(702)	(47.3)%
Total expenses	60,889	68,965	(8,076)	(11.7)%
Loss before income taxes	(20,195)	(14,619)	(5,576)	38.1%
Income tax expense (benefit)	104	(80)	184	NM
Net loss	$(20,299)	$(14,539)	$(5,760)	39.6%
_______________
NM – Not meaningful

Managed Properties

The following table presents same store and total portfolio results as of and for the three months ended September 30, 2018 and 2017:

	Same Store Portfolio				Total Portfolio
(dollars in thousands, except per bed data)	2018	2017	Change	%	2018	2017	Change	%
Resident fees and services	$76,128	$76,290	$(162)	(0.2)%	$116,178	$84,708	$31,470	37.2%
Less: Property operating expense	52,553	51,721	832	1.6%	77,066	58,609	18,457	31.5%
NOI	$23,575	$24,569	(994)	(4.0)%	$39,112	$26,099	$13,013	49.9%

Total properties	81	81			132	90
Average available beds	9,548	9,539			15,395	10,930
Average occupancy (%)	84.8	86.2			86.2	85.5
Average monthly revenue per occupied bed	$3,135	$3,093			$2,920	$3,020

Resident fees and services

Total resident fees and services increased $31.5 million. An increase of $40.0 million is attributable to the fees from the Holiday Portfolio, which are included in the Managed Properties segment following the Lease Termination. This increase was offset by a decrease of $8.4 million attributable to the revenue of nine sold properties.

Same store resident fees and services was flat as a decrease in average occupancy rates was offset by an increase in average rental rates

Property operating expense

Property operating expense increased $18.5 million. An increase of $24.5 million is attributable to the property operating expense related to the Holiday Portfolio, which is included in the Managed Properties segment following the Lease Termination. This increase was partially offset by a decrease of $6.9 million attributable to the operating expense of nine sold properties. The remaining increase was primarily attributable to higher labor costs and property taxes.

Property operating expense includes property management fees and travel reimbursements paid to the property managers of $6.3 million and $5.0 million for the three months ended September 30, 2018 and 2017, respectively.

Same store property operating expense increased $0.8 million, primarily due to higher labor costs and property taxes.

Segment NOI

Total segment NOI and same store segment NOI increased by $13.0 million and decreased by $1.0 million, respectively. See above for the variance explanations.

Triple Net Lease Properties

The following table presents same store and total portfolio results as of and for the three months ended September 30, 2018 and 2017:

	Same Store Portfolio				Total Portfolio
(dollars in thousands)	2018	2017	Change	%	2018	2017	Change	%
Rental revenue	$1,582	$1,581	$1	0.1%	$1,582	$28,247	$(26,665)	(94.4)%
NOI	$1,582	$1,581	$1	0.1%	$1,582	$28,247	$(26,665)	(94.4)%

Total properties	1	1			1	58
Average available beds	463	463			463	7,543
Average occupancy (%)	89.3	89.1			85.8	86.8

Total segment NOI decreased $26.7 million, primarily due to the Lease Termination effective on May 14, 2018 and the sale of six properties in the fourth quarter of 2017. As a percentage of rental revenue, segment NOI was 100% of revenue for each fiscal year as the lessee operates the property and bears the related costs, including maintenance, utilities, taxes, insurance, repairs, capital improvements and the payroll expense of property-level employees.

Expenses

Depreciation and amortization

Depreciation and amortization expense decreased $12.8 million, primarily due to certain intangibles becoming fully amortized.

Interest expense

Interest expense increased $5.4 million, primarily due to a higher effective interest rate on the Term Loan with an aggregate principal amount of $720.0 million, which facilitated the repayment of $663.8 million of secured loans in conjunction with the Lease Termination. The weighted average effective interest rate for the three months ended September 30, 2018 and 2017 was 5.82% and 4.42%, respectively.

Acquisition, transaction and integration expense

Acquisition, transaction and integration expense increased $0.9 million, primarily due to costs associated with our review of strategic alternatives to maximize stockholder value. This increase was partially offset by lower transaction related reimbursement to the Manager.

Management fees and incentive compensation to affiliate

Management fees and incentive compensation to affiliate expense remained relatively unchanged during the comparative periods.

General and administrative expense

General and administrative expense decreased $0.7 million, primarily due to a lower reimbursement to the Manager and a decrease in professional fees and franchise taxes.

Other expense

Other expense decreased $0.7 million, primarily due to hurricane damage remediation costs of $0.9 million, offset by bank interest income of $0.3 million earned in 2018.

Other

Income tax expense

We are organized and conduct our operations to qualify as a REIT under the requirements of the Code. However, certain of our activities are conducted through our TRS and therefore are subject to federal and state income taxes. Income tax expense increased primarily due to higher state taxes incurred in 2018.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017

The following table provides a reconciliation of our segment NOI to net loss, and compares the results of operations for the respective periods:

	Nine Months Ended September 30,		Increase (Decrease)
(dollars in thousands)	2018	2017	Amount	Percentage
Segment NOI for Managed Properties	$95,330	$80,612	$14,718	18.3%
Segment NOI for Triple Net Lease Properties	37,825	84,741	(46,916)	(55.4)%
Total segment NOI	133,155	165,353	(32,198)	(19.5)%
Expenses
Depreciation and amortization	73,619	108,587	(34,968)	(32.2)%
Interest expense	76,946	70,469	6,477	9.2%
Acquisition, transaction and integration expense	13,130	1,469	11,661	NM
Management fees and incentive compensation to affiliate	11,127	14,402	(3,275)	(22.7)%
General and administrative expense	10,111	11,695	(1,584)	(13.5)%
Loss on extinguishment of debt	58,544	672	57,872	NM
Other expense	2,194	1,645	549	33.4%
Total expenses	245,671	208,939	36,732	17.6%
Gain on sale of real estate	—	22,546	(22,546)	NM
Gain on lease termination	40,090	—	40,090	NM
Loss before income taxes	(72,426)	(21,040)	(51,386)	NM
Income tax expense	303	273	30	11.0%
Net loss	$(72,729)	$(21,313)	$(51,416)	NM
_______________
NM – Not meaningful

Managed Properties

The following table presents same store and total portfolio results as of and for the nine months ended September 30, 2018 and 2017:

	Same Store Portfolio				Total Portfolio
(dollars in thousands, except per bed data)	2018	2017	Change	%	2018	2017	Change	%
Resident fees and services	$213,959	$214,284	$(325)	(0.2)%	$288,005	$257,473	$30,532	11.9%
Less: Property operating expense	144,355	141,835	2,520	1.8%	192,675	176,861	15,814	8.9%
NOI	$69,604	$72,449	$(2,845)	(3.9)%	$95,330	$80,612	$14,718	18.3%

Total properties	77	77			132	90
Average available beds	8,890	8,881			12,144	11,118
Average occupancy (%)	85.5	87.0			85.4	85.7
Average monthly revenue per occupied bed	$3,129	$3,080			$3,085	$3,001

Resident fees and services

Total resident fees and services increased $30.5 million. An increase of approximately $61.0 million is attributable to the fees from the Holiday Portfolio, which are included in the Managed Properties segment following the Lease Termination. This increase was offset by a decrease of $29.7 million attributable to the revenue of 13 sold properties.

Same store resident fees and services decreased $0.3 million, primarily due to a decrease in average occupancy rates, partially offset by an increase in average rental rates

Property operating expense

Property operating expense increased $15.8 million. An increase of $37.0 million is attributable to the property operating expense related to the Holiday Portfolio, which is included in the Managed Properties segment following the Lease Termination. This increase was offset by a decrease of $23.5 million attributable to the operating expense of 13 sold properties. The remaining increase was attributable to higher labor and insurance costs.

Property operating expense includes property management fees and travel reimbursements paid to the property managers of $16.0 million and $15.3 million for the nine months ended September 30, 2018 and 2017, respectively.

Same store property operating expense increased $2.5 million, primarily due to higher labor and insurance costs.

Segment NOI

Total segment NOI and same store segment NOI increased by $14.7 million and decreased by $2.8 million, respectively. See above for the variance explanations.

Triple Net Lease Properties

The following table presents same store and total portfolio results as of and for the nine months ended September 30, 2018 and 2017:

	Same Store Portfolio				Total Portfolio
(dollars in thousands)	2018	2017	Change	%	2018	2017	Change	%
Rental revenue	$4,745	$4,743	$2	—%	$37,825	$84,741	$(46,916)	(55.4)%
NOI	$4,745	$4,743	$2	—%	$37,825	$84,741	$(46,916)	(55.4)%

Total properties	1	1			1	58
Average available beds	463	463			3,061	7,542
Average occupancy (%)	89.3	89.1			85.8	86.8

Total segment NOI decreased $46.9 million, primarily due to the Lease Termination effective on May 14, 2018 and the sale of six properties in the fourth quarter of 2017. As a percentage of rental revenue, segment NOI was 100% of revenue for each fiscal year as the lessee operates the property and bears the related costs, including maintenance, utilities, taxes, insurance, repairs, capital improvements and the payroll expense of property-level employees.

Expenses

Depreciation and amortization

Depreciation and amortization expense decreased $35.0 million, primarily due to certain intangibles becoming fully amortized.

Interest expense

Interest expense increased $6.5 million, primarily due to a higher effective interest rate on the Term Loan with an aggregate principal amount of $720.0 million, which facilitated the repayment of $663.8 million of secured loans in conjunction with the Lease Termination. The weighted average effective interest rate for the nine months ended September 30, 2018 and 2017 was 5.23% and 4.37%, respectively.

Acquisition, transaction and integration expense

Acquisition, transaction and integration expense increased $11.7 million, primarily due to costs associated with our review of strategic alternatives to maximize stockholder value.

Management fees and incentive compensation to affiliate

Management fees and incentive compensation to affiliate expense decreased $3.3 million, primarily due to incentive compensation of $2.9 million earned by the Manager from the sale of two properties in June 2017.

General and administrative expense

General and administrative expense decreased $1.6 million, primarily due to a lower reimbursement to the Manager and a decrease in professional fees and franchise taxes.

Loss on extinguishment of debt

Loss on extinguishment of debt increased by $57.9 million primarily due to the recognition of a loss on extinguishment of debt of $58.5 million as a result of the repayment of $663.8 million of debt in conjunction with the Lease Termination.

Other expense

Other expense increased $0.5 million. On March 26, 2018, Florida passed the “Emergency Environmental Control for Assisted Living Facilities” bill (the “Florida Generator Bill”) which requires all assisted living facilities to have an alternative power source, such as a generator. During the fourth quarter of 2017, we sold nine Florida properties and agreed with the buyer to cover a portion of the costs to comply with this rule if it became effective. Accordingly, during the nine months ended September 30, 2018, we recorded a loss of $0.9 million, which represents our current best estimate of the expected costs. The increase was offset by bank interest income of $0.3 million earned in 2018.

Other

Gain on sale of real estate

No gain on sale of real estate was recognized during the nine months ended September 30, 2018. During the nine months ended September 30, 2017, we sold four properties and recognized a gain on sale of $22.5 million.

Gain on lease termination

During the nine months ended September 30, 2018, we recognized a gain of $40.1 million as a result of the Lease Termination. No gain on lease termination was recognized during the nine months ended September 30, 2017.

Income tax expense

We are organized and conduct our operations to qualify as a REIT under the requirements of the Code. However, certain of our activities are conducted through our TRS and therefore are subject to federal and state income taxes. Income tax expense remained relatively unchanged for the comparative periods.

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

The following table summarizes the geographic locations of our senior housing properties as of September 30, 2018:

	Managed Properties		Triple Net Lease Properties		Total
Location	Number of Communities	Number of Beds	Number of Communities	Number of Beds	Number of Communities	Number of Beds
Arizona	2	223	—	—	2	223
Arkansas	1	113	—	—	1	113
California	11	1,284	—	—	11	1,284
Colorado	5	558	—	—	5	558
Connecticut	2	277	—	—	2	277
Florida	15	1,859	—	—	15	1,859
Georgia	2	194	—	—	2	194
Hawaii	1	123	—	—	1	123
Idaho	1	123	—	—	1	123
Illinois	2	177	—	—	2	177
Indiana	1	114	—	—	1	114
Iowa	2	215	—	—	2	215
Kansas	3	355	—	—	3	355
Kentucky	1	117	—	—	1	117
Louisiana	2	223	—	—	2	223
Massachusetts	2	255	—	—	2	255
Michigan	2	240	—	—	2	240
Mississippi	2	161	—	—	2	161
Missouri	3	320	—	—	3	320
Montana	2	242	—	—	2	242
Nebraska	1	117	—	—	1	117
Nevada	2	295	—	—	2	295
New Hampshire	4	265	—	—	4	265
New York	3	354	—	—	3	354
North Carolina	9	1,156	—	—	9	1,156
Ohio	3	354	—	—	3	354
Oklahoma	1	121	—	—	1	121
Oregon	9	941	—	—	9	941
Pennsylvania	6	752	1	463	7	1,215
South Carolina	1	120	—	—	1	120
South Dakota	1	114	—	—	1	114
Tennessee	4	345	—	—	4	345
Texas	13	1,717	—	—	13	1,717
Utah	6	710	—	—	6	710
Virginia	3	354	—	—	3	354
Washington	2	275	—	—	2	275
Wisconsin	2	233	—	—	2	233
Total	132	15,396	1	463	133	15,859

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity needs are to (i) fund operating expenses, (ii) meet debt service requirements, (iii) fund recurring capital expenditures and investment activities, if applicable, and (iv) make distributions to stockholders. As of September 30, 2018, we had approximately $157.4 million in liquidity, consisting of unrestricted cash and cash equivalents. A portion of this amount is held in operating accounts used to fund expenses at our managed properties and, therefore, may not be available for distribution to stockholders.

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

In addition, concurrently with the Lease Termination, we repaid $663.8 million of secured loans, facilitated by the $720.0 million Term Loan, as described in “Overview-Recent Developments” above. In October 2018, we refinanced the Term Loan with a seven-year secured loan of $720.0 million bearing interest at LIBOR plus 2.32%. We incurred approximately $11.6 million of expenses related to the refinancing, which will be capitalized and amortized over the life of the loan.

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

•
Impact of Expected Additional Borrowings or Sales of Assets on Cash Flows: The availability and timing of and proceeds from additional borrowings or refinancing of existing debt may be different than expected or may not occur as expected. The timing of any sale of assets, and the proceeds from any such sales, are unpredictable and may vary materially from an asset’s estimated fair value and carrying value.

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

Debt Obligations

Our mortgage notes payable contain various customary financial and other covenants, and in certain cases include a Debt Service Coverage Ratio, Project Yield or Minimum Net Worth and Liquid Assets provision, as defined in the agreements. As of September 30, 2018, we were in compliance with all of such covenants.

Capital Expenditures

For our Managed Properties segment, we anticipate that capital expenditures will be funded through operating cash flows from the Managed Properties. During the nine months ended September 30, 2018, we funded $15.3 million of capital expenditures.

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

Cash Flows

The following table provides a summary of our cash flows:

	Nine Months Ended September 30,		Increase (Decrease)
(dollars in thousands)	2018	2017	Amount
Net cash provided by (used in)
Operating activities	$111,526	$71,936	$39,590
Investing activities	(13,605)	32,878	(46,483)
Financing activities	(79,141)	(112,235)	33,094
Net increase in cash, cash equivalents and restricted cash	18,780	(7,421)	26,201
Cash, cash equivalents and restricted cash, beginning of period	157,485	97,517	59,968
Cash, cash equivalents and restricted cash, end of period	$176,265	$90,096	$86,169

Operating activities

Net cash provided by operating activities was $111.5 million and $71.9 million for the nine months ended September 30, 2018 and 2017, respectively. The period-over-period increase of $39.6 million was primarily due to the receipt of $70.0 million from Holiday due to the Lease Termination in May 2018. The increase was offset by lower NOI of $17.7 million as a result of the sale of 19 properties in 2017 and payments for costs associated with our review of strategic alternatives to maximize stockholder value.

Investing activities

Net cash used in investing activities was $13.6 million and net cash provided by investing activities was $32.9 million for the nine months ended September 30, 2018 and 2017, respectively. The period-over-period change of $46.5 million was primarily due to proceeds of $47.4 million received from the sale of four properties during the nine months ended September 30, 2017.

Financing activities

Net cash used in financing activities was $79.1 million and $112.2 million for the nine months ended September 30, 2018 and 2017, respectively. The period-over-period decrease of $33.1 million was primarily due to repayments of $28.0 million in mortgage notes payable associated with the sale of four properties during the nine months ended September 30, 2017. The decrease was slightly offset by the payment of deferred financing costs of $12.3 million on the Term Loan during the nine months ended September 30, 2018.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2018, we do not have any off-balance sheet arrangements. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, special purpose or variable interest entities established to facilitate off-balance sheet arrangements. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intend to provide additional funding to any such entities.

CONTRACTUAL OBLIGATIONS

As of September 30, 2018, we had the following material contractual obligations, including estimates of interest payments on our floating rate debt (dollars in thousands):

	Period from October 1, 2018 to December 31, 2018	2019 (A)	2020	2021	2022	Thereafter	Total
Principal payments	$3,454	$12,941	$13,507	$19,444	$11,081	$22,914	$83,341
Balloon payments	—	865,376	24,950	—	567,276	424,325	1,881,927
Subtotal	3,454	878,317	38,457	19,444	578,357	447,239	1,965,268
Interest (B)	25,621	70,289	47,719	45,830	27,692	51,728	268,879
Total obligations (C)	$29,075	$948,606	$86,176	$65,274	$606,049	$498,967	$2,234,147

(A)
We have an option to extend a balloon payment of approximately $50.0 million to April 2020, subject to a fee of 0.125% of the then-outstanding principal balance. In October 2018, we refinanced a $720.0 million loan, which matures in 2025.

(B)
Estimated interest payments on floating rate debt are calculated using LIBOR rates in effect at September 30, 2018 and may not be indicative of actual payments. Actual payments may vary significantly due to LIBOR fluctuations. See Note 9 to the consolidated financial statements for further information about interest rates.

(C)	Total obligations include an estimate of interest payments on floating rate debt, see Note B above.

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

The following table sets forth a reconciliation of net loss to FFO, Normalized FFO and Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2018	2017	2018	2017
Net Loss	$(20,299)	$(14,539)	$(72,729)	$(21,313)
Gain on sale of real estate	—	—	—	(22,546)
Depreciation and amortization	22,373	35,126	73,619	108,587
FFO	2,074	20,587	890	64,728
Acquisition, transaction and integration expense	1,559	675	13,130	1,469
Loss on extinguishment of debt	—	—	58,544	672
Incentive compensation on sale of real estate (A)	—	—	—	2,930
Gain on lease termination	—	—	(40,090)	—
Other expense (B)	1,095	1,484	2,507	1,645
Normalized FFO	4,728	22,746	34,981	71,444
Interest expense	29,268	23,898	76,946	70,469
Income tax expense (benefit)	104	(80)	303	273
Adjusted EBITDA	$34,100	$46,564	$112,230	$142,186

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

(B)	Primarily includes hurricane losses, a loss associated with the Florida Generator Bill and reduction in fair value of our interest rate caps.

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

As of September 30, 2018, we had $1.4 billion of floating rate debt, representing 71.4% of our total indebtedness, with a weighted average rate of 6.53%. A 100 basis point change in interest rates would change annual interest expense by $14.0 million on an annualized basis.

Credit Risk

Historically, we have derived a significant portion of our revenue from the long term triple net leases with Holiday in which the minimum rental payments were fixed with scheduled periodic increase and we could have been adversely affected if Holiday became unable or unwilling to satisfy its obligations to us. The properties we leased to Holiday under our triple net leases accounted for a significant portion of our total revenues and net operating income, and such concentration created credit risk. Rental revenue attributable to our triple net leases with Holiday accounted for 0.0% and 19.7% of our total revenues for the three months ended September 30, 2018 and 2017, respectively, and 10.2% and 19.5% for the nine months ended September 30, 2018 and 2017, respectively. In May 2018, we terminated our triple net leases with Holiday and are no longer subject to such credit risk with respect to Holiday.

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

•	Our ability to obtain financing or refinancing on favorable terms, if at all.

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

•
Because we derive substantially all of our revenues from operations conducted by third parties, any inability or unwillingness by these operators to satisfy their respective obligations to us or to renew their leases with us upon expiration of the terms thereof could have a material adverse effect on our liquidity, financial condition, our ability to service our indebtedness and to make distributions to our stockholders.

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

On December 30, 2016, John Cumming, a purported stockholder of the Company, filed a purported derivative complaint in the Delaware Court of Chancery against Wesley R. Edens, Susan Givens, Virgis W. Colbert, Michael D. Malone, Stuart A. McFarland, Cassia van der Hoof Holstein (collectively, the "Individual Defendants"), FIG LLC ("FIG"), Fortress Operating Entity I LP ("FOE I"), FIG Corporation ("FIG Corp."), Holiday Acquisition Holdings LLC, Fortress Investment Group LLC ("Fortress"), and nominal defendant New Senior Investment Group, Inc. (the "Complaint"). The action is captioned Cumming v. Edens, et al, C.A. No. 13007-VCS. The Complaint alleges that the defendants caused the Company to acquire a portfolio of senior-living properties from Holiday in violation of their fiduciary duties. Specifically, the Complaint alleges that the Company's board of directors and Fortress breached their fiduciary duties of care and loyalty; that defendant Susan Givens breached her fiduciary duties of care and loyalty in her capacity as an officer of the Company; and that defendants Fortress, Holiday, FIG, FOE I, and FIG Corp. aided and abetted these breaches. The lawsuit seeks declaratory relief, equitable relief and damages. Plaintiff filed an Amended Complaint on June 8, 2017 containing substantially the same allegations. The Individual Defendants, FIG, FOE I, FIG Corp., Fortress and New Senior moved to dismiss the Amended Complaint on July 21, 2017. On February 20, 2018, the Court of Chancery issued an opinion denying the defendants' motion to dismiss the Amended Complaint in its entirety. On October 17, 2018, Plaintiff filed a motion for leave to file a second amended derivative complaint. The proposed second amended complaint contains substantially the same allegations as the first amended complaint, as well as a claim for declaratory judgment that New Senior has the right to terminate the management agreement between FIG LLC and New Senior for cause. A trial date has been scheduled for late July 2019.

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

As previously announced, our board of directors, together with our management team and legal and financial advisors, has been exploring a full range of strategic alternatives to maximize stockholder value, and we retained J.P. Morgan Securities LLC as our financial advisor and Skadden, Arps, Slate, Meagher & Flom LLP as our legal advisor. The board formed a special committee (the “Special Committee”), composed entirely of independent and disinterested directors, to address certain aspects of the strategic review, and the Special Committee retained Morgan Stanley & Co. LLC as its independent financial advisor and Wachtell, Lipton, Rosen & Katz as its independent legal advisor. As part of the strategic review process, we terminated our triple net leases relating to 51 independent living properties (the “Holiday Portfolio”), effective May 14, 2018 (the “Lease Termination”). In addition, on August 9, 2018, we announced three additional strategic initiatives: (i) a plan to internalize the Company’s management function; (ii) refinancing of a $720 million loan maturing in May 2019 with a long-term loan, which we completed on October 10, 2018; and (iii) our board of directors’ determination to decrease the quarterly dividend, re-setting it to more closely align the Company’s payout ratios with its industry peers. For additional details, refer to Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Recent Developments.”

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

As part of the internalization, we expect to become the employer of certain individuals who perform services on our behalf. Such employees, particularly our key management, are vital to our success and difficult to replace. We may be unable to retain them or to attract other highly qualified individuals, particularly if we do not offer employment terms competitive with the rest of the market. Failure to attract and retain highly qualified employees, or failure to develop and implement a viable succession plan, could result in inadequate depth of institutional knowledge or skill sets, adversely affecting our business.

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

Prior to the Lease Termination, Holiday accounted for substantially all of the NOI from our Triple Net Lease segment, and Holiday serves as the manager of properties representing a significant portion of the NOI from our Managed Properties segment. For the nine months ended September 30, 2018 and 2017, Holiday served as the manager of properties representing 79.5% and 73.5%, respectively, of the NOI from our Managed Properties segment. As of September 30, 2018, Holiday managed 102 of the 132 properties in our Managed Properties segment, including the 51 properties that were previously in our Triple Net Lease segment. Holiday is majority-owned by private equity funds managed by our Manager (or its affiliates).

As of September 30, 2018, all of our managed properties were subject to management agreements with Holiday, Blue Harbor, JEA, Thrive, Grace or Watermark. We rely on our property managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our senior housing operations efficiently and effectively. We also rely on our property managers to set appropriate resident fees and to otherwise operate our senior housing communities in compliance with the terms of our property management agreements and all applicable laws and regulations. Although we have various rights as the property owner under our property management agreements, including various rights to set budget guidelines and to terminate and exercise remedies under those agreements as provided therein, any failure, inability or unwillingness on the part of our property managers to satisfy their respective obligations under those agreements, to efficiently and effectively manage our properties or to provide timely and accurate accounting information with respect thereto, could have a material adverse effect on us.

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

Following the Lease Termination, effective as of May 14, 2018, the remaining property in our Triple Net Lease segment is leased on a triple net basis to an operator. Rental income from our triple net leases represented 28.4% of our NOI during the nine months ended September 30, 2018, and Holiday accounted for 87.5% of that amount prior to the Lease Termination.

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

During the nine months ended September 30, 2018, 71.6% of our NOI was attributable to our managed portfolio. We have engaged third parties to operate all of our managed assets on our behalf. The income generated by our managed properties, which we expect will increase following the Lease Termination, depends on the ability of our property managers to successfully manage these properties, which is a complex task. Although we have various rights pursuant to our property management agreements, we rely upon our property managers’ personnel, expertise, technical resources and information systems, compliance procedures and programs, proprietary information, good faith and judgment to manage our senior housing operations efficiently and effectively. We also rely on our property managers to provide accurate property-level financial results for our properties in a timely manner and to otherwise operate our properties in compliance with the terms of our property management agreements and all applicable laws and regulations. We rely on our property managers to attract and retain skilled management personnel and property level personnel who are responsible for the day-to-day operations of our properties. A failure to effectively manage property operating expense, including, without limitation, labor costs and resident referral fees, or significant changes in our property managers’ ability to manage our properties efficiently and effectively, could adversely affect the income we receive from our properties and have a material adverse effect on us. Any adverse developments in our property managers’ business and affairs or financial condition could impair such property manager’s ability to manage our properties efficiently and effectively and in compliance with applicable laws, which could have a material adverse effect on our business, results of operations or financial condition.

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

To date, our investments have been in the senior housing sector. Any factors that affect real estate and the senior housing industry will have a more pronounced effect on our portfolio relative to a portfolio of more diversified investments. In addition, the geographic concentration of our assets in certain states may result in losses due to our significant exposure to the effects of economic and real estate conditions in those markets. The geographic location of our properties and the percentage of total revenues by geographic location are set forth under Item1. Business-Our Portfolio of our Form 10-K. As a result of this concentration, a material portion of our portfolios are significantly exposed to the effects of economic and real estate conditions in those particular markets, such as the supply of competing properties, home prices, income levels, the financial condition of our tenants, and general levels of employment and economic activity, which has been, and may continue to be, adversely affected by the recent decline in oil prices. To the extent that weak economic or real estate conditions affect markets in which we have a significant presence more severely than other areas of the country, our financial performance could be negatively impacted. Some or all of these properties could be affected if these regions experience severe weather or natural disasters; delays in obtaining regulatory approvals; delays or decreases in the availability of personnel or services; and/or changes in the regulatory, political or fiscal environment.

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

RISKS RELATED TO OUR MANAGER

We are, and if the proposed internalization does not occur, we will remain dependent on our Manager and may not find a suitable replacement if our Manager terminates the Management Agreement, and the inability of our Manager to retain or obtain key personnel could delay or hinder implementation of our investment strategies, which could impair our ability to make distributions and could reduce the value of your investment.

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

There are conflicts of interest inherent in our relationship with our Manager insofar as our Manager and its affiliates-including investment funds, private investment funds, or businesses managed by our Manager-invest in senior housing properties and whose investment objectives overlap with our investment objectives. Certain investments appropriate for us may also be appropriate for one or more of these other investment vehicles. Certain members of our board of directors and employees of our Manager who are our officers also serve as officers and/or directors of Fortress and these other entities. Although we have the same Manager, we may compete with entities affiliated with our Manager or Fortress for certain target assets. Fortress has raised two funds primarily focused on investing in senior housing properties. The first, raised in 2006 with $650 million in commitments at closing had its final liquidation in December 2014. The second, also raised in 2006, had $1.6 billion in capital commitments as of September 30, 2018 and is in the process of selling its investment in Holiday. Certain of Fortress’s other funds also hold significant investments in senior housing. All of these funds are outside their respective investment periods, although one of these funds has approximately $120 million in unfunded commitments, which may be drawn for follow-on investments. Fortress funds generally have a fee structure similar to ours, but the fees actually paid will vary depending on the size, terms and performance of each fund. From time to time, affiliates of Fortress focus on investments in assets with a similar profile as our target assets that we may seek to acquire. These affiliates may have meaningful purchasing capacity, which may change over time depending upon a variety of factors, including, but not limited to, available equity capital and debt financing, market conditions and cash on hand. Fortress had approximately $41.4 billion of assets under management as of June 30, 2018. In addition, with respect to funds in the process of selling investments, our Manager may be incentivized to regard the sale of such assets to New Senior positively, particularly if a sale to an unrelated third party would result in a loss of fees to our Manager.

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

10.15
Master Multifamily Loan and Security Agreement - Senior Housing, dated as of October 10, 2018, by and among the entities listed on Schedule 1 thereto, as Borrowers, and Lender (incorporated by reference to New Senior’s report on Form 8-K, Exhibit 10.1, filed on October 15, 2018).

10.16
Multifamily Note - Floating Rate, dated as of October 10, 2018, executed by Borrowers in favor of Lender (incorporated by reference to New Senior’s report on Form 8-K, Exhibit 10.2, filed on October 15, 2018).

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

November 2, 2018

By:	/s/ Bhairav Patel
Bhairav Patel
Interim Chief Financial Officer, Treasurer and Chief Accounting Officer

November 2, 2018