Form 10-K
period 2018-12-31
New Senior Investment Group Inc.
filed 2019-02-26
CIK 1610114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the annual period ended December 31, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________
Commission File Number: 001-36499

New Senior Investment Group Inc.
(Exact name of registrant as specified in its charter)

Delaware	80-0912734
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

55 West 46th Street, New York, NY	10036
(Address of principal executive offices)	(Zip Code)

(646) 822-3700
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
☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

i

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

The aggregate market value of the common stock held by non-affiliates as of June 30, 2018 (computed based on the closing price on such date as reported on the NYSE) was approximately $600 million.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.
Common stock, $0.01 par value per share: 82,209,844 shares outstanding as of February 22, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, 13 and 14) will be incorporated by reference from the registrant’s Definitive Proxy Statement for its 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of New Senior Investment Group Inc.’s (“New Senior,” the “Company,” “we,” “us” or “our”) investments, the stability of our earnings, and our financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “would,” “should,” “potential,” “intend,” “expect,” “plan,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual outcome of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:
•our ability to successfully manage the recent transition to self-management;
•our ability to comply with the terms of our financings, which depends in part on the performance of our operators;
•any increase in our borrowing costs as a result of rising interest rates or other factors;
•our ability to pay down, refinance, restructure or extend our indebtedness as it becomes due or as needed to comply with the terms of our covenants or to facilitate our ability to sell assets;
•our ability to manage our liquidity and sustain distributions to our shareholders at the current level, particularly in light of the cash shortfall described in our risk factors and under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources”;
•our dependence on our property managers and tenant to operate our properties successfully and in compliance with the terms of our agreements with them, applicable law and the terms of our financings;
•factors affecting the performance of our properties, such as increases in costs (including, but not limited to, the costs of labor, supplies, insurance and property taxes);
•concentration risk with respect to Holiday Retirement (“Holiday”), which, for the year ended December 31, 2018, accounted for 81.0% of net operating income (“NOI”) from our Managed Properties segments and 83.9% of NOI from our Triple Net Lease Properties segment;
•risks associated with a change of control in the ownership or senior management of Holiday;
•our ability and the ability of our property managers and tenant to obtain and maintain adequate property, liability and other insurance from reputable, financially stable providers;
•changes of federal, state and local laws and regulations relating to employment, fraud and abuse practices, Medicaid reimbursement and licensure, etc., including those affecting the healthcare industry that affect our costs of compliance or increase the costs, or otherwise affect the operations or our property managers or tenant;
•the ability of our property managers and tenant to maintain the financial strength and liquidity necessary to satisfy their respective obligations and liabilities to us and third parties;
•the quality and size of our investment pipeline, our ability to execute investments at attractive risk-adjusted prices, our ability to finance our investments on favorable terms, and our ability to deploy investable cash in a timely manner;
•our ability to sell properties on favorable terms and to realize the anticipated benefits from any such dispositions;
•changes in economic conditions generally and the real estate, senior housing and bond markets specifically;
•our stock price performance and any disruption or lack of access to the capital markets or other sources of financing;
•the impact of any current or future legal proceedings and regulatory investigations and inquiries on us;
•our ability to maintain effective internal control over financial reporting and our reliance on our operators for timely delivery of accurate property-level financial results;
•our ability to maintain our qualification as a Real Estate Investment Trust (“REIT”) for U.S. federal income tax purposes and the potentially onerous consequences that any failure to maintain such qualification would have on our business; and
•our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “1940 Act”) and the fact that maintaining such exemption imposes limits on our business strategy.

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

•should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

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

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
FORM 10-K

PART I

ITEM 1. BUSINESS

COMPANY OVERVIEW

We are a publicly traded REIT with a diversified portfolio of primarily private pay senior housing properties located across the United States. We are one of the largest owners of senior housing properties in the United States. As of December 31, 2018, our portfolio was comprised of 133 primarily private pay senior housing properties located across 37 states.

We were formed as a Delaware limited liability company and wholly owned subsidiary of Drive Shack Inc., formerly Newcastle Investment Corp. (“Drive Shack”), on May 17, 2012. On November 6, 2014, we were spun off from Drive Shack and listed on the NYSE under the symbol “SNR.” We are headquartered in New York, New York.

Through December 31, 2018, we were externally managed and advised by an affiliate of Fortress Investment Group LLC (the “Manager”). On November 19, 2018, we entered into definitive agreements with the Manager to internalize our management, effective December 31, 2018 (the “Internalization”). In connection with the Internalization, we also entered into a Transition Services Agreement with the Manager to continue to provide certain services for a transition period. Following the effectiveness of the Internalization, our board of directors concluded its formal review of strategic alternatives, which the Company initially announced in February 2018. However, our board of directors, together with our management team, continues to focus on enhancing corporate strategy to maximize stockholder value.

The majority of our portfolio is managed by some of the largest and most experienced operators in the United States. Currently, our managed properties are managed by affiliates or subsidiaries of Holiday Retirement (“Holiday”), FHC Property Management LLC (together with its subsidiaries, “Blue Harbor”), Jerry Erwin Associates, Inc. (“JEA”), Thrive Senior Living LLC (“Thrive”), Grace Management, Inc. (“Grace”) and Watermark Retirement Communities, Inc. (“Watermark”). We also own and triple net lease one property to Watermark. Holiday is among the top three largest senior housing operators in the United States. The assets in our portfolio are described in more detail below under “Our Portfolio.”

Our investment strategy has been focused on acquiring private pay senior housing properties, which we believe is unique compared to our publicly traded peers. However, from time to time, we may explore new business opportunities and asset categories as part of our business strategy.

INVESTMENT ACTIVITY

During 2018, we did not buy or sell any properties. See Note 4 to our consolidated financial statements for additional information.

MARKET OPPORTUNITY

Opportunity to Consolidate Large and Fragmented Industry

We believe there are significant investment opportunities in the U.S. senior housing market driven by three factors: (i) growing demand from significant increases in the senior citizen population, (ii) highly fragmented ownership of senior housing properties among many smaller local (“mom and pop”) and regional owner/operators and (iii) operational improvement opportunities to increase property-level net operating income. We estimate the size of the senior housing industry in the United States to be approximately $300 billion, and, according to the 2018 American Seniors Housing Association 50 Report, approximately 61% of these senior housing facilities are owned by mom and pop operators with five or fewer properties.

Attractive Demand - Supply Fundamentals to Drive Organic Growth

We believe that the rapidly growing senior citizen population in the U.S. will result in a substantially increased demand for senior housing properties as the baby boomer generation ages, life expectancies lengthen and more health-related services are demanded. The U.S. Census Bureau estimates that the total number of people aged 65 and older is expected to increase from approximately 49.2 million in 2016 to 78.0 million by 2035, with the number of citizens aged 65 and older expected to grow at four times the rate of the overall population by 2035. Healthcare is the largest private-sector industry in the U.S., with healthcare expenditures in the U.S. accounting for approximately 18% of gross domestic product in 2017. According to the Center for Medicare and Medicaid Services (“CMS”), the average annual compounded growth rate for national healthcare expenditures from 2017 through 2026 is expected to be 5.5%. Additionally, senior citizens are the largest consumers of healthcare services. The target age group for our properties is Americans over 70 years old while a typical resident is 80 to 85 years of age. According to CMS, average per capita healthcare expenditures by those 65 years and older continue to be about three times more than the average spent by those 19 to 64 years old. Demand for senior housing is driven both by growth of an aging population and by an increasing array of services and support required by residents. According to the U.S. Census Bureau, the percentage of Americans between ages 75 and 79 seeking assistance with basic and instrumental activities of daily living is 15%, increasing to 30% for Americans over 80 years of age. According to the Alzheimer’s Association, approximately one-third of individuals over age 85 have Alzheimer’s disease. To address these resident needs, senior housing provides varying and flexible levels of services. While our target population is growing, the rate of supply growth has also increased in recent years. However, according to the National Investment Center for Seniors Housing and Care (“NIC”), senior housing occupancy is projected to be stable in 2019.

Differentiated Strategy Focused on Private Pay Senior Housing

We have generally sought investments in senior housing facilities that have an emphasis on private pay sources of revenue which is considered more stable and predictable compared to government reimbursed property types. We believe this strategy distinguishes us from our publicly traded peers. Private pay residents are individuals who are personally obligated to pay the costs of their housing and services without relying significantly on reimbursement payments from Medicaid or Medicare. Sources for these private payments include: (i) pensions, savings and retirement funds; (ii) proceeds from the sale of real estate and personal property; (iii) assistance from residents’ families; and (iv) private insurance. While our investments may have some level of revenues related to government reimbursements, we focus on investments with high levels of private pay revenue and, for the year ended December 31, 2018, private pay sources represented 98% of the property level revenue from the residents at our facilities. Private pay facilities are not subject to governmental rate setting and, accordingly, we believe they provide for more predictable and higher rental rates from residents than facilities primarily reliant on government-funded sources.

The senior housing industry offers a full continuum of care to seniors with product types that range from “mostly housing” (i.e., senior apartments) to “mostly healthcare” (i.e., skilled nursing, hospitals, etc.). We primarily focus on product types at the center of this continuum, namely independent living (“IL”) properties and Assisted Living/Memory Care ("AL/MC") properties. Many of our peers have significant exposure to skilled nursing facilities and hospitals providing higher acuity levels of healthcare. Accordingly, these peers have higher levels of exposure to revenues derived from Medicaid and Medicare reimbursements. Our facilities are predominantly reliant on private pay sources of revenue and have limited risk exposure to regulatory changes in the healthcare arena. We believe that our focused portfolio of primarily IL and AL/MC properties will allow investors to participate in the positive fundamentals of the senior housing sector without similar levels of risk exposure associated with higher acuity types of healthcare real estate.

Attractive Portfolio Diversified by Product Type and Geography

We started building our platform in July 2012 and currently own 133 properties with a gross real estate value of $2.5 billion as of December 31, 2018. Our portfolio is diversified in terms of product type and geography. As of December 31, 2018, we have 102 IL properties, 30 AL/MC properties and one rental Continuing Care Retirement Community (“CCRC”)  across 37 states. All but one of our properties is owned on a managed basis. Our CCRC property is leased.

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

In the future, we may also acquire senior housing properties that include SNFs. SNFs are licensed by the state in which the facility is located, and, if an owner chooses to participate in Medicaid, Medicare or certain other Governmental Programs, the facility must also be certified to participate in such programs. In that regard, SNFs are particularly subject to myriad, comprehensive federal Medicare and Medicaid certification requirements that not only require state licensure but also separately (apart from state licensure) regulate the type, quantity and quality of the medical and/or nursing care provided, ancillary services (e.g., respiratory, occupational, physical and infusion therapies), qualifications of the administrative personnel and nursing staff, the adequacy of the physical plant and equipment, reimbursement and rate setting and other operational issues and policies.

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

Rates paid by self-pay residents of properties within our Managed Properties segments are determined in accordance with applicable provisions of the management agreements entered into with our property managers, and are impacted by local market conditions and operating costs. Rates paid by self-pay residents of properties within our Triple Net Lease Properties segment are determined by the tenant.

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

There is a risk that some skilled nursing facilities’ costs could exceed the fixed payments under the prospective payment system for skilled nursing facilities (“SNF PPS”), and there is also a risk that payments under the SNF PPS may be set below the costs to provide certain items and services, which could have a material adverse effect on an SNF. Further, SNFs are subject to periodic pre- and post-payment reviews and other audits by federal and state authorities. Such a review or audit could result in recoupments, denials, or delay of payments in the future, which could have a material adverse effect on the business of a SNF.

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

Government investigations and enforcement actions brought against the healthcare industry have increased dramatically over the past several years and are expected to continue. Some of these enforcement actions represent novel legal theories and expansions in the application of the Federal False Claims Act. Governmental agencies, both state and federal, are also devoting increasing attention and resources to anti-fraud initiatives against healthcare properties and other providers. Legislative developments, including changes to federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), have greatly expanded the definition of healthcare fraud and related offenses and broadened its scope to include certain private insurance payor organizations in addition to Governmental Programs. Congress also has greatly increased funding for the Department of Justice, Federal Bureau of Investigation and the Office of the Inspector General of the Department of Health and Human Services (“HHS”) to audit, investigate and prosecute suspected healthcare fraud. Moreover, a significant portion of the billions in healthcare fraud recoveries over the past several years has also been returned to government agencies to further fund their fraud investigation and prosecution efforts. Responding to, and defending against, any of these potential government investigations and enforcement actions, or any state or federal false claims act actions, is expensive, and the cost, including attorneys’ fees, may be substantial and adversely impact our performance. Any of these actions could result in a financial payment to state and federal authorities, which payments could adversely impact our performance. In addition, the Office of Inspector General could require in the settlement of an investigation that some or all of our facilities operate under a Corporate Integrity Agreement for a number of years, which could be costly and adversely affect our performance.

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

Finally, entities that run IL facilities, AL facilities and SNFs can be subject to private causes of action that may be brought by plaintiff’s counsel against these facilities, which can raise allegations under state law facilities for among other things elder abuse, wrongful death, negligence, failure to provide care and for other causes of action designed to redress injuries allegedly suffered by residents. These actions can be brought as class actions, and whether pursued on behalf of an individual or a class may result in substantial financial recoveries.

These Health Reform Laws include, without limitation, the expansion of Medicaid eligibility, requiring most individuals to have health insurance, establishing new regulations on certain private insurance payor organizations (including Governmental Program Payors), establishing health insurance exchanges and modifying certain payment systems to encourage more cost-effective care and a reduction of inefficiencies and waste, including through new tools to address fraud and abuse. Because many of our properties deliver healthcare services, we will be impacted by the risks associated with the healthcare industry, including the Health Reform Laws. While the expansion of healthcare coverage may result in some additional demand for services provided by our properties, reimbursement levels may be lower than the costs required to provide such services, which could materially adversely affect our business. The Health Reform Laws also enhance certain fraud and abuse penalty provisions in the event of one or more violations of the federal healthcare regulatory laws. In addition, the Health Reform Laws have provisions that impact the health coverage that our property managers or tenants provide to their respective employees. We cannot predict whether the existing Health Reform Laws, or future healthcare reform legislation or regulatory changes, will have a material impact on our business.

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

OUR PORTFOLIO

The key characteristics of our senior housing portfolio are set forth in the tables below:

(dollars in thousands)			Real Estate Investments (A) as of December 31, 2018			Revenues for the Year Ended December 31, 2018
Operating Model	Number of Communities	Number of Beds	Real Estate Investments, at Cost	Percent of Total Real Estate Investment	Real Estate Investment per Bed	Total Revenues	Percent of Total Revenues	Number of States
Managed Properties
IL Properties	102	11,974	$2,025,317	80.3%	$169	$273,685	61.6%	36
AL/MC Properties	30	3,421	438,961	17.4%	$128	131,206	29.5%	15
Triple Net Lease Properties	1	463	57,974	2.3%	$125	39,407	8.9%	1
Other(A)	—	—	155	—%	—	—	—%	—
Total	133	15,858	$2,522,407	100.0%		$444,298	100.0%	37
(A) Includes FF&E for corporate office space.

(dollars in thousands)			Real Estate Investments (A) as of December 31, 2017			Revenues for the Year Ended December 31, 2017
Operating Model	Number of Communities	Number of Beds	Real Estate Investments, at Cost	Percent of Total Real Estate Investment	Real Estate Investment per Bed	Total Revenues (B)	Percent of Total Revenues	Number of States
Managed Properties
IL Properties	51	6,126	$1,187,885	42.8%	$194	$172,952	38.5%	29
AL/MC Properties	30	3,416	513,702	18.5%	$150	163,787	36.5%	15
Triple Net Lease Properties	52	6,309	1,074,613	38.7%	$170	112,391	25.0%	24
Total	133	15,851	$2,776,200	100.0%		$449,130	100.0%	37
(A) Real estate investments, at cost represents the gross carrying value of real estate before accumulated depreciation and amortization and excludes assets held for sale.
(B) Revenues relate to the period the properties were owned by us in a calendar year and, therefore, are not indicative of full-year results for all properties.

For the years ended December 31, 2018 and 2017, the average occupancy rate of our managed IL portfolio was 87.8% and 88.1%, respectively, and the average occupancy rate for our managed AL/MC portfolio was 79.5% and 82.5%, respectively, and the average occupancy rate for our triple net lease portfolio was 86.5% and 85.6%, respectively.

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

Operating Model

Managed Properties: We have entered into long-term property management agreements for our managed properties with Blue Harbor, Holiday, JEA, Thrive, Grace and Watermark. Our property management agreements have initial five-year or ten-year terms, with successive, automatic one-year renewal periods. We pay property management fees of 5% to 7% of effective gross income pursuant to our property management agreements with Holiday and, in some cases, Holiday is eligible to earn an incentive fee based on operating performance. We pay property management fees of 3% to 7% of gross revenues and, for certain properties: i) a property management fee based on a percentage of net operating income and ii) when eligible, an incentive fee based on operating performance, pursuant to our property management agreements with other managers. As the owner of the Managed Properties, we are responsible for the properties’ operating costs, including maintenance, utilities, taxes, insurance, repairs, capital improvements and the payroll expense of property-level employees. The payroll expense is structured as a reimbursement to the property manager, who is the employer of record. We have various rights as the property owner under our property management agreements, including rights to set budget guidelines and to terminate and exercise remedies under those agreements as provided therein. However, we rely on our property managers’ personnel, expertise, technical accounting resources and information systems, proprietary information, good faith and judgment to manage our senior housing operations efficiently and effectively. We also rely on our property managers to otherwise operate our properties in compliance with the terms of the management agreements, although we have various rights as the property owner to terminate and exercise remedies under the management agreements.

Triple Net Lease Property: The property is leased to the tenant pursuant to triple net lease. Our triple net lease arrangement has an initial term of approximately 15 years and include renewal options and annual rent increases ranging from 2.75% to 3.25%. Under the triple net master lease, the respective tenant is typically responsible for (i) operating its portion of the portfolio and bearing the related costs, including maintenance, utilities, taxes, insurance, repairs, capital improvements, and the payroll expense of property-level employees, and (ii) complying with the terms of the mortgage financing documents.

On May 9, 2018, we entered into a lease termination agreement to terminate our triple net leases with affiliates of Holiday relating to 51 IL properties (the “Holiday Portfolio”). The lease termination was effective May 14, 2018 (the “Lease Termination”). Concurrently with the Lease Termination, we entered into property management agreements with Holiday to manage the properties in the Holiday Portfolio following the Lease Termination in exchange for a property management fee. As a result, such properties are now included in the Managed IL Properties segment. Refer to Note 3 to our consolidated financial statements for additional details related to the Lease Termination.

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

We employ leverage as part of our investment strategy. We do not have a predetermined target debt to equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality of those assets. We utilize leverage for the sole purpose of financing our portfolio and not for the purpose of speculating on changes in interest rates. We strive to maintain our financial strength and invest profitably by actively managing our leverage, optimizing our capital structure and developing our access to multiple sources of liquidity. Historically, we have relied primarily on non-recourse mortgage notes to finance a portion of our real estate investments. We may, over time, seek access to additional sources of liquidity, including revolving credit agreements, bank debt, U.S. government agency financing and the unsecured public debt and equity markets. Generally, we attempt to match the long-term duration of our investments in senior housing properties with staggered maturities of long-term debt and equity. As of December 31, 2018, 75.6% of our consolidated debt was variable rate debt.

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

Our officers and directors may change any of these policies without a vote of our stockholders.

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

Our property managers and tenant compete on a local and regional basis with operators of properties that provide comparable services. Operators compete for residents based on a number of factors including quality of care, reputation, physical appearance of properties, location, services offered, family preferences, staff and price. We also face competition from other healthcare facilities for residents, such as physicians and other healthcare providers that provide comparable properties and services, as well as home care options, including technology-enabled home health care options.

EMPLOYEES

Prior to the Internalization, we did not have any employees. Our officers and other individuals who provide services to us were employed by the Manager. In connection with the Internalization, we hired 16 employees previously employed by the Manager, including our executive officers.

As the owner of managed properties, we are responsible for the payroll expense of property-level employees (as well as the properties’ other operating costs). The payroll expense is structured as a reimbursement to the property manager, who is the employer of record.

INTERNET ADDRESS AND ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the SEC. Our SEC filings are available to the public from the SEC’s internet site at http://www.sec.gov. Our internet site is https://www.newseniorinv.com/. We make available free of charge through our internet site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information on, or accessible through, our website is not a part of, and is not incorporated into, this report.

ITEM 1A. RISK FACTORS

You should carefully consider the following risks and other information in this Form 10-K in evaluating us and our common stock. Any of the following risks, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition. The risk factors generally have been separated into the following groups: risks related to our business, risks related to our taxation as a REIT and risks related to our common stock. However, these categories do overlap and should not be considered exclusive.

RISKS RELATED TO OUR BUSINESS

We may not realize some or all of the targeted benefits of the Internalization.

As part of the Internalization, we terminated the Management Agreement and entered into a related transition services agreement (the "Transition Services Agreement"), pursuant to which the Manager would continue to provide certain services and personnel (primarily related to information technology, legal, compliance, accounting and tax) at cost during a transition period following the Internalization. The failure to effectively complete the transition of these services to a fully internal basis, efficiently manage the transition with the Manager or find adequate internal replacements for these services, could impede our ability to achieve the targeted cost savings of the Internalization and adversely affect our operations.  In addition, complexities arising from the Internalization could increase our overhead costs and detract from management’s ability to focus on operating our business. There can be no assurance we will be able to realize the expected cost savings of the Internalization.

We are reliant on certain transition services provided by the Manager pursuant to a transition services agreement, and we may not find a suitable provider for these transition services if the Manager ceases to provide the transition services under the terms of such agreement.

We remain reliant on the Manager during the term of the Transition Services Agreement, and the loss of these transition services could adversely affect our operations. We are subject to the risk that the Manager will default on its obligation to provide the transition services to which we are entitled under the Transition Services Agreement, or that the transition services agreement will be terminated pursuant to its terms, and that we will not be able to find a suitable replacement for the transition services provided under the transition services agreement in a timely manner, at a reasonable cost or at all. In addition, the Manager’s liability to us if it defaults on its obligation to provide transition services to us during the expected transition period may be limited by the terms of the transition services agreement, and we may not recover the full cost of any losses related to such a default. We may also be adversely affected by operational risks, including cyber security attacks, that could disrupt the Manager’s financial, accounting and other data processing systems during the period of the transition services.

We may not be able to attract and retain key management and other key employees.

Our employees, particularly our key management, are vital to our success and difficult to replace. We may be unable to retain them or to attract other highly qualified individuals, particularly if we do not offer employment terms competitive with the rest of the market. Failure to attract and retain highly qualified employees, or failure to develop and implement a viable succession plan, could result in inadequate depth of institutional knowledge or skill sets, adversely affecting our business.

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

Our ability to obtain financing or refinance existing debt depends upon a number of factors, some of which we have little or no control over, including but not limited to:

•general availability of credit and market conditions, including rising interest rates and increasing borrowing costs;

•the market price of the shares of our equity securities;

•the market’s perception of our growth potential, compliance with applicable laws and our historic and potential future earnings and cash distributions;

•our degree of financial leverage and operational flexibility;

•the financing integrity of our lenders, which might impair their ability to meet their commitments to us or their willingness to make additional loans to us, and our inability to replace the financing commitment of any such lender on favorable terms, or at all;

•the stability in the market value of our properties;

•the financial performance and general market perception of our property managers and tenants;

•changes in the credit ratings on United States government debt securities or default or delay in payment by the United States of its obligations; and

•issues facing the healthcare industry, including, but not limited to, healthcare reform and changes in government reimbursement policies.

Any limitation on our access to financing as a result of these or other factors could impede our ability to grow and have a material adverse effect on our liquidity, ability to fund operations, make payments on our debt obligations, fund distributions to our stockholders, including distributions or redemption obligations under our Redeemable Series A Preferred Stock, acquire properties and undertake development activities.

We rely on a limited number of operators and are subject to Holiday concentration risk.

Holiday serves as the manager of properties representing a significant portion of the NOI from our Managed Properties segments (which currently accounts for all but one of our properties). For the year ended December 31, 2018 and 2017, Holiday served as the manager of properties representing 81.0% and 73.4%, respectively, of the NOI from our Managed Properties segments. As of  December 31, 2018, Holiday managed 102 of the 132 properties in our Managed Properties segments, including the 51 properties that were previously in our Triple Net Lease segment. Holiday is majority-owned by private equity funds managed by our former Manager (or its affiliates).

As of December 31, 2018, all of our managed properties were subject to management agreements with Holiday, Blue Harbor, JEA, Thrive, Grace or Watermark. We rely on our property managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our senior housing operations efficiently and effectively. We also rely on our property managers to set appropriate resident fees and to otherwise operate our senior housing communities in compliance with the terms of our property management agreements and all applicable laws and regulations. Although we have various rights as the property owner under our property management agreements, including various rights to set budget guidelines and to terminate and exercise remedies under those agreements as provided therein, any failure, inability or unwillingness on the part of our property managers to satisfy their respective obligations under those agreements, to efficiently and effectively manage our properties or to provide timely and accurate accounting information with respect thereto, could have a material adverse effect on us.

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

We have leveraged our assets through a variety of borrowings, including floating rate financings. We do not have any policies that limit the amount or type of leverage we may incur. The return we are able to earn on our investments and cash available for distribution to our stockholders may be significantly reduced due to changes in market conditions, which may cause the cost of our financing to increase relative to the income that can be derived from our assets. See “-We have not established a minimum distribution payment level, and we cannot assure you of our ability to pay any distributions in the future.”

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

We are dependent on our operators for the performance of our assets, and, as a REIT, we are not able to operate our AL/MC properties.

During the year ended December 31, 2018, 77.7% of our NOI was attributable to our managed portfolio. We have engaged third parties to operate all of our managed assets on our behalf. The income generated by our managed properties, which we expect will increase following the Lease Termination, depends on the ability of our property managers to successfully manage these properties, which is a complex task. Although we have various rights pursuant to our property management agreements, we rely upon our property managers’ personnel, expertise, technical resources and information systems, compliance procedures and programs, proprietary information, good faith and judgment to manage our senior housing operations efficiently and effectively. We also rely on our property managers to provide accurate property-level financial results for our properties in a timely manner and to otherwise operate our properties in compliance with the terms of our property management agreements and all applicable laws and regulations. We rely on our property managers to attract and retain skilled management personnel and property level personnel who are responsible for the day-to-day operations of our properties. A failure to effectively manage property operating expense, including, without limitation, labor costs and resident referral fees, or significant changes in our property managers’ ability to manage our properties efficiently and effectively, could adversely affect the income we receive from our properties and have a material adverse effect on us. Any adverse developments in our property managers’ business and affairs or financial condition could impair such property manager’s ability to manage our properties efficiently and effectively and in compliance with applicable laws, which could have a material adverse effect on our business, results of operations or financial condition.

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

Currently, all but one of our properties are owned on a managed basis. Compared to leased properties, which generally provide a steady and predictable cash flow, properties owned on a managed basis are generally subject to more volatility in NOI. This could have an adverse effect on our results of operations and cash flows. In addition, we are required to cover all property-related expenses for our managed portfolio, including maintenance, utilities, taxes, insurance, repairs and capital improvements, which could have an adverse effect on our liquidity.

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

Occupancy levels at our properties may not increase, or may decline, due to a variety of factors, including, without limitation, falling home prices, declining incomes, stagnant home sales, competition from other senior housing developments, reputational issues faced by our operators, a regulatory ban on admissions or forced closure. In addition, the senior housing sector may experience a decline in occupancy due to the state of the national, regional or local economies and the associated decision of certain residents to elect home care options instead of senior housing. Occupancy levels may also decline due to seasonal contagious illnesses such as influenza. New supply is expected to remain at elevated levels for 2019 and has had a negative impact on our portfolio.

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

To date, our investments have been in the senior housing sector. Any factors that affect real estate and the senior housing industry will have a more pronounced effect on our portfolio relative to a portfolio of more diversified investments. In addition, the geographic concentration of our assets in certain states may result in losses due to our significant exposure to the effects of economic and real estate conditions in those markets. The geographic location of our properties and the percentage of total revenues by geographic location are set forth under Item 1. Business-Our Portfolio of our Form 10-K. As a result of this concentration, a material portion of our portfolios are significantly exposed to the effects of economic and real estate conditions in those particular markets, such as the supply of competing properties, home prices, income levels, the financial condition of our tenants, and general levels of employment and economic activity, which has been, and may continue to be, adversely affected by the recent decline in oil prices. To the extent that weak economic or real estate conditions affect markets in which we have a significant presence more severely than other areas of the country, our financial performance could be negatively impacted. Some or all of these properties could be affected if these regions experience severe weather or natural disasters; delays in obtaining regulatory approvals; delays or decreases in the availability of personnel or services; and/or changes in the regulatory, political or fiscal environment.

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

The senior housing industry generally has limited barriers to entry, and, as a consequence, the development of new senior housing properties could outpace demand. If development outpaces demand for those asset types in the markets in which our properties are located, those markets may become saturated, and we could experience decreased occupancy, reduced operating margins and lower profitability. New supply is expected to remain at elevated levels for 2019 and has had a negative impact on our portfolio.

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

Following the Lease Termination, effective as of May 14, 2018, the remaining property in our Triple Net Lease segment is leased on a triple net basis to an operator. Rental income from our triple net leases represented 22.3% of our NOI during the year ended December 31, 2018, and Holiday accounted for 83.9% of that amount prior to the Lease Termination.

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

Certain of our operators rely on reimbursement from third-party payors, including the Medicare and Medicaid programs. Medicare and Medicaid programs, as well as numerous private insurance and managed care plans, generally require participating providers to accept government-determined reimbursement levels as payment in full for services rendered, without regard to the facility’s charges. Changes in the reimbursement rate or methods of payment from third-party payors, including Medicare and Medicaid, or the implementation of other measures to reduce reimbursements for services provided by our property managers or our tenant, could result in a substantial reduction in our and our tenant’s revenues. In addition, the implementation of the Resource Utilization Group, Version Four, or “RUG-IV,” which revises the payment classification system for skilled nursing facilities, may impact our tenant by revising the classifications of certain patients.

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

If Drive Shack failed to qualify as a REIT for a taxable year ending on or before December 31, 2015, the rule against re-electing REIT status following a loss of such status could also apply to us if we were treated as a successor to Drive Shack for U.S. federal income tax purposes, which could cause us to fail to qualify for taxation as a REIT for our 2019 and/or earlier years. Although Drive Shack has provided (i) a representation in the Separation and Distribution Agreement that it had no knowledge of any fact or circumstance that would cause us to fail to qualify as a REIT and (ii) a covenant in the Separation and Distribution Agreement to use its reasonable best efforts to maintain its REIT status for each of Drive Shack’s taxable years ending on or before 2015 (unless Drive Shack obtains an opinion from a nationally recognized tax counsel or a private letter ruling from the IRS to the effect that Drive Shack’s failure to maintain its REIT status will not cause us to fail to qualify as a REIT under the successor REIT rule referred to above), no assurance can be given that such representation and covenant would prevent us from failing to qualify as a REIT. Although, in the event of a breach, we may be able to seek damages from Drive

Shack, there can be no assurance that such damages, if any, would appropriately compensate us. In addition, if Drive Shack were to fail to qualify as a REIT despite its reasonable best efforts, we would have no claim against Drive Shack.

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

Dividends payable by REITs do not qualify for the reduced tax rates available for some “qualified dividends”.

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

Qualification as a REIT involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. Compliance with these requirements must be carefully monitored on a continuing basis, and there can be no assurance that we will be able to successfully monitor our compliance.

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

Neither ordinary nor capital gain distributions with respect to our stock nor gain from the sale of stock should generally constitute unrelated business taxable income to a tax-exempt investor. However, there are certain exceptions to this rule. In particular:

•part of the income and gain recognized by certain qualified employee pension trusts with respect to our stock may be treated as unrelated business taxable income if shares of our stock are predominantly held by qualified employee pension trusts, and we are required to rely on a special look-through rule for purposes of meeting one of the REIT ownership tests, and we are not operated in a manner to avoid treatment of such income or gain as unrelated business taxable income; and

•part of the income and gain recognized by a tax-exempt investor with respect to our stock would constitute unrelated business taxable income if the investor incurs debt in order to acquire the stock.

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

The Tax Cuts and Jobs Act (the “Tax Act”), which was enacted in 2017, made substantial changes to the Internal Revenue Code. Among those changes are a significant permanent reduction in the generally applicable corporate tax rate, changes in the taxation of individuals and other non-corporate taxpayers that generally but not universally reduce their taxes on a temporary basis subject to “sunset” provisions, the elimination or modification of various currently allowed deductions (including substantial limitations on the deductibility of interest and, in the case of individuals, the deduction for personal state and local taxes), certain additional limitations on the deduction of net operating losses and preferential rates of taxation on most ordinary REIT dividends and certain business income derived by non-corporate taxpayers in comparison to other ordinary income recognized by such taxpayers. The effect of these, and the many other changes in the Tax Act is highly uncertain both in terms of their direct effect on the taxation of an investment in our common stock and their indirect effect on the value of our assets or market conditions generally. Furthermore, many of the provisions of the Tax Act will require guidance through the issuance of Treasury regulations in order to assess their effect. There may be a substantial delay before such regulations are promulgated, increasing the uncertainty as to the ultimate effect of the statutory amendments on us. There may also be technical corrections legislation proposed with respect to the Tax Act, the effect of which cannot be predicted and may be adverse to us or our stockholders.

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

We cannot assure you that we will be able to successfully operate our business, execute our investment strategy or generate sufficient liquidity to make or sustain distributions to our stockholders. Our ability to make distributions to our stockholders depends, in part, on the liquidity we generate on a recurring basis as well as the liquidity generated from episodic asset sales. The liquidity we generate on a recurring basis, which is generally equal to our cash flows from operating activities, less capital expenditures and principal payments on our debt, has consistently been less than the amount of distributions to our stockholders in prior quarters. We have funded the shortfall using cash on hand. A portion of that amount is held in operating accounts used to fund expenses at our managed properties and, therefore, may not be available for distribution to stockholders. For further information about factors that could affect our liquidity, see Part I, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” and Item 7A., “Quantitative and Qualitative Disclosures About Market Risk.”

In the case of any future dividend, we may, but are not obligated to, fund the shortfall described above using cash generated from asset sales, but there can be no assurance that we will have such sources of cash or other potential sources of cash from non-operating activities. See “-Real estate investments are relatively illiquid,” and “-The tax on prohibited transactions will limit our ability to engage in certain transactions which would be treated as prohibited transactions for U.S. federal income tax purposes.” Moreover, we may decide to use cash generated from asset sales for other corporate purposes, such as new investments or capital expenditures. A failure to deploy the proceeds of asset sales into investments with an adequate cash yield could exacerbate the shortfall while increasing our reliance on liquidity generated other than through operations to fund distributions, which could further impair our ability to make distributions at the current level or even at a lower level. The reduction in the amount of any future dividend could be material. See “-We have not established a minimum distribution payment level, and we cannot assure you of our ability to pay any distributions in the future.”

Furthermore, while we are required to make distributions in order to maintain our REIT status (as described above under “-Risks Related to our Taxation as a REIT—We may be unable to generate sufficient revenue from operations to pay our operating expenses and to pay distributions to our stockholders”), we may elect not to maintain our REIT status, in which case we would no longer be required to make such distributions. Moreover, even if we do elect to maintain our REIT status, we may elect to comply with the applicable requirements by, after completing various procedural steps, distributing, under certain circumstances, a portion of the required amount in the form of shares of our common stock in lieu of cash. If we elect not to maintain our REIT status or to satisfy any required distributions in shares of common stock in lieu of cash, such action could negatively affect our business and financial condition as well as the price of our common stock. No assurance can be given that we will pay any dividends on shares of our common stock in the future.

There can be no assurance that the market for our stock will provide you with adequate liquidity, which may make it difficult for you to sell the common stock when you want or at prices you find attractive.

The market price of our common stock may fluctuate widely, depending upon many factors, some of which may be beyond our control. These factors include, without limitation:

•a shift in our investor base;

•our quarterly or annual earnings, or those of other comparable companies;

•actual or anticipated fluctuations in our operating results;

•changes in accounting standards, policies, guidance, interpretations or principles;

•announcements by us or our competitors of significant investments, acquisitions or dispositions;

•the failure of securities analysts to cover our common stock;

•changes in earnings estimates by securities analysts or our ability to meet those estimates;

•the operating and stock price performance of other comparable companies;

•overall market fluctuations; and

•general economic conditions.

Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the trading price of our common stock.

Your percentage ownership in our Company may be diluted in the future.

Your percentage ownership in our Company may be diluted in the future because of equity awards that we expect will be granted to our directors, officers and employees, as well as other equity instruments such as debt and equity financing. Our board of directors has approved an Amended and Restated Nonqualified Stock Option and Incentive Award Plan (the “Plan”) providing for the grant of equity-based awards, including restricted stock, stock options, stock appreciation rights, performance awards and other equity-based and non-equity based awards, in each case to our directors, officers, employees, service providers, consultants and advisors. We have reserved 27,922,570 shares of our common stock for issuance under the Plan.

Our outstanding Redeemable Series A Preferred Stock as well as any debt, equity or equity-related securities, including additional preferred stock, that we may issue in the future may negatively affect the market price of our common stock.

As of December 31, 2018, there are issued and outstanding, 400,000 shares of Redeemable Series A Preferred Stock. Additionally, we may in the future incur or issue debt or issue equity or equity-related securities. Upon our liquidation, dissolution or winding up, lenders and holders of our debt and holders of our preferred stock, including holders of the outstanding shares of our Redeemable Series A Preferred Stock, would receive a distribution of our available assets before common stockholders. Any future incurrence or issuance of debt would increase our interest cost and could adversely affect our results of operations and cash flows. We are not required to offer any additional equity securities to existing common stockholders on a preemptive basis. Therefore, additional issuances of common stock, directly or through convertible or exchangeable securities (including limited partnership interests in our operating partnership), warrants or options, will dilute the holdings of our existing common stockholders and such issuances, or the perception of such issuances, may reduce the market price of our common stock. Our outstanding Redeemable Series A Preferred Stock provides that, subject to certain exceptions, no dividend or other distribution may be declared, made or paid or set apart for payment upon a class of capital stock ranking junior to or on parity with the Redeemable Series A Preferred Stock. Additionally, any preferred stock issued by us in the future would likely have a preference on distribution payments, periodically or upon liquidation, which could eliminate or otherwise limit our ability to make distributions to common stockholders. Because our decision to incur or issue debt or issue equity or equity-related securities, including additional preferred stock, in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. Thus, common stockholders bear the risk that our future incurrence or issuance of debt or issuance of equity or equity-related securities, including additional preferred stock, will adversely affect the market price of our common stock.

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

Our certificate of incorporation, bylaws and Delaware law contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the raider and to encourage prospective acquirers to negotiate with our board of directors rather than to attempt a hostile takeover. These provisions include, among others:

•a classified board of directors with staggered three-year terms;

•amendment of provisions in our certificate of incorporation and bylaws regarding the election of directors, classes of directors, the term of office of directors, the filling of director vacancies and the resignation and removal of directors only upon the affirmative vote of at least 80% of the then issued and outstanding shares of our capital stock entitled to vote thereon;

•amendment of provisions in our certificate of incorporation regarding corporate opportunity only upon the affirmative vote of at least 80% of the then issued and outstanding shares of our capital stock entitled to vote thereon;

•removal of directors only for cause and only with the affirmative vote of at least 80% of the then issued and outstanding shares of our capital stock entitled to vote in the election of directors;

•our board of directors to determine the powers, preferences and rights of our preferred stock and to issue such preferred stock without stockholder approval;

•advance notice requirements applicable to stockholders for director nominations and actions to be taken at annual meetings; and

•a prohibition, in our certificate of incorporation, stating that no holder of shares of our common stock will have cumulative voting rights in the election of directors, which means that the holders of a majority of the issued and outstanding shares of common stock can elect all the directors standing for election.

•Public stockholders who might desire to participate in these types of transactions may not have an opportunity to do so, even if the transaction is considered favorable to stockholders. These anti-takeover provisions could substantially impede the ability of public stockholders to benefit from a change in control or a change in our management and board of directors and, as a result, may adversely affect the market price of our common stock and stockholders’ ability to realize any potential change of control premium.

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
We lease our principal executive and administrative offices located at 55 West 46th St, Suite 2204, New York, New York, 10036.
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

On December 30, 2016, John Cumming, a purported stockholder of the Company, filed a purported derivative complaint in the Delaware Court of Chancery against Wesley R. Edens, Susan Givens, Virgis W. Colbert, Michael D. Malone, Stuart A. McFarland, Cassia van der Hoof Holstein (collectively, the "Individual Defendants"), FIG LLC ("FIG"), Fortress Operating Entity I LP ("FOE I"), FIG Corporation ("FIG Corp."), Holiday Acquisition Holdings LLC, Fortress Investment Group LLC ("Fortress"), and nominal defendant New Senior Investment Group, Inc. (the "Complaint"). The action is captioned Cumming v. Edens, et al, C.A. No. 13007-VCS. The Complaint alleges that the defendants caused the Company to acquire a portfolio of senior-living properties from Holiday in violation of their fiduciary duties. Specifically, the Complaint alleges that the Company's board of directors and Fortress breached their fiduciary duties of care and loyalty; that defendant Susan Givens breached her fiduciary duties of care and loyalty in her capacity as an officer of the Company; and that defendants Fortress, Holiday, FIG, FOE I, and FIG Corp. aided and abetted these breaches. The lawsuit seeks declaratory relief, equitable relief and damages. Plaintiff filed an Amended Complaint on June 8, 2017 containing substantially the same allegations. The Individual Defendants, FIG, FOE I, FIG Corp., Fortress and New Senior moved to dismiss the Amended Complaint on July 21, 2017. On February 20, 2018, the Court of Chancery issued an opinion denying the defendants' motion to dismiss the Amended Complaint in its entirety. On October 25, 2018, Plaintiff filed a Second Amended Complaint, which added a claim for declaratory judgment that New Senior has the right to terminate the management agreement between FIG LLC and New Senior for cause. On November 9, 2018, defendants Edens, Givens, FOE I, FIG Corp., and Fortress moved to dismiss the new count in the Second Amended Complaint. A trial date has been scheduled for late July 2019.

ITEM 4. MINE SAFETY DISCLOSURES
None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We have one class of common stock which trades on the NYSE under the trading symbol "SNR". On February 22, 2019, the closing sale price for our common stock, as reported on the NYSE, was $5.42 and there were approximately 24 shareholders of record. This figure does not reflect the beneficial ownership of shares held in nominee name.

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

200
150
100
50
0
Index Value
11/07/14
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
New Senior Investment Group Inc.
S&P 500 Index
MSCI U.S. REIT Index
SNL U.S. Healthcare REIT Index

	Period Ending
Index	11/07/14	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
New Senior Investment Group Inc.	100.00	86.42	54.93	60.17	52.03	31.72
S&P 500 Index	100.00	101.64	103.05	115.38	140.56	134.40
MSCI US REIT Index	100.00	104.12	106.74	115.92	121.80	116.23
SNL US REIT Healthcare Index	100.00	104.84	97.21	104.43	104.27	110.73

Nonqualified Stock Option and Incentive Award Plan

The Plan provides for the grant of equity-based awards including restricted stock, stock options, stock appreciation rights, performance awards and other equity-based and non-equity based awards, in each case to our directors, officers, service providers, consultants and advisors. See Note 13 to our consolidated financial statements for information related to our Amended and Restated Nonqualified Stock Option and Incentive Award Plan.

The following table summarizes the total number of outstanding securities in the Plan and the number of securities remaining for future issuance, as well as the weighted average strike price of all outstanding securities as of December 31, 2018.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (A)	Weighted Average Strike Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under the Plan (B)
Equity compensation plans approved by security holders:
Nonqualified stock option and incentive award plan	2,041,409	$10.81	27,922,570
Total approved	2,041,409	$10.81	27,922,570

(A) The number of securities to be issued upon exercise of outstanding options does not include 5,125,615 options (net of expired and exercised options) that were converted into New Senior options at the spin-off. See Note 13 to our consolidated financial statements for additional information.
(B) No awards shall be granted on or after November 6, 2024 (but awards granted may be exercised beyond this date). The number of securities remaining available for future issuance is net of an aggregate of 36,021 shares of our common stock issued to directors as compensation.

Equity Compensation Plans Not Approved by Security Holders

None.

ITEM 6. SELECTED FINANCIAL DATA

The financial data as of and for the years ended December 31, 2018, 2017 and 2016 has been derived from our audited financial statements for those dates included elsewhere in this Form 10-K. The financial data for the years ended December 31, 2015 and 2014 has been derived from our audited financial statements that are not included in this Form 10-K. The selected financial data provided below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and related notes.

Operating results for the periods presented are not necessarily indicative of the results that may be expected for any future period. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

Operating Data

	Year Ended December 31,
(dollars in thousands, except share data)	2018	2017	2016	2015	2014
Revenues
Resident fees and services	$404,891	$336,739	$359,472	$277,324	$156,993
Rental revenue	39,407	112,391	112,966	111,154	97,992
Total revenues	444,298	449,130	472,438	388,478	254,985
Expenses
Property operating expense	267,785	230,045	243,027	189,543	112,242
Depreciation and amortization	95,950	139,942	184,546	160,318	103,279
Interest expense	101,176	93,597	91,780	75,021	57,026
Acquisition, transaction, and integration expense	15,919	2,453	3,942	13,444	14,295
Termination fee to affiliate	50,000	—	—	—	—
Management fees and incentive compensation to affiliate	14,814	18,225	18,143	14,279	8,470
General and administrative expense	13,387	15,307	15,194	15,233	7,416
Loss on extinguishment of debt	66,219	3,902	245	5,091	—
Impairment of real estate held for sale	8,725	—	—	—	—
Other expense (income)	3,974	1,702	727	1,629	(1,500)
Total expenses	637,949	505,173	557,604	474,558	301,228
Gain on sale of real estate	—	71,763	13,356	—	—
Gain on lease termination	40,090	—	—	—	—
(Loss) income before income taxes	(153,561)	15,720	(71,810)	(86,080)	(46,243)
Income tax expense (benefit)	5,794	3,512	439	(3,655)	160
Net (loss) income	$(159,355)	$12,208	$(72,249)	$(82,425)	$(46,403)

Net (loss) income per share of common stock
Basic	$(1.94)	$0.15	$(0.88)	$(1.08)	$(0.70)
Diluted	$(1.94)	$0.15	$(0.88)	$(1.08)	$(0.70)

Weighted average number of shares of common stock outstanding
Basic	82,148,869	82,145,295	82,357,349	76,601,161	66,400,914
Diluted	82,148,869	82,741,322	82,357,349	76,601,161	66,400,914

Dividends declared per share of common stock	$0.78	$1.04	$1.04	$0.75	$0.23

Cash Flow Data

	Year Ended December 31,
(dollars in thousands)	2018	2017	2016	2015	2014
Net cash provided by (used in):
Operating activities	$121,077	$60,445	$102,345	$76,966	$50,951
Investing activities	(19,162)	319,895	2,144	(1,274,109)	(328,328)
Financing activities	(166,744)	(320,372)	(146,479)	1,098,280	481,231

Balance Sheet Data

	December 31,
(dollars in thousands)	2018	2017	2016	2015	2014
Total assets	$2,286,258	$2,508,027	$2,821,728	$3,017,459	$1,966,159
Total debt, net	1,884,882	1,907,928	2,130,387	2,151,317	1,223,224
Total liabilities	1,963,806	2,002,142	2,242,833	2,250,134	1,317,623
Redeemable preferred stock	40,000	—	—	—	—
Total equity	282,452	505,885	578,895	767,325	648,539

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

We conduct our business through three reportable segments: Managed IL Properties, Managed AL/MC Properties and Triple Net Lease Properties. See our consolidated financial statements and the related notes included in Part II, Item 8.

Recent Developments

On February 23, 2018, our board of directors, together with our management team and legal and financial advisors, announced that it was exploring a full range of strategic alternatives to maximize stockholder value. The Board formed a special committee (the “Special Committee”), composed entirely of independent and disinterested directors, to address certain aspects of the strategic review. Following the effectiveness of the Internalization (as defined below), our board of directors concluded its formal review of strategic alternatives. However, our board of directors, together with our management team, continues to focus on enhancing corporate strategy to maximize stockholder value.

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

In conjunction with the Lease Termination, we repaid $663.8 million of secured loans and recognized a loss on extinguishment of debt of $58.5 million, comprising of $51.9 million in prepayment penalties and $6.6 million in the write-off of unamortized deferred financing costs on the loans, which is included in our Consolidated Statements of Operations. The repayment was facilitated by a one-year secured term loan of $720.0 million (the “Term Loan”). We incurred a total of $12.3 million in deferred financing costs, which have been capitalized and amortized over the life of the Term Loan and the amortization is included in interest expense in our Consolidated Statements of Operations. Deferred financing costs are reported as a direct deduction from the carrying amount of the related mortgage notes payable in our Consolidated Balance Sheets.

On October 10, 2018, we refinanced the Term Loan with a seven-year secured loan of $720.0 million bearing interest at LIBOR plus 2.32%. We incurred approximately $11.6 million of expenses related to the refinancing, which have been capitalized and are being amortized over the life of the loan. In October 2018, we paid $2.5 million to enter into an interest rate cap on the refinancing of the Term Loan, which caps LIBOR at 3.68%, has a notional value of $720.0 million and is effective through November 1, 2021.

On December 13, 2018, we entered into a three-year secured revolving credit facility in the amount of $125.0 million bearing interest at LIBOR plus 2.50% (the "Loan"), which is secured by eight AL/MC properties and the pledge of equity interests in certain wholly owned subsidiaries that directly or indirectly own such properties. We pay a fee for unused amounts of the Loan under certain circumstances, which is immaterial as of December 31, 2018. The Loan may be increased up to a maximum aggregate amount of $300.0 million, of which (i) a portion in an amount of 10% of the Loan may be used for the issuance of letters of credit, and (ii) a portion in an amount of 10% of the Loan may be drawn by us in the form of swing loans. Concurrently on the same day, we used the funds from the financing to prepay an aggregate of $125.4 million of secured loans. We recognized a loss on extinguishment of debt of $1.5 million, comprising of $1.2 million in prepayment penalties and $0.3 million in the write-off of unamortized deferred financing costs on the loans. We incurred a total of $3.1 million in deferred financing costs, which have been capitalized and are being amortized over the life of the Loan and the amortization is included in interest expense in our Consolidated Statements of Operations. As of December 31, 2018, there was $69.0 million of borrowings outstanding under the Loan.

Through December 31, 2018, we were externally managed and advised by an affiliate of Fortress Investment Group LLC (the “Manager”). On November 19, 2018, we entered into definitive agreements with the Manager to internalize our management, effective December 31, 2018 (the “Internalization”). In connection with the Internalization, we also entered into a Transition Services Agreement with the Manager to continue to provide certain services for a transition period.

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

According to data from the National Investment Center for Seniors Housing and Care (“NIC”), occupancy in the fourth quarter decreased 60 basis points year over year. New Senior’s occupancy results outperformed the industry in the fourth quarter of 2018, with adjusted same store managed occupancy down 40 basis points year over year.

Industry occupancy for independent living (“IL”) facilities was down 40 basis points year over year, while industry occupancy for assisted living (“AL”) facilities was down 70 basis points year over year. Industry occupancy is expected to remain flat over the next four quarters.

Industry-wide, new supply remains elevated but continues to decrease. Units under construction represent 5.8% of inventory, but the ratio has decreased 150 basis points from a peak in the third quarter of 2016. The ratio of AL construction to inventory (6.8%) remains significantly higher than that for IL (4.9%).

Pressures from new competition remain significant for AL facilities in particular, including for some of those in our managed portfolio. Industry-wide for AL facilities, occupancy is near its lowest level since 2006 and labor cost growth is near its highest level since 2007. However, industry rate growth has continued to improve throughout 2018, increasing 3.0% year over year, with IL (up 3.2%) outperforming AL (up 2.7%).

The value of our existing portfolio could be impacted by new construction, as well as increased availability and popularity of home health care or other alternatives to senior housing, by hampering occupancy and rate growth, along with increasing operating expenses.

RESULTS OF OPERATIONS

Segment Overview

We evaluate our business operations and allocate resources based on three segments: (i) Managed IL Properties, (ii) Managed AL/MC Properties and (iii) Triple Net Lease Properties. Under our Managed Properties segments, we own a total of 132 properties comprising of 102 IL properties and 30 AL/MC properties, which are managed by Property Managers under property management agreements. Under our Triple Net Lease Properties segment, we own and lease a property under a triple net master lease agreement.

Effective May 14, 2018, we terminated our triple net leases with respect to the properties in the Holiday Portfolio and concurrently entered into property management agreements with Holiday with respect to such properties. The net operating income ("NOI") for such properties following the Lease Termination has been included in the Managed IL Properties segment. This resulted in a significant increase in the segment NOI of the Managed IL Properties with a corresponding decrease in the segment NOI of the Triple Net Lease Properties during the year ended December 31, 2018. Following the Lease Termination, most of our NOI is generated by Managed Properties, which is comprised of 132 out of our total portfolio of 133 properties. As a result, we began to evaluate our operating results, set strategic priorities and allocate resources based on the type of property. Accordingly, we expanded our Managed Properties segments to bifurcate the operating results of Managed IL Properties and Managed AL/MC Properties. All periods presented have been restated to facilitate a historical comparison across segments.

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

Our Managed Properties segments are comprised of independent living and assisted living senior housing properties that are operated by property managers to whom we pay a management fee. Our Triple Net Lease Properties segment is comprised of senior housing properties leased on a long-term basis, and our tenants are typically responsible for bearing property-related expenses including maintenance, utilities, taxes, insurance, repairs, capital improvements and the payroll expense of property-level employees. Depreciation and amortization, interest expense, acquisition, transaction and integration expense, termination fee, management fees and incentive compensation to affiliate, general and administrative expense, loss on extinguishment of debt, impairment of real estate, other expense (income), gain on sale of real estate, gain on lease termination and income tax expense (benefit) are not allocated to individual segments for purposes of assessing segment performance. Because of such differences in our exposure to property operating results, each segment requires a different type of management focus. As such, these segments are managed separately. In deciding how to allocate resources and assess performance, our chief operating decision maker regularly evaluates the performance of our reportable segments on the basis of NOI.

Same Store

Same store information is intended to enable management to evaluate the performance of a consistent portfolio of real estate in a manner that eliminates variances attributable to changes in the composition of our portfolio over time, due to sales and various other factors. Properties acquired, sold, transitioned to other operators or between segments, or classified as held for sale during the comparable periods are excluded from the same store amounts. Accordingly, same store segment results exclude the performance of the Holiday Portfolio, which was transitioned from the Triple Net Lease Properties segment to the Managed IL Properties segment as a result of the Lease Termination in May 2018.

Year ended December 31, 2018 compared to the year ended December 31, 2017

The following table provides a reconciliation of our segment NOI to net income (loss), and compares the results of operations for the respective periods:

	Year Ended December 31,		Increase (Decrease)
(dollars in thousands)	2018	2017	Amount	%
Segment NOI for Managed Properties
IL Properties	$110,713	$70,195	$40,518	57.7%
AL/MC Properties	26,393	36,499	(10,106)	(27.7)%
Segment NOI for Triple Net Lease Properties	39,407	112,391	(72,984)	(64.9)%
Total segment NOI	176,513	219,085	(42,572)	(19.4)%
Expenses
Depreciation and amortization	95,950	139,942	(43,992)	(31.4)%
Interest expense	101,176	93,597	7,579	8.1%
Acquisition, transaction and integration expense	15,919	2,453	13,466	NM
Termination fee to affiliate	50,000	—	50,000	NM
Management fees and incentive compensation to affiliate	14,814	18,225	(3,411)	(18.7)%
General and administrative expense	13,387	15,307	(1,920)	(12.5)%
Loss on extinguishment of debt	66,219	3,902	62,317	NM
Impairment of real estate held for sale	8,725	—	8,725	NM
Other expense	3,974	1,702	2,272	133.5%
Total expenses	370,164	275,128	95,036	34.5%
Gain on sale of real estate	—	71,763	(71,763)	NM
Gain on lease termination	40,090	—	40,090	NM
(Loss) income before income taxes	(153,561)	15,720	(169,281)	NM
Income tax expense	5,794	3,512	2,282	65.0%
Net (loss) income	$(159,355)	$12,208	$(171,563)	NM
_______________
NM – Not meaningful

Managed IL Properties

The following table presents same store and total portfolio results as of and for the years ended December 31, 2018 and 2017:

	Same Store Portfolio				Total Portfolio
(dollars in thousands, except per bed data)	2018	2017	Change	%	2018	2017	Change	%
Resident fees and services	$169,924	$167,197	$2,727	1.6%	$273,685	$172,952	$100,733	58.2%
Less: Property operating expense	100,214	98,881	1,333	1.3%	162,972	102,757	60,215	58.6%
NOI	$69,710	$68,316	$1,394	2.0%	$110,713	$70,195	$40,518	57.7%

Total properties	50	50			102	51
Average available beds	6,005	6,000			9,538	6,246
Average occupancy (%)	87.7	88.2			87.8	88.1
Average monthly revenue per occupied bed	$2,689	$2,634			$2,725	$2,620

Resident fees and services

Total resident fees and services increased $100.7 million from the prior year. The increase is primarily attributable to fees from the Holiday Portfolio, which are included in the Managed IL Properties segment following the Lease Termination.

Same store resident fees and services increased $2.7 million from the prior year, primarily due to an increase in average rental rate.

Property operating expense

Total property operating expense increased $60.2 million from the prior year. The increase is attributable to the property operating expense related to the Holiday Portfolio, which is included in the Managed IL Properties segment following the Lease Termination.

Property operating expense includes property management fees and travel reimbursements paid to Property Managers of $13.8 million and $8.7 million for the years ended December 31, 2018 and 2017, respectively.

Same store property operating expense increased $1.3 million from the prior year, primarily due to higher labor.

Segment NOI

Total segment NOI and same store segment NOI increased $40.5 million and $1.4 million, respectively, from the prior year. See above for the variance explanations.

Managed AL/MC Properties

The following table presents same store and total portfolio results as of and for the years ended December 31, 2018 and 2017:

	Same Store Portfolio				Total Portfolio
(dollars in thousands, except per bed data)	2018	2017	Change	%	2018	2017	Change	%
Resident fees and services	$106,255	$109,246	$(2,991)	(2.7)%	$131,206	$163,787	$(32,581)	(19.9)%
Less: Property operating expense	82,070	80,739	1,331	1.6%	104,813	127,288	(22,475)	(17.7)%
NOI	$24,185	$28,507	$(4,322)	(15.2)%	$26,393	$36,499	$(10,106)	(27.7)%

Total properties	25	25			30	30
Average available beds	2,607	2,604			3,419	4,594
Average occupancy (%)	81.8	85.9			79.5	82.5
Average monthly revenue per occupied bed	$4,151	$4,072			$4,020	$3,601

Resident fees and services

Total resident fees and services decreased $32.6 million from the prior year. The decrease of is primarily attributable to the revenue of 11 sold properties in 2017.

Same store resident fees and services decreased $3.0 million from the prior year, primarily due to a decrease in average occupancy rates, partially offset by an increase in average rental rates.

Property operating expense

Total property operating expense decreased $22.5 million from the prior year. The decrease is primarily attributable to the operating expense of 11 sold properties in 2017.

Property operating expense includes property management fees and travel reimbursements paid to Property Managers of $8.6 million and $11.1 million for the years ended December 31, 2018 and 2017, respectively.

Same store property operating expense increased $1.3 million from the prior year, primarily due to higher labor costs.

Segment NOI

Total segment NOI and same store segment NOI decreased $10.1 million and $4.3 million, respectively, from the prior year. See above for the variance explanations.

Triple Net Lease Properties

The following table presents same store and total portfolio results as of and for the years ended December 31, 2018 and 2017:

	Same Store Portfolio				Total Portfolio
(dollars in thousands)	2018	2017	Change	%	2018	2017	Change	%
Rental revenue	$6,327	$6,324	$3	—%	$39,407	$112,391	$(72,984)	(64.9)%
NOI	$6,327	$6,324	$3	—%	$39,407	$112,391	$(72,984)	(64.9)%

Total properties	1	1			1	52
Average available beds	463	463			2,412	7,440
Average occupancy (%)	87.7	89.9			86.5	85.6

Total segment NOI decreased $73.0 million from the prior year, primarily due to the Holiday Portfolio Lease Termination effective on May 14, 2018 and the sale of six properties in the fourth quarter of 2017. As a percentage of rental revenue, segment NOI was 100% of revenue for each fiscal year as the lessee operates the property and bears the related costs, including maintenance, utilities, taxes, insurance, repairs, capital improvements and the payroll expense of property-level employees.

Expenses

Depreciation and amortization

Depreciation and amortization expense decreased $44.0 million from the prior year, primarily due to certain intangible assets becoming fully amortized.

Interest expense

Interest expense increased $7.6 million from the prior year, primarily due to a higher effective interest rate on the Term Loan with an aggregate principal amount of $720.0 million, which was used to repay $663.8 million of secured loans in conjunction with the Lease Termination. The Term Loan was refinanced in October 2018 with a seven-year secured loan of $720.0 million. The weighted average effective interest rate for the years ended December 31, 2018 and 2017 was 4.86% and 4.40%, respectively.

Acquisition, transaction and integration expense

Acquisition, transaction and integration expense increased $13.5 million from the prior year, primarily due to costs associated with our review of strategic alternatives to maximize stockholder value.

Termination fee to affiliate

In connection with the termination of the Management Agreement, we incurred a termination fee of $50.0 million to the Manager.

Management fees and incentive compensation to affiliate

Management fees and incentive compensation to affiliate expense decreased $3.4 million, primarily due to incentive compensation of $2.9 million earned by the Manager from the sale of two properties in June 2017.

General and administrative expense

General and administrative expense decreased $1.9 million from the prior year, primarily due to lower reimbursement to the Manager and a decrease in professional fees and franchise taxes.

Loss on extinguishment of debt

Loss on extinguishment of debt increased $62.3 million from the prior year, primarily due to $58.5 million of prepayment penalties and write off of unamortized deferred financing fees related to debt paid off in conjunction with the Lease Termination and $6.2 million for the write off of unamortized deferred financing costs in conjunction with the refinancing of the Term Loan in October 2018. This increase was offset by $3.9 million for a loss recognized for debt repaid associated with property sales in 2017.

Impairment of real estate held for sale

During 2018, we recognized an impairment of $8.7 million related to two properties, which are classified as held for sale as of December 31, 2018. No impairment was recorded in 2017.

Other expense

Other expense increased $2.3 million from the prior year, primarily due to a reduction in the value of our interest rate caps.

Other

Gain on sale of real estate

Gain on sale of real estate decreased $71.8 million from the prior year, primarily due to a gain recognized for the sale of 19 properties in 2017. No properties were sold in 2018.

Gain on lease termination

Gain on lease termination increased $40.1 million from the prior year, primarily due to Lease Termination in 2018. No gain on lease termination was recognized during 2017.

Income tax expense

We are organized and conduct our operations to qualify as a REIT under the requirements of the Code. However, certain of our activities are conducted through our TRS and therefore are subject to federal and state income taxes. Income tax expense increased $2.3 million from prior year primarily due to the following:

During 2018, we recorded a valuation allowance of $5.4 million against our net deferred tax assets as management believes that it is more likely than not that our net deferred tax assets will not be realized.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act includes a number of significant changes to existing U.S. corporate income tax laws, most notably a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent, effective January 1, 2018. Accordingly, our deferred tax assets were remeasured, resulting in a non-recurring $3.0 million increase in income tax expense for the year ended December 31, 2017 and a corresponding decrease of the same amount in our deferred tax assets as of December 31, 2017.

Year ended December 31, 2017 compared to the year ended December 31, 2016

The following table provides a reconciliation of our segment NOI to net income (loss), and compares the results of operations for the respective periods:

	Year Ended December 31,		Increase (Decrease)
(dollars in thousands)	2017	2016	Amount	%
Segment NOI for Managed Properties
IL Properties	70,195	72,279	(2,084)	(2.9)%
AL/MC Properties	36,499	44,166	(7,667)	(17.4)%
Segment NOI for Triple Net Lease Properties	112,391	112,966	(575)	(0.5)%
Total Segment NOI	219,085	229,411	(10,326)	(4.5)%
Expenses
Depreciation and amortization	139,942	184,546	(44,604)	(24.2)%
Interest expense	93,597	91,780	1,817	2.0%
Acquisition, transaction and integration expense	2,453	3,942	(1,489)	(37.8)%
Management fees and incentive compensation to affiliate	18,225	18,143	82	0.5%
General and administrative expense	15,307	15,194	113	0.7%
Loss on extinguishment of debt	3,902	245	3,657	NM
Other expense	1,702	727	975	134.1%
Total expenses	275,128	314,577	(39,449)	(12.5)%
Gain on sale of real estate	71,763	13,356	58,407	NM
Income (Loss) before income taxes	15,720	(71,810)	87,530	NM
Income tax expense	3,512	439	3,073	NM
Net income (loss)	$12,208	$(72,249)	$84,457	NM
_______________
NM – Not meaningful

Managed IL Properties

The following table presents same store and total portfolio results as of and for the years ended December 31, 2017 and 2016:

	Same Store Portfolio				Total Portfolio
(dollars in thousands, except per bed data)	2017	2016	Change	%	2017	2016	Change	%
Resident fees and services	$167,197	$166,715	$482	0.3%	$172,952	$176,166	$(3,214)	(1.8)%
Less: Property operating expense	98,882	97,638	1,244	1.3%	102,757	103,887	(1,130)	(1.1)%
NOI	$68,315	$69,077	$(762)	(1.1)%	$70,195	$72,279	$(2,084)	(2.9)%

Total properties	50	50			51	53
Average available beds	6,000	5,966			6,246	6,387
Average occupancy (%)	88.2	90.4			88.1	90.4
Average monthly revenue per occupied bed	$2,634	$2,577			$2,620	$2,544

Resident fees and services

Total resident fees and services decreased $3.2 million in 2017 compared to 2016. This decrease was primarily attributable to the revenue of two sold properties in 2017.

Same store resident fees and services increased $0.5 million in 2017 compared to 2016, primarily due an increase in average rental rates.

Property operating expense

Total property operating expense decreased $1.1 million in 2017 compared to 2016. A decrease of $2.4 million is attributable to the operating expenses of two sold properties. This decrease was partially offset by higher insurance-related costs and other administrative costs.

Property operating expense includes property management fees and travel reimbursements paid to Property Managers of $8.7 million and $8.7 million for the years ended December 31, 2017 and 2016, respectively.

Same store property operating expense increased $1.2 million in 2017 compared to 2016, primarily due to higher insurance-related costs and other administrative costs.

Segment NOI

Total and segment NOI decreased $2.1 million and $0.8 million, respectively, in 2017 compared to 2016. See above for the variance explanations.

Managed AL/MC Properties

The following table presents same store and total portfolio results as of and for the years ended December 31, 2017 and 2016:

	Same Store Portfolio				Total Portfolio
(dollars in thousands, except per bed data)	2017	2016	Change	%	2017	2016	Change	%
Resident fees and services	$118,824	$120,062	$(1,238)	(1.0)%	$163,787	$183,306	$(19,519)	(10.6)%
Less: Property operating expense	89,646	87,640	2,006	2.3%	127,288	139,140	(11,852)	(8.5)%
NOI	$29,178	$32,422	$(3,244)	(10.0)%	$36,499	$44,166	$(7,667)	(17.4)%

Total properties	27	27			30	41
Average available beds	2,883	2,882			4,594	5,140
Average occupancy (%)	84.5	87.0			82.5	85.1
Average monthly revenue per occupied bed	$4,065	$3,989			$3,601	$3,493

Resident fees and services

Total resident fees and services decreased $19.5 million in 2017 compared to 2016. This decrease was primarily attributable to the revenue of 13 sold properties.

Same store resident fees and services decreased $1.2 million in 2017 compared to 2016, primarily due to a decrease in average occupancy rates, partially offset by an increase in average rental rates.

Property operating expense

Total property operating expense decreased $11.9 million in 2017 compared to 2016. A decrease of $13.4 million was attributable to the operating expenses of 13 sold properties. This decrease was offset by higher labor costs.

Property operating expense includes property management fees and travel reimbursements paid to Property Managers of $11.1 million and $12.1 million for the years ended December 31, 2017 and 2016, respectively.

Same store property operating expense increased $2.0 million in 2017 compared to 2016, primarily due to higher labor, marketing and insurance-related costs.

Segment NOI

Total and segment NOI decreased $7.7 million and $3.2 million, respectively, in 2017 compared to 2016. See above for the variance explanations.

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

Total segment NOI decreased $0.6 million in 2017 compared to 2016, primarily due to the sale of six properties in the fourth quarter of 2017. As a percentage of rental revenue, segment NOI was 100% of revenue for each fiscal year as the lessee operates the property and bears the related costs, including maintenance, utilities, taxes, insurance, repairs, capital improvements and the payroll expense of property-level employees.

Expenses

Depreciation and amortization

Depreciation and amortization expense decreased $44.6 million in 2017 compared to 2016, primarily due to certain intangible assets becoming fully amortized.

Interest expense

Interest expense increased $1.8 million in 2017 compared to 2016, primarily due to higher interest rates on our floating rate debt. The weighted average effective interest rate for the years ended December 31, 2017 and 2016 was 4.40% and 4.15%, respectively.

Acquisition, transaction and integration expense

Acquisition, transaction and integration expense decreased $1.5 million in 2017 compared to 2016, primarily due to an early termination fee of $1.8 million paid to Blue Harbor, pursuant to the Property Management Agreement, in connection with the sale of two properties in 2016.

Management fees and incentive compensation to affiliate

Management fees and incentive compensation to affiliate expense was relatively unchanged in 2017 compared to 2016.

General and administrative expense

General and administrative expense was relatively unchanged in 2017 compared to 2016 and primarily consists of the reimbursement to the Manager for costs incurred for tasks and other services performed by the Manager under the Management Agreement and other professional fees.

Loss on extinguishment of debt

During 2017 and 2016, we repaid $204.7 million and $13.7 million of debt, respectively, associated with our property sales, and recognized a loss on extinguishment of debt of $3.9 million and $0.2 million, respectively.

Other expense

Other expense increased $1.0 million in 2017 compared to 2016, primarily due to damage remediation costs of $1.5 million due to Hurricane Irma, partially offset by lower casualty-related charges and a fair value loss on our interest rate caps.

Other

Gain on sale of real estate

During 2017 and 2016, we sold 19 properties and two properties, respectively, and recognized a gain on sale of $71.8 million and $13.4 million, respectively.

Income tax expense

We are organized and conduct our operations to qualify as a REIT under the requirements of the Code. However, certain of our activities are conducted through our TRS and therefore are subject to federal and state income taxes.

Income tax expense increased $3.1 million from the prior year, primarily due to the Tax Act which reduced the corporate income tax rate from 35 percent to 21 percent, effective January 1, 2018. Accordingly, our deferred tax assets were remeasured, resulting in a non-recurring $3.0 million increase in income tax expense for the year ended December 31, 2017 and a corresponding decrease of the same amount in our deferred tax assets as of December 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity needs are to (i) fund operating expenses, (ii) meet debt service requirements, (iii) fund recurring capital expenditures and investment activities, if applicable, and (iv) make distributions to stockholders. As of December 31, 2018, we had approximately $72.4 million in liquidity, consisting of unrestricted cash and cash equivalents. A portion of this amount is held in operating accounts used to fund expenses at our managed properties and, therefore, may not be available for distribution to stockholders.

Our principal sources of liquidity are (i) cash flows from operating activities, (ii) proceeds from financing in the form of mortgage debt, and, from time to time, (iii) proceeds from dispositions of assets and (iv) proceeds from the issuance of equity securities. Our cash flows from operating activities are primarily driven by (i) rental revenues and fees received from residents of our managed properties, and (ii) rental revenues from the tenant of our triple net lease property, less (iii) operating expenses (primarily general and administrative expenses, property operating expense of our managed properties, professional fees, insurance and taxes) and (iv) interest payments on the mortgage notes payable. Our principal uses of liquidity are the expenses included in cash flows from operating activities, plus capital expenditures and principal payments on debt.

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

Our cash flow from operating activities, less capital expenditures and principal payments have been, and continue to be, less than the amount of distributions to our stockholders. We have funded the shortfall using cash on hand, including proceeds from asset sales.

In addition, concurrently with the Lease Termination, we repaid $663.8 million of secured loans, facilitated by the $720.0 million Term Loan, as described in “Overview-Recent Developments” above. In October 2018, we refinanced the Term Loan with a seven-year secured loan of $720.0 million bearing interest at LIBOR plus 2.32%. We incurred approximately $11.6 million of expenses related to the refinancing, which were capitalized and are being amortized over the life of the loan.

On August 9, 2018, we announced that our board of directors determined to re-set the dividend on our common stock for the quarter ended June 30, 2018, to more closely align our payout ratios with our industry peers. Our cash flows from operating activities, less capital expenditures and principal payments, have been, and continue to be, less than the amount of distributions to our stockholders. There can be no assurance that we will pay cash dividends in an amount consistent with prior quarters. Any difference between the amount of any future dividend and the amount of dividends in prior quarters could be material, and there can be no assurance that our board will declare any dividend at all. See Part I, Item IA. Risk Factors, “-We have not established a minimum distribution payment level, and we cannot assure you of our ability to maintain our current distribution payment level or to pay any distributions in the future.”

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

On November 19, 2018, we entered into a Termination and Cooperation Agreement with the Manager to internalize our management function (the “Internalization”). We agreed with the Manager to terminate the existing Management Agreement and entered into a Transition Services Agreement with the Manager to continue to provide certain services for a transition period. The Internalization was effective December 31, 2018.

On December 13, 2018, we entered into a three-year secured revolving credit facility in the amount of $125.0 million bearing interest at LIBOR plus 2.50% (the "Loan"), which is secured by 8 AL/MC properties and the pledge of equity interests of certain wholly owned subsidiaries that directly or indirectly own such properties. The Loan may be increased up to a maximum aggregate amount of $300.0 million. We pay a fee for unused amounts of the Loan. Concurrently on the same day, we used the funds from the financing to prepay an aggregate of $125.4 million of secured loans. We recognized a loss on extinguishment of debt of $1.5 million, comprising of $1.2 million in prepayment penalties and $0.3 million in the write-off of unamortized deferred financing costs on the loans. We incurred a total of $3.1 million in deferred financing costs, which have been capitalized and are being amortized over the life of the Loan and the amortization is included in interest expense in our Consolidated Statements of Operations. As of December 31, 2018, there was $69.0 million of borrowings outstanding under the Loan.

The expectations set forth above are forward-looking and subject to a number of uncertainties and assumptions, which are described below under “Factors That Could Impact Our Liquidity, Capital Resources and Capital Obligations” as well as “Part I, Item 1A. Risk Factors.” If our expectations about our liquidity prove to be incorrect, we could be subject to a shortfall in liquidity in the future, and this shortfall may occur rapidly and with little or no notice, which would limit our ability to address the shortfall on a timely basis.

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

Debt Obligations

Our debt contains various customary financial and other covenants, and in certain cases include a Debt Service Coverage Ratio, Project Yield or Minimum Net Worth, Minimum Consolidated Tangible Net Worth, Adjusted Consolidated EBITDA to Fixed

Charges and Liquid Assets provision, as defined in the agreements. As of December 31, 2018, we were in compliance with all of such covenants.

Capital Expenditures

For our Managed Properties segments, we anticipate that capital expenditures will be funded through operating cash flows from the Managed Properties. Capital expenditures, net of insurance proceeds in the Managed IL Properties and Managed AL/MC Properties segments were $12.1 million and $7.0 million, respectively, for the year ended December 31, 2018.

With respect to our Triple Net Lease Properties segment, the terms of these arrangements typically require the tenants to fund all necessary capital expenditures in order to maintain and improve the applicable senior housing properties. To the extent that our tenant is unwilling or unable to fund these capital expenditure obligations under the existing lease arrangement, we may fund capital expenditures with additional borrowings or cash flow from the operations of the senior housing properties. We may also provide corresponding loans or advances to our tenant which would increase the rent payable to us. For further information regarding capital expenditures related to our triple net lease property, see “Contractual Obligations” below and Note 16 to our consolidated financial statements.

Cash Flows

The following table provides a summary of our cash flows:

	Year Ended December 31,
(dollars in thousands)	2018	2017	2016
Net cash provided by (used in)
Operating activities	$121,077	$60,445	$102,345
Investing activities	(19,162)	319,895	2,144
Financing activities	(166,744)	(320,372)	(146,479)
Net increase (decrease) in cash, cash equivalents and restricted cash	(64,829)	59,968	(41,990)
Cash, cash equivalents and restricted cash, beginning of year	157,485	97,517	139,507
Cash, cash equivalents and restricted cash, end of year	$92,656	$157,485	$97,517

Operating activities

Net cash provided by operating activities was $121.1 million, $60.4 million and $102.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The increase of $60.6 million from 2017 to 2018 was primarily due to the receipt of $70.0 million from Holiday due to the Lease Termination in May 2018.

The decrease of $41.9 million from 2016 to 2017 was primarily due to the sale of 21 properties, which includes $15.9 million of security and other deposits returned to the tenant as part of the sale of six triple net lease properties in 2017. Additionally, operating cash declined due to a decrease in average occupancy rates, which were 85.7% and 88.0% for the years ended December 31, 2017 and 2016, respectively. These decreases were partially offset by an increase in average rental rates.

Investing activities

Net cash used in investing activities was $19.2 million and net cash provided by investing activities was $319.9 million and $2.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The period-over-period change of $339.1 million from 2017 to 2018 was primarily due to proceeds of $339.6 million received from the sale of 19 properties during 2017.

The increase of $317.8 million from 2016 to 2017 was primarily due to proceeds of $339.6 million received from the sale of 19 properties during 2017.

Financing activities

Net cash used in financing activities was $166.7 million, $320.4 million and $146.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The decrease of net cash used in financing activities of $153.6 million from 2017 to 2018 was primarily due to net debt repayments of $204.7 million associated with the sale of 19 properties during 2017 and a decrease in debt principal payments of  $7.5 million from 2017 to 2018. This decrease was partially offset by an increase of $49.9 million in exit fees paid on the extinguishment of debt primarily associated with the refinancing of the Term Loan in May 2018 and $27.1 million of deferred financing costs paid in 2018.

The increase of net cash used in financing activities of $173.9 million from 2016 to 2017 was primarily due to net debt repayments of $191.5 million associated with the sale of 19 properties during 2017 and an increase in debt principal payments of $10.7 million from 2016 to 2017. Additionally, during 2016, we repurchased 3.3 million shares of our common stock for $30.9 million.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2018, we do not have any off-balance sheet arrangements. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, special purpose or variable interest entities established to facilitate off-balance sheet arrangements. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intend to provide additional funding to any such entities.

CONTRACTUAL OBLIGATIONS

As of December 31, 2018, we had the following material contractual obligations (dollars in thousands):

	2019 (A)	2020	2021	2022	2023	Thereafter	Total
Principal payments	$10,266	$12,325	$19,619	$21,888	$19,817	$37,179	$121,094
Balloon payments	50,031	—	69,000	567,043	—	1,098,354	1,784,428
Subtotal	60,297	12,325	88,619	588,931	19,817	1,135,533	1,905,522
Interest (B)	86,947	85,646	84,790	61,907	52,366	94,914	466,570
Leases	645	576	533	483	461	545	3,243
Total obligations (C)	$147,889	$98,547	$173,942	$651,321	$72,644	$1,230,992	$2,375,335
(A) We have an option to extend a balloon payment of approximately $50.0 million to April 2020, subject to a fee of 0.125% of the then-outstanding principal balance.
(B) Estimated interest payments on floating rate debt are calculated using LIBOR rates in effect at December 31, 2018 and may not be indicative of actual payments. Actual payments may vary significantly due to LIBOR fluctuations. See Note 9 to our consolidated financial statements for further information about interest rates.
(C) Total obligations include an estimate of interest payments on floating rate debt, see Note B above.

In addition to our debt, we are a party to property management agreements with property managers. See Note 16 to our consolidated financial statements for information related to our capital improvement, repair and lease commitments.

INFLATION

Our triple net lease provides for either fixed increases in base rents and/or indexed escalators, based on the Consumer Price Index. In our Managed Properties segments, resident agreements are generally month to month agreements affording us the opportunity to increase prices subject to market and other conditions.

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

Funds From Operations, Normalized Funds From Operations and Adjusted Funds from Operations

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

We define Normalized FFO as FFO excluding the following income and expense items, as applicable: (a) acquisition, transaction and integration related expenses; (b) the write off of unamortized discounts, premiums, deferred financing costs, or additional costs, make whole payments and penalties or premiums incurred as the result of early repayment of debt (collectively “Gain (Loss) on extinguishment of debt”); (c) incentive compensation recognized as a result of sales of real estate; (d) the remeasurement of deferred tax assets; (e) valuation allowance on deferred tax assets, net; (f) termination fee to affiliate; (g) gain on lease termination; and (h) other items that we believe are not indicative of operating performance, generally reported as “Other expense (income)” in our Consolidated Statements of Operations.

We also use Adjusted FFO ("AFFO") as supplemental measures of our operating performance. We believe AFFO is useful because it facilitates the evaluation of (i) the current economic return on our portfolio of assets between periods on a consistent basis and (ii) our portfolio versus those of other real estate companies that report AFFO. However, comparability may be limited because our calculation of AFFO may differ significantly from that of other companies, or because of features of our business that are not present in other companies.

We define AFFO as Normalized FFO excluding the impact of the following: (a) straight-line rents; (b) amortization of above / below market lease intangibles; (c) amortization of deferred financing costs; (d) amortization of premium on mortgage notes payable; (e) amortization of deferred community fees and other, which includes the net change in deferred community fees and other rent discounts or incentives; and (f) amortization of equity-based compensation expense.

The following table sets forth a reconciliation of net income (loss) to Adjusted FFO:

	Year Ended December 31,
(dollars in thousands)	2018	2017	2016
Net (loss) income	$(159,355)	$12,208	$(72,249)
Gain on sale of real estate	—	(71,763)	(13,356)
Depreciation and amortization	95,950	139,942	184,546
Impairment of real estate held for sale	8,725	—	—
FFO	(54,680)	80,387	98,941
Acquisition, transaction and integration expense	15,919	2,453	3,942
Loss on extinguishment of debt	66,219	3,902	245
Incentive compensation on sale of real estate	—	2,930	2,044
Remeasurement of deferred tax assets	—	2,966	—
Non-cash valuation allowance on deferred tax assets, net	5,354	—	—
Termination fee to affiliate	50,000	—	—
Gain on lease termination	(40,090)	—	—
Other expense	4,576	1,702	727
Normalized FFO	47,298	94,340	105,899
Straight line rent	(5,365)	(17,865)	(21,843)
Amortization of deferred financing costs	10,519	9,090	9,582
Amortization of deferred community fees and other	2,935	(405)	763
Adjusted FFO	$55,387	$85,160	$94,401

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

The following table sets forth a reconciliation of net income (loss) to Adjusted EBITDA:

	Year Ended December 31,
(dollars in thousands)	2018	2017	2016
Net (loss) income	$(159,355)	$12,208	$(72,249)
Gain on sale of real estate	—	(71,763)	(13,356)
Depreciation and amortization	95,950	139,942	184,546
Impairment of real estate held for sale	8,725	—	—
Acquisition, transaction and integration expense	15,919	2,453	3,942
Loss on extinguishment of debt	66,219	3,902	245
Incentive compensation on sale of real estate (A)	—	2,930	2,044
Termination fee to affiliate	50,000	—	—
Gain on lease termination	(40,090)	—	—
Other expense (B)	4,772	1,702	727
Interest expense	101,176	93,597	91,780
Income tax expense (C)	5,794	3,512	439
Adjusted EBITDA	$149,110	$188,483	$198,118

(A) Represents incentive compensation directly related to the gain on sale of real estate, which may represent a portion of total incentive compensation earned by the Manager in a given quarter, as reported in “Management fees and incentive compensation to affiliate” in our Consolidated Statements of Operations. The calculation of gain on sale for purposes of the incentive compensation calculation differs significantly from gain on sale calculated in accordance with GAAP.
(B) Primarily includes damage remediation costs due to Hurricane Irma, changes in the fair value of financial instruments and casualty related charges.
(C) 2018 includes a valuation allowance of $5.4 million recorded against our net deferred tax assets and 2017 includes a charge of $3.0 million due to the remeasurement of our deferred tax assets to reflect a reduction in the U.S. corporate income tax rate.

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

Resident Fees and Services - Resident fees and services include monthly rental revenue, care income and ancillary income recognized from the Managed Properties segments. Resident fees and services are recognized monthly as services are provided. Most lease agreements with residents are cancellable by the resident with 30 days’ notice. Ancillary income primarily relates to non-refundable community fees. Non-refundable community fees are recognized on a straight-line basis over the estimated length of stay of residents, which management estimates to be approximately 24 months for AL/MC properties and 33 months for IL properties.

Acquisition Accounting

On January 1, 2017, we adopted Accounting Standards Update (“ASU”) 2017-01, Clarifying the Definition of a Business (“ASU 2017-01”) which narrows the Financial Accounting Standards Board’s (“FASB”) definition of a business and provides a framework that gives entities a basis for making reasonable judgments about whether a transaction involves an asset or a business. ASU 2017-01 states that when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the acquired asset is not a business. If this initial test is not met, an acquired asset cannot be considered a business unless it includes an input and a substantive process that together significantly contribute to the ability to create output. The primary differences between business combinations and asset acquisitions include recording the asset acquisition at relative fair value, capitalizing transaction costs, recording contingent consideration when the contingency is resolved and the elimination of the measurement period in which to record adjustments to the transaction.

We did not have any acquisition subsequent to our adoption of ASU 2017-01. All of our acquisitions, which occurred prior to our adoption of ASU 2017-01, were accounted for under the business combination method. Transaction costs related to business combinations were expensed as incurred.

Regardless of whether an acquisition is considered a business combination or an asset acquisition, the cost of the business or asset acquired is allocated to tangible and intangible assets and assumed liabilities at their relative fair values, as of the respective transaction dates. The determination of the fair value of net assets acquired involves significant judgment and estimates, such as estimated future cash flow projections, appropriate discount and capitalization rates and other estimates based on available market information. Estimates of future cash flows are based on a number of factors including property operating results, known and anticipated trends, as well as market and economic conditions.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 to our consolidated financial statements for information about recent accounting pronouncements.

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

As of December 31, 2018, we had $1.4 billion of floating rate debt, representing 75.6% of our total indebtedness, with a weighted average rate of 4.72%. A 100 basis point change in interest rates would change our annual interest expense by $14.4 million on an annualized basis.

Liquidity Risk

As described further in Part I, Item IA. “Risk Factors,” the following factors could affect our liquidity, access to capital resources and our capital obligations.

•Our stock price performance could impair our ability to access the capital markets, and any disruption to the capital markets or other sources of financing generally could also negatively affect our liquidity.

•Our failure to comply with the terms of our financings could result in the acceleration of the requirement to repay our indebtedness or require us to seek amendments to such agreements, which we may not be able to obtain on commercially reasonable terms, if at all.

•Our ability to obtain financing or refinancing on favorable terms, if at all.

•Real estate investments are relatively illiquid, and our ability to quickly sell or exchange our properties in response to changes in economic or other conditions is limited. In the event we desire or need to sell any of our properties, the value of those properties and our ability to sell at a price or on terms acceptable to us could be adversely affected by a downturn in the real estate industry generally, weakness in the senior housing and healthcare industries or other factors.

•Because we derive substantially all of our revenue from operations conducted by third parties, any inability or unwillingness by these operators to satisfy their respective obligations to us or to renew their leases with us upon expiration of the terms thereof could have a material adverse effect on our liquidity, financial condition, our ability to service our indebtedness and to make distributions to our stockholders.

•To comply with the 90% distribution requirement applicable to REITs and to avoid income and excise taxes, we must make distributions to our stockholders. Our actual distributions to stockholders have historically been higher than the REIT distribution requirement. Distributions will limit our ability to finance investments and may limit our ability to engage in transactions that are otherwise in the best interests of our stockholders. Although we do not anticipate any inability to satisfy the REIT distribution requirement, from time to time, we may not have sufficient cash or other liquid assets to do so. For example, timing differences between the actual receipt of income and actual payment of deductible expenses, on the one hand, and the inclusion of that income and deduction of those expenses in arriving at our taxable income, on the other hand, or non-deductible expenses such as principal amortization or repayments or capital expenditures in excess of non-cash deductions may cause us to fail to have sufficient cash or liquid assets to enable us to satisfy the 90% distribution requirement. In the event that timing differences occur or we decide to retain cash or to distribute such greater amount as may be necessary to avoid income and excise taxation, we may seek to borrow funds, issue additional equity securities, pay taxable stock dividends, distribute other property or securities or engage in a transaction intended to enable us to meet the REIT distribution requirements. Any of these actions may require us to raise additional capital to meet our obligations; however, limitations on our ability to access capital, as described above, could have an adverse effect on our ability to make required payments on our debt obligations, make distributions to our stockholders or make future investments necessary to implement our business strategy. The terms of the instruments governing our existing indebtedness restrict our ability to engage in certain types of these transactions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
New Senior Investment Group Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of New Senior Investment Group Inc. and Subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2019 expressed an unqualified opinion thereon.

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
February 26, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
New Senior Investment Group Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited New Senior Investment Group Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, New Senior Investment Group Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 26, 2019 expressed an unqualified opinion thereon.

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
February 26, 2019

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	December 31,
Assets	2018	2017
Real estate investments:
Land	$177,956	$182,238
Buildings, improvements and other	2,335,813	2,329,524
Accumulated depreciation	(358,368)	(275,794)
Net real estate property	2,155,401	2,235,968
Acquired lease and other intangible assets	8,638	264,438
Accumulated amortization	(2,877)	(249,198)
Net real estate intangibles	5,761	15,240
Net real estate investments	2,161,162	2,251,208

Cash and cash equivalents	72,422	137,327
Straight-line rent receivables	3,494	82,445
Receivables and other assets, net	49,180	37,047
Total Assets	$2,286,258	$2,508,027

Liabilities and Equity
Liabilities
Debt, net	$1,884,882	$1,907,928
Due to affiliates	26,245	9,550
Accrued expenses and other liabilities	52,679	84,664
Total Liabilities	1,963,806	2,002,142

Commitments and contingencies (Note 16)

Redeemable Preferred Stock	40,000	—

Equity
Preferred Stock $0.01 par value, 100,000,000 shares authorized and none issued or outstanding as of both December 31, 2018 and 2017	—	—
Common stock $0.01 par value, 2,000,000,000 shares authorized, 82,148,869 and 82,127,247 shares issued and outstanding as of December 31, 2018 and 2017, respectively	821	821
Additional paid-in capital	898,135	898,132
Accumulated deficit	(616,504)	(393,068)
Total Equity	282,452	505,885

Total Liabilities and Equity	$2,286,258	$2,508,027

See notes to consolidated financial statements.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share data)

	Year Ended December 31,
	2018	2017	2016
Revenues
Resident fees and services	$404,891	$336,739	$359,472
Rental revenue	39,407	112,391	112,966
Total revenues	444,298	449,130	472,438

Expenses
Property operating expense	267,785	230,045	243,027
Depreciation and amortization	95,950	139,942	184,546
Interest expense	101,176	93,597	91,780
Acquisition, transaction, and integration expense	15,919	2,453	3,942
Termination fee to affiliate	50,000	—	—
Management fees and incentive compensation to affiliate	14,814	18,225	18,143
General and administrative expense	13,387	15,307	15,194
Loss on extinguishment of debt	66,219	3,902	245
Impairment of real estate held for sale	8,725	—	—
Other expense	3,974	1,702	727
Total expenses	637,949	505,173	557,604
Gain on sale of real estate	—	71,763	13,356
Gain on lease termination	40,090	—	—
(Loss) Income before income taxes	(153,561)	15,720	(71,810)
Income tax expense	5,794	3,512	439
Net (loss) income	$(159,355)	$12,208	$(72,249)

Net (loss) income per share of common stock
Basic	$(1.94)	$0.15	$(0.88)
Diluted	$(1.94)	$0.15	$(0.88)

Weighted average number of shares of common stock outstanding
Basic	82,148,869	82,145,295	82,357,349
Diluted	82,148,869	82,741,322	82,357,349

Dividends declared per share of common stock	$0.78	$1.04	$1.04

See notes to consolidated financial statements.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands, except share data)

	Common Stock
	Shares	Amount	Accumulated Deficit	Additional Paid-in Capital	Total Equity
Equity at December 31, 2015	85,447,551	$854	$(162,183)	$928,654	$767,325
Repurchase of common stock	(3,333,333)	(33)	—	(30,880)	(30,913)
Fair value of stock options issued	—	—	—	5	5
Director’s shares issued	13,029	—	—	139	139
Dividends declared	—	—	(85,412)	—	(85,412)
Net loss	—	—	(72,249)	—	(72,249)
Equity at December 31, 2016	82,127,247	$821	$(319,844)	$897,918	$578,895
Director’s shares issued	21,622	—	—	214	214
Dividends declared	—	—	(85,432)	—	(85,432)
Net income	—	—	12,208	—	12,208
Equity at December 31, 2017	82,148,869	$821	$(393,068)	$898,132	$505,885
Fair value of stock options issued	—	—	—	3	3
Dividends declared	—	—	(64,081)	—	(64,081)
Net loss	—	—	(159,355)	—	(159,355)
Equity at December 31, 2018	82,148,869	$821	$(616,504)	$898,135	$282,452

See notes to consolidated financial statements.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash Flows From Operating Activities
Net (loss) income	$(159,355)	$12,208	$(72,249)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of tangible assets and amortization of intangible assets	95,986	140,078	184,689
Amortization of deferred financing costs	10,512	9,090	9,582
Amortization of deferred revenue, net	2,868	(385)	1,903
Amortization of premium on mortgage notes payable	—	(512)	(603)
Non-cash straight-line rent	(5,365)	(17,865)	(21,842)
Gain on sale of real estate	—	(71,763)	(13,356)
Non-cash adjustment on lease termination (A)	29,910	—	—
Loss on extinguishment of debt	66,219	3,902	245
Non-cash termination fee to affiliate	40,000	—	—
Impairment of real estate held for sale	8,725	—	—
Provision for bad debt	2,301	2,228	2,150
Remeasurement of deferred tax assets	—	2,966	—
Non-cash valuation allowance on deferred tax assets, net	5,354	—	—
Other non-cash expense	4,320	1,243	846
Changes in:
Receivables and other assets, net	(5,125)	(1,724)	(23)
Due to affiliates	16,695	(2,073)	1,979
Accrued expenses and other liabilities	8,032	(16,948)	9,024
Net cash provided by operating activities	121,077	60,445	102,345
Cash Flows From Investing Activities
Proceeds from the sale of real estate, net	—	339,624	22,711
Capital expenditures, net of insurance proceeds	(19,162)	(19,729)	(21,151)
Deposits refunded for real estate investments	—	—	584
Net cash (used in) provided by investing activities	(19,162)	319,895	2,144
Cash Flows From Financing Activities
Principal payments of mortgage notes payable and capital lease obligations	(19,428)	(26,946)	(16,240)
Proceeds from mortgage notes payable	1,440,000	—	—
Repayments of mortgage notes payable	(1,509,187)	(204,730)	(13,725)
Payment of exit fee on extinguishment of debt	(53,122)	(3,264)	(189)
Proceeds from borrowings on revolving credit facility	125,000	—	—
Repayments of borrowings on revolving credit facility	(56,000)	—	—
Payment of common stock dividend	(64,081)	(85,432)	(85,412)
Repurchase of common stock	—	—	(30,913)
Payment of deferred financing costs	(27,080)	—	—
Purchase of interest rate caps	(2,846)	—	—
Net cash (used in) provided by financing activities	(166,744)	(320,372)	(146,479)
Net increase (decrease) in cash, cash equivalents and restricted cash	(64,829)	59,968	(41,990)
Cash, cash equivalents and restricted cash, beginning of year	157,485	97,517	139,507
Cash, cash equivalents and restricted cash, end of year	$92,656	$157,485	$97,517

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest expense	$89,505	$85,373	$82,557
Cash paid during the year for income taxes	326	274	266

Supplemental Schedule of Non-Cash Investing and Financing Activities
Issuance of common stock and exercise of options	$—	$214	$139
Issuance of Redeemable Preferred Stock	40,000	—	—
Capital lease obligations	569	—	—
Furniture, fixtures, equipment and other improvements (B)	10,065	—	—
Continued on next page

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

	Year Ended December 31,
	2018	2017	2016
Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents	$137,327	$58,048	$116,881
Restricted cash (A)	20,158	39,469	22,626
Total, beginning of period	$157,485	$97,517	$139,507

Cash and cash equivalents	$72,422	$137,327	$58,048
Restricted cash (A)	20,234	20,158	39,469
Total, end of period	$92,656	$157,485	$97,517

(A) Consists of (i) amounts held by lender in tax, insurance, replacement reserve and other escrow accounts and (ii) security deposits, which are included in "Receivables and other assets, net" in our Consolidated Balance Sheets.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016
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

As of December 31, 2018, we owned a diversified portfolio of 133 primarily private pay senior housing properties located across 37 states. We are listed on the New York Stock Exchange (“NYSE”) under the symbol “SNR” and are headquartered in New York, New York.

Through December 31, 2018, we were externally managed and advised by an affiliate of Fortress Investment Group LLC (the “Manager”). On November 19, 2018, we entered into definitive agreements with the Manager to internalize our management, effective December 31, 2018 (the “Internalization”). In connection with the Internalization, we also entered into a Transition Services Agreement with the Manager to continue to provide certain services for a transition period. In connection with the termination of the Management Agreement, we (i) made a one-time cash payment of $10.0 million to the Manager in January 2019, and (ii) issued to the Manager 400,000 shares of our newly created Redeemable Series A Cumulative Perpetual Preferred Stock (the “Redeemable Preferred Stock”), with an aggregate fair value of $40.0 million.

We operate in three reportable segments: (1) Managed Independent Living (“IL”) Properties, (2) Managed Assisted Living/Memory Care (“AL/MC”) Properties, and (3) Triple Net Lease Properties

Managed Properties – We have engaged property managers to manage 132 of our properties on a day-to-day basis under the Managed Properties segments. These properties consist of 102 IL facilities and 30 AL/MC facilities. Our managed properties are managed by Holiday Retirement (“Holiday”), a portfolio company that is majority owned by private equity funds managed by an affiliate of FIG LLC (the “Manager”), a subsidiary of Fortress Investment Group LLC (“Fortress”), FHC Property Management LLC (together with its subsidiaries, “Blue Harbor”), an affiliate of the Manager, Jerry Erwin Associates, Inc. (“JEA”), Thrive Senior Living LLC (“Thrive”), Grace Management, Inc. (“Grace”) and Watermark Retirement Communities, Inc. (“Watermark”), collectively, the “Property Managers,” under property management agreements (the “Property Management Agreements”). Under the Property Management Agreements, the Property Managers are responsible for the day-to-day operations of our senior housing properties and are entitled to a management fee in accordance with the terms of the Property Management Agreements.

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

On May 9, 2018, we entered into a lease termination agreement to terminate our triple net leases with affiliates of Holiday relating to 51 IL properties (the “Holiday Portfolio”). The lease termination was effective May 14, 2018 (the “Lease Termination”). Concurrently with the Lease Termination, we entered into property management agreements with Holiday to manage the properties in the Holiday Portfolio following the Lease Termination in exchange for a property management fee. As a result, such properties are now included in the Managed IL Properties segment. Refer to Note 3 for additional details related to the Lease Termination.

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
December 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

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

Resident Fees and Services - Resident fees and services include monthly rental revenue, care income and ancillary income recognized from the Managed Properties segments. Resident fees and services are recognized monthly as services are provided. Most lease agreements with residents are cancelable by the resident with 30 days’ notice. Ancillary income primarily relates to non-refundable community fees. Non-refundable community fees are recognized on a straight-line basis over the estimated lengths of stay of residents, which approximate 24 months for AL/MC properties and 33 months for IL properties.

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

Acquisition Accounting

On January 1, 2017, we adopted Accounting Standards Update (“ASU”) 2017-01, Clarifying the Definition of a Business (“ASU 2017-01”) which narrows the Financial Accounting Standards Board’s (“FASB”) definition of a business and provides a framework that gives entities a basis for making reasonable judgments about whether a transaction involves an asset or a business. ASU 2017-01 states that when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the acquired asset is not a business. If this initial test is not met, an acquired asset cannot be considered a business unless it includes an input and a substantive process that together significantly contribute to the ability to create output. The primary differences between business combinations and asset acquisitions include recording the asset acquisition at relative fair value, capitalizing transaction costs, recording contingent consideration when the contingency is resolved and the elimination of the measurement period in which to record adjustments to the transaction.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

We did not have any acquisition subsequent to our adoption of ASU 2017-01. All of our acquisitions, which occurred prior to our adoption of ASU 2017-01, were accounted for under the business combination method. Transaction costs related to business combinations were expensed as incurred.

Regardless of whether an acquisition is considered a business combination or an asset acquisition, the cost of the business or asset acquired is allocated to tangible and intangible assets and assumed liabilities at their relative fair values, as of the respective transaction dates. The determination of the fair value of net assets acquired involves significant judgment and estimates, such as estimated future cash flow projections, appropriate discount and capitalization rates and other estimates based on available market information. Estimates of future cash flows are based on a number of factors including property operating results, known and anticipated trends, as well as market and economic conditions.

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

Restricted Cash

Restricted cash primarily consists of (i) amounts held by lenders in tax, insurance, replacement reserve and other escrow accounts and (ii) security deposits and is included in “Receivables and other assets, net” in our Consolidated Balance Sheets.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

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

Deferred Financing Costs

Deferred financing costs consist of fees and direct costs incurred in obtaining financing. Deferred financing costs are presented as a direct deduction from the carrying amount of the related debt liability. Deferred financing costs related to debt instruments, excluding the revolving credit facility, are amortized over the terms of the related borrowings using the effective interest rate method as a component of interest expense. Deferred financing costs related to the revolving credit facility are amortized over the term of the debt using the straight-line method, which approximates the effective interest method. Amortized costs of $10.5 million, $9.1 million and $9.6 million are included in “Interest expense” in our Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016, respectively.

Deferred Revenue

Deferred revenue primarily includes non-refundable community fees received when residents move in, and are included within “Accrued expenses and other liabilities” in our Consolidated Balance Sheets. Deferred revenue amounts are amortized into income on a straight-line basis over the estimated length of stay of the resident, and are included within “Resident fees and services” in our Consolidated Statements of Operations.

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

Certain activities are conducted through a taxable REIT subsidiary (“TRS”) and therefore are subject to federal and state income taxes. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of the enactment date. A valuation allowance is provided if we believe it is more likely than not that all or some portion of the deferred tax asset will not be realized. Any increase or decrease in the valuation allowance that results from a change in circumstances, and that causes us to change our judgment about the realizability of the related deferred tax asset, is included in the tax provision when such changes occur.

We recognize tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes in our Consolidated Statements of Operations. As of December 31, 2018 and 2017, we had no uncertain tax positions.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

Fair Value Measurement

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. A three-tier fair value hierarchy, which is described below, prioritizes the inputs we use in measuring fair value:
•Level 1 - Quoted prices for identical instruments in active markets.
•Level 2 - Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations, in which all significant inputs are observable in active markets.
•Level 3 - Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Derivative Instruments

In the normal course of business, we may use derivative instruments to manage, or hedge, interest rate risk. We do not use derivative instruments for trading or speculative purposes and do not apply hedge accounting. We recognize all derivatives as either assets or liabilities on our Consolidated Balance Sheets at fair value as of the reporting date. Derivative valuation requires us to make estimates and judgments that affect the fair value of the instruments. We estimate the fair value of our interest rate caps based on pricing models that consider level 2 inputs including forward yield curves, cap strike rates, cap volatility and discount rates. We do not apply hedge accounting and fair value adjustments, if any, are recorded in "Other expense (income)" in our Consolidated Statements of Operations. Our interest rate caps were executed with investment grade counterparties.

Assets Held for Sale

We classify certain long-lived assets as held for sale once the criteria, as defined by GAAP, has been met. Assets held for sale are included in “Receivables and other assets, net” in our Consolidated Balance Sheets. Long-lived assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell and are no longer depreciated.

Sale of Assets

On January 1, 2018, we adopted ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“ASU 2017-05”), which clarifies the scope of subtopic 610-20, Other Income - Gains and Losses from Derecognition of Nonfinancial Assets. We recognize sales of assets only upon the closing of the transactions with the purchaser. We recognize gains on assets sold when we transfer control of the asset upon closing and if the collectability of the sales price is reasonably assured. Sales of our real estate are generally not executory across points in time and our performance obligations from these contracts are expected to fall within a single period.

We did not have any asset sale subsequent to our adoption of ASU 2017-05. Gains on all of our asset sales, which occurred prior to our adoption of ASU 2017-05, were recognized using the full accrual method upon closing if the collectability of the sales price is reasonably assured, we are not obligated to perform any significant activities after the sale to earn the profit, we have received adequate initial investment from the purchaser, and other profit recognition criteria has been satisfied.

Stock Options

Options granted to our directors are measured at fair value at the grant date with the related expense recognized over the service term, if any.

Termination Fee to Affiliate

This represents amount due to the Manager pursuant to the termination of the Management Agreement with the Manager.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

Redeemable Preferred Stock

On December 31, 2018, we issued 400,000 shares of our Redeemable Preferred Stock to the Manager as consideration for the termination of the Management Agreement. The Redeemable Preferred Stock are non-voting and have a $100 liquidation preference. Holders of the Redeemable Preferred Stock are entitled to cumulative cash dividends at a rate per annum of 6.00% on the liquidation preference amount plus all accumulated and unpaid dividends.

In the event of any voluntary or involuntary liquidation, dissolution or winding up, the holders of shares of the Redeemable Preferred Stock will receive out of the assets of the Company legally available for distribution to its stockholders before any payment is made to the holders of any series of preferred stock ranking junior to the Redeemable Preferred Stock or to any holder of the Company’s common stock but subject to the rights of any class or series of securities ranking senior to or on parity with the Redeemable Preferred Stock, a payment per share equal to the liquidation preference plus any accumulated and unpaid dividends.

We may redeem, at any time, all but not less than all of the shares of Redeemable Preferred Stock for cash at a price equal to the liquidation preference amount of the Series A Preferred Stock plus all accumulated and unpaid dividends thereon (the “Redemption Price”). On or after December 31, 2020, the holders of a majority of the then outstanding shares of Redeemable Preferred Stock will have the right to require us to redeem up to 50% of the outstanding shares of Redeemable Preferred Stock, and on or after December 31, 2021, the holders of a majority of the then outstanding shares of Redeemable Preferred Stock will have the right to require us to redeem all or any portion of the outstanding shares of Redeemable Preferred Stock, in each case, for cash at the Redemption Price. Upon the occurrence of a Change of Control (as defined in the certificate of designation governing the Redeemable Preferred Stock), the Redeemable Preferred Stock is required to be redeemed in whole at the Redemption Price. Due to the ability of the holders to require us to redeem the outstanding shares, the Redeemable Preferred Stock is excluded from Equity in our Consolidated Balance Sheets.

Recently Issued or Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases ("ASC 842"). This standard amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. As lessee, a right-of-use asset and corresponding liability for future obligations under a leasing arrangement would be recognized on the balance sheet. As lessor, gross leases will be subject to allocation between lease and non-lease service components, with the latter accounted for under the new revenue recognition standard. Additionally, under the new lease standard, only incremental initial direct costs incurred in the execution of a lease can be capitalized by the lessor and lessee.

We expect to adopt ASC 842 on January 1, 2019 under the modified retrospective transition approach using the effective date as the date of initial application. Therefore, financial information and disclosures under ASC 842 will not be provided for periods prior to January 1, 2019. We expect to elect the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. In addition, we expect to implement an accounting policy election to treat lease and related non-lease components in a contract as a single performance obligation to the extent that the timing and pattern of revenue recognition are the same for the lease and non-lease components and the combined single lease component is classified as an operating lease.

Upon adoption, we expect to recognize both the right of use assets and lease liabilities for our existing corporate office, land and equipment operating leases on our Consolidated Balance Sheets. Our minimum lease payments under the existing operating leases are approximately $3.3 million as of January 1, 2019, which will be discounted to present value in order to establish the initial right of use assets and lease liabilities for our operating leases. Resident leases within our Managed Properties segments contain service components. We expect to elect the practical expedient to account for our resident leases as a single lease component. Upon adoption of ASC 842, capital leases under current accounting guidance will be classified as finance leases and we do not expect a significant change to our accounting for such leases.

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
December 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

adoption is permitted beginning after December 15, 2018. We are assessing the impact this guidance may have on our consolidated financial statements.

On January 1, 2018, we adopted ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash, which requires that the statement of cash flows include a reconciliation and explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This standard impacts the presentation of our Consolidated Statements of Cash Flows as activity between cash and cash equivalents and restricted cash is no longer presented in our operating, financing or investing activities. Upon adoption, the changes in classification within the statement of cash flows is applied retrospectively to all periods presented. As a result of the retrospective application, our net cash provided by operating and investing activities decreased by $1.1 million and $6.9 million, respectively, for the year ended December 31, 2017 and increased by $3.0 million and $2.3 million, respectively, for the year ended December 31, 2016.

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

4. DISPOSITIONS
2017 Activity

In November, we sold a portfolio of nine AL/MC properties in the Managed AL/MC Properties segment for a purchase price of $109.5 million and recognized a gain on sale of $6.9 million, net of selling costs. In connection with this sale we repaid $78.7 million of debt.

In December, we sold a portfolio of six properties (four CCRCs, one IL and one AL/MC) in the Triple Net Lease Properties segment for a purchase price of $186.0 million, including lease termination fees, and recognized a gain on sale of $42.3 million, net of selling costs. In connection with this sale, we repaid $98.1 million of debt.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

The following table presents the revenues and expenses of the above portfolios:

	2017	2016
Revenues
Resident fees and services	$28,910	$34,370
Rental revenue	16,893	17,490
Total revenues	45,803	51,860
Expenses
Property operating expense	23,413	27,033
Depreciation and amortization	7,212	19,205
Interest expense	7,262	7,630
Total expenses	$37,887	$53,868

In addition to the above transactions, we sold four properties (two AL/MC and two IL) in the Managed Properties segments for a purchase price of $48.5 million and recognized a gain on sale of $22.5 million, net of selling costs. In connection with these sales, we repaid $28.0 million of debt.

2016 Activity

We sold two AL/MC properties for a purchase price of $23.0 million and recognized a gain on sale of $13.4 million, net of selling costs. In connection with this sale, we repaid $13.7 million of debt associated with these properties and, pursuant to the Property Management Agreement, paid an early termination fee of $1.8 million to Blue Harbor, which is included in “Acquisition, transaction and integration expense” in our Consolidated Statements of Operations.

5. SEGMENT REPORTING
We operated in three reportable business segments: Managed IL Properties, Managed AL/MC Properties and Triple Net Lease Properties. Under our Managed Properties segments, we invest in senior housing properties throughout the United States and engage property managers to manage those senior housing properties. Under our Triple Net Lease Properties segment, we invest in senior housing and healthcare properties throughout the United States and lease those properties to healthcare operating companies under triple net leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, taxes, insurance, repairs, capital improvements and the payroll expense of property-level employees.

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

Effective May 14, 2018, we terminated our triple net leases with respect to the properties in the Holiday Portfolio and concurrently entered into property management agreements with Holiday with respect to such properties. The NOI for such properties following the Lease Termination has been included in the Managed IL Properties segment. This resulted in a significant increase in the segment NOI of the Managed IL Properties with a corresponding decrease in the segment NOI of the Triple Net Lease Properties during the year ended December 31, 2018. Following the Lease Termination, most of our NOI is generated by Managed Properties, which is comprised of 132 out of our total portfolio of 133 properties. As a result, we began to evaluate our operating results, set strategic priorities and allocate resources based on the type of property. Accordingly, we expanded our Managed Properties segments to bifurcate the operating results of Managed IL Properties and Managed AL/MC Properties. All periods presented have been restated to facilitate a historical comparison across segments.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

Depreciation and amortization, interest expense, acquisition, transaction and integration expense, termination fee, management fees and incentive compensation to affiliate, general and administrative expense, loss on extinguishment of debt, impairment of real estate, other expense (income), gain on sale of real estate, gain on lease termination and income tax expense (benefit) are not allocated to individual segments for purposes of assessing segment performance. There are no intersegment sales.

	Year Ended December 31, 2018
	Triple Net Lease Properties	Managed Properties		Consolidated
		IL	AL/MC
Revenues
Resident fees and services	$—	$273,685	$131,206	$404,891
Rental revenue	39,407	—	—	39,407
Less: Property operating expense	—	162,972	104,813	267,785
Segment NOI	$39,407	$110,713	$26,393	176,513

Depreciation and amortization				95,950
Interest expense				101,176
Acquisition, transaction and integration expense				15,919
Termination fee to affiliate				50,000
Management fees and incentive compensation to affiliate				14,814
General and administrative expense				13,387
Loss on extinguishment of debt				66,219
Impairment of real estate held for sale				8,725
Other expense				3,974
Total expenses				370,164
Gain on sale of lease termination				40,090
Loss before income taxes				(153,561)
Income tax expense				5,794
Net loss				$(159,355)

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

	Year Ended December 31, 2017
	Triple Net Lease Properties	Managed Properties		Consolidated
		IL	AL/MC
Revenues
Resident fees and services	$—	$172,952	$163,787	$336,739
Rental revenue	112,391	—	—	112,391
Less: Property operating expense	—	102,757	127,288	230,045
Segment NOI	$112,391	$70,195	$36,499	219,085

Depreciation and amortization				139,942
Interest expense				93,597
Acquisition, transaction and integration expense				2,453
Management fees and incentive compensation to affiliate				18,225
General and administrative expense				15,307
Loss on extinguishment of debt				3,902
Other expense				1,702
Total expenses				275,128
Gain on sale of real estate				71,763
Income before income taxes				15,720
Income tax expense				3,512
Net income				$12,208

	Year Ended December 31, 2016
	Triple Net Lease Properties	Managed Properties		Consolidated
		IL	AL/MC
Revenues
Resident fees and services	$—	$176,166	$183,306	$359,472
Rental revenue	112,966	—	—	112,966
Less: Property operating expense	—	103,887	139,140	243,027
Segment NOI	$112,966	$72,279	$44,166	229,411

Depreciation and amortization				184,546
Interest expense				91,780
Acquisition, transaction and integration expense				3,942
Management fees and incentive compensation to affiliate				18,143
General and administrative expense				15,194
Loss on extinguishment of debt				245
Other expense				727
Total expenses				314,577
Gain on sale of real estate				13,356
Loss before income taxes				(71,810)
Income tax expense				439
Net loss				$(72,249)

Property operating expense includes property management fees, property-level payroll expense and travel reimbursement costs. See Note 11 for additional information on these expenses related to Blue Harbor and Holiday.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

Assets by reportable business segment are reconciled to total assets as follows:

	December 31, 2018		December 31, 2017
	Amount	Percentage	Amount	Percentage
Managed IL Properties	$1,791,707	78.4%	$1,008,587	40.2%
Managed AL/MC Properties	400,432	17.5%	422,370	16.9%
Triple Net Lease Properties	58,270	2.5%	980,666	39.1%
All other assets (A)	35,849	1.6%	96,404	3.8%
Total assets	$2,286,258	100.0%	$2,508,027	100.0%

(A) Primarily consists of corporate cash which is not directly attributable to our reportable business segments.

Capital expenditures, net of insurance proceeds in the Managed IL Properties segment, including investments in real estate property, were $12.1 million, $10.0 million and $9.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. Capital expenditures, net of insurance proceeds in the Managed AL/MC Properties segment were $7.0 million, $9.0 million and $7.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.  There were no capital expenditures in the Triple Net Lease Properties segment for the year ended December 31, 2018. Capital expenditures in the Triple Net Lease Properties segment were $0.7 million and $4.1 million for the years ended December 31, 2017 and 2016, respectively.

Holiday accounted for 7.4% and 19.9% of our total revenues for the years ended December 31, 2018 and 2017, respectively. The decrease in rental revenue received from Holiday is due to the Lease Termination as it only includes rental revenue received by us until the Lease Termination.

The following table presents the percentage of total revenues by geographic location:

	As of and for the year ended December 31, 2018		As of and for the year ended December 31, 2017
	Number of Communities	% of Total Revenue	Number of Communities	% of Total Revenue
Florida	15	12.2%	15	18.0%
Texas	13	9.7%	13	12.2%
California	11	11.1%	11	10.2%
North Carolina	9	7.2%	9	6.6%
Pennsylvania	7	6.8%	7	6.2%
Oregon	9	5.9%	9	5.0%
Other	69	47.1%	69	41.8%
Total	133	100.0%	133	100.0%

6. REAL ESTATE INVESTMENTS

	December 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value
Land	$177,956	$—	$177,956	$182,238	$—	$182,238
Building and improvements	2,211,318	(269,137)	1,942,181	2,216,461	(208,540)	2,007,921
Furniture, fixtures and equipment	124,495	(89,231)	35,264	113,063	(67,254)	45,809
Total real estate investments	$2,513,769	$(358,368)	$2,155,401	$2,511,762	$(275,794)	$2,235,968

Depreciation expense was $87.7 million, $91.6 million and $92.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

The following table summarizes our real estate intangibles:

	December 31, 2018				December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Amortization Period
Above/below market lease intangibles, net	$—	$—	$—	N/A	$1,607	$(380)	$1,227	12.9 years
In-place lease and other intangibles	8,638	(2,877)	5,761	42.1 years	262,831	(248,818)	14,013	18.3 years
Total intangibles	$8,638	$(2,877)	$5,761		$264,438	$(249,198)	$15,240

Amortization expense was $8.3 million, $48.3 million and $92.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. Additionally, amortization of above/below market leases was not material for the year ended December 31, 2018, and $0.1 million for both years ended December 31, 2017 and 2016, and is reported as a net reduction to “Rental revenue” in our Consolidated Statements of Operations.

During the year ended December 31, 2018, we wrote-off $254.2 million of fully amortized in-place lease and other intangible assets.

The following table sets forth the estimated future amortization of intangible assets as of December 31, 2018:

Years Ending December 31
2019	$354
2020	354
2021	354
2022	354
2023	354
Thereafter	3,991
Total intangibles	$5,761

Real estate impairment

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

We recognized impairment of real estate held for sale of $8.7 million for the year ended December 31, 2018 in our Consolidated Statements of Operations, which represents the charge necessary to adjust the carrying values of certain properties classified as held for sale to their estimated fair values less costs to sell.

Impact of hurricanes

During the year ended 2018, we recognized $0.6 million for damage remediation and other incremental costs for six properties impacted by Hurricane Florence, which are included in “Other expense” in our Consolidated Statements of Operations. We do not expect additional remediation costs in subsequent periods to be material.

During the year ended 2017, we recognized $1.5 million for damage remediation and other incremental costs for 25 properties impacted by Hurricane Irma, which are included in “Other expense” in our Consolidated Statements of Operations.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

7. STRAIGHT-LINE RENT RECEIVABLES

Rental revenue from the Triple Net Lease Properties segment is recognized on a straight-line basis over the applicable term of the lease when collectability is reasonably assured. Recognizing rental revenue on a straight-line basis typically results in recognizing revenue in excess of cash amounts contractually due from our tenants during the first half of the lease term, creating a straight-line rent receivable. Our straight-line rent receivables were $3.5 million and $82.4 million as of December 31, 2018 and 2017, respectively. The decrease in straight-line rent receivables is due to the write-off of $84.3 million in conjunction with the Lease Termination, effective as of May 14, 2018, and is included in “Gain on lease termination” in our Consolidated Statements of Operations. Refer to Note 3 for additional details related to the Lease Termination.

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

8. RECEIVABLES AND OTHER ASSETS, NET

	December 31, 2018	December 31, 2017
Escrows held by lenders (A)	$17,268	$16,936
Prepaid expenses	5,451	4,490
Resident receivables, net	3,200	2,672
Deferred tax assets	—	5,475
Security deposits	2,966	3,222
Income tax receivable	782	802
Assets held for sale (B)	13,223	—
Other assets and receivables	6,290	3,450
Total receivables and other assets, net	$49,180	$37,047

(A) Represents amounts held by lenders in tax, insurance, replacement reserve and other escrow accounts that are related to mortgage notes collateralized by New Senior’s properties.
(B) The balance as of December 31, 2018 represents two AL/MC properties in the Managed AL/MC Properties segment and primarily consists of the carrying value of buildings and land. We estimate the fair value of assets held for sale based on current sales price expectation less estimated cost to sell, which we deem to be classified as level 3 within the fair value hierarchy.

The following table summarizes the allowance for doubtful accounts and the related provision for resident receivables:

	Year Ended December 31,
	2018	2017	2016
Balance, beginning of period	$938	$976	$509
Provision for bad debt	2,301	2,228	2,150
Write-offs, net of recoveries	(1,727)	(2,266)	(1,683)
Balance, end of period	$1,512	$938	$976

The provision for resident receivables and related write-offs are included in “Property operating expense” in our Consolidated Statements of Operations.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

9. DEBT, NET

	December 31, 2018					December 31, 2017
	Outstanding Face Amount	Carrying Value(A)	Maturity Date	Stated Interest Rate	Weighted Average Maturity (Years)	Outstanding Face Amount	Carrying Value(A)
Managed Properties
Fixed Rate	$464,680	$462,139	Sep 2025	4.25%	6.6	$563,526	$560,182
Floating Rate (B)(C)(D)	1,390,566	1,372,505	Dec 2021 - Nov 2025	1M LIBOR + 2.29% to 1M LIBOR + 2.50%	5.1	640,880	636,166
Triple Net Lease Properties
Fixed Rate (E)	—	—	—	—	—	669,656	660,646
Floating Rate (F)	50,276	50,238	Apr 2019	3M LIBOR + 3.00%	0.3	51,036	50,934
Total	$1,905,522	$1,884,882			5.3	$1,925,098	$1,907,928

(A) The totals are reported net of deferred financing costs of $20.6 million and $17.2 million as of December 31, 2018 and 2017, respectively.
(B) Substantially all of these loans have LIBOR caps that range between 3.30% and 3.71% as of December 31, 2018.
(C) The amount as of December 31, 2018 includes $720.0 million of debt that was refinanced in October 2018.
(D) Includes $69.0 million of borrowings outstanding under our revolving credit facility secured by certain Managed Properties as of December 31, 2018.
(E) The amounts as of December 31, 2017 represent loans under previous terms, which were refinanced and replaced in May 2018. See below for further information.
(F) We have an option to extend the maturity date to April 2020, subject to a fee of 0.125% of the then-outstanding principal balance.

The carrying values of the collateral relating to fixed rate and floating rate mortgages were $0.5 billion and $1.6 billion as of December 31, 2018 and $1.5 billion and $0.8 billion as of December 31, 2017, respectively.

The fair values of mortgage notes payable as of December 31, 2018 and 2017 were $1.9 billion and $1.9 billion, respectively. Mortgage notes payable are not measured at fair value in our Consolidated Balance Sheets. The fair value of mortgage notes payable, classified as level 3 within the fair value hierarchy, is based on a discounted cash flow valuation model. Significant inputs in the model include amounts and timing of expected future cash flows and market yields which are constructed based on inputs implied from similar debt offerings.

In December 2018, we entered into a three-year secured revolving credit facility in the amount of $125.0 million bearing interest at LIBOR plus 2.5% (the "Loan"), which is secured by eight AL/MC properties and the pledge of equity interests of certain of our wholly owned subsidiaries that directly or indirectly own such properties. The Loan may be increased up to a maximum aggregate amount of $300.0 million, of which (i) a portion in an amount of 10% of the Loan may be used for the issuance of letters of credit, and (ii) a portion in an amount of 10% of the Loan may be drawn by us in the form of swing loans. We pay a fee for unused amounts of the Loan under certain circumstances, which is immaterial as of December 31, 2018. Concurrently on the same day, we used the funds from the financing to prepay an aggregate of $125.4 million of secured loans. We recognized a loss on extinguishment of debt of $1.5 million, comprising of $1.2 million in prepayment penalties and $0.3 million in the write-off of unamortized deferred financing costs on the loans. We incurred a total of $3.1 million in deferred financing costs, which have been capitalized and are being amortized over the life of the Loan and the amortization is included in interest expense in our Consolidated Statements of Operations. As of December 31, 2018, there was $69.0 million of borrowings outstanding under the Loan.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

In May 2018, we repaid $663.8 million of secured loans in conjunction with the Lease Termination. We recognized a loss on extinguishment of debt of $58.5 million, comprising of $51.9 million in prepayment penalties and $6.6 million in the write-off of unamortized deferred financing costs on the loans. The repayment was facilitated by a one-year secured term loan of $720.0 million bearing interest at LIBOR plus 4.0% for the first six months and increasing by 50 basis points after the sixth monthly payment date and by an additional 50 basis points after the ninth monthly payment date (the "Term Loan"). We incurred a total of $12.3 million in deferred financing costs, which have been capitalized and amortized over the life of the Term Loan and the amortization is included in interest expense in our Consolidated Statements of Operations. In October 2018, we refinanced the Term Loan with a seven-year secured loan of $720.0 million bearing interest at LIBOR plus 2.32%. We recognized a loss on extinguishment of debt of $6.2 million, which represents the write off of unamortized deferred financing costs. We incurred a total of $11.8 million in deferred financing costs, which have been capitalized and are being amortized over the life of the loan and the related amortization is included in interest expense in our Consolidated Statements of Operations.

In February 2018, we exercised an option to extend a balloon payment of $50.7 million from April 2018 to April 2019.

We repaid $1.5 billion and $13.7 million of debt during the years ended December 31, 2018 and 2017, respectively, and recognized a loss on extinguishment of debt of $66.2 million and $3.9 million, respectively, which represents exit fees and the write-off of related unamortized deferred financing costs.

Our debt has contractual maturities as follows:

	Principal Payments	Balloon Payments	Total
2019 (A)	$10,266	$50,031	$60,297
2020	12,325	—	12,325
2021	19,619	69,000	88,619
2022	21,888	567,043	588,931
2023	19,817	—	19,817
Thereafter	37,179	1,098,354	1,135,533
Total outstanding face amount	$121,094	$1,784,428	$1,905,522

(A) We have an option to extend a balloon payment of approximately $50.0 million to April 2020, subject to a fee of 0.125% of the then-outstanding principal balance.

Our debt contains various customary financial and other covenants, in some cases including Debt Service Coverage Ratio, Project Yield or Minimum Net Worth, Minimum Consolidated Tangible Net Worth, Adjusted Consolidated EBITDA to Fixed Charges and Liquid Assets provision, as defined in the agreements. We were in compliance with the covenants in our debt agreements as of December 31, 2018.

Interest rate caps

In October 2018, we paid $2.5 million to enter into an interest rate cap on the refinancing of the Term Loan, which caps LIBOR at 3.68%, has a notional value of $720.0 million and is effective through November 1, 2021.

In May 2018, we paid $0.1 million to enter into an interest rate cap on the Term Loan, which caps LIBOR at 3.50%, had a notional value of $720.0 million and is effective through May 2019. This interest rate cap was terminated when the Term Loan was refinanced in October 2018.

In March 2018, we paid $0.3 million to renew an interest rate cap on our floating rate debt, which caps LIBOR at 3.66%, has a notional value of $591.2 million and is effective through April 2020.

We recognized fair value losses of $2.2 million, $0.1 million and $0.2 million for the years ended December 31, 2018, 2017 and 2016, respectively, and are included in “Other expense” in our Consolidated Statements of Operations and “Other non-cash expense” in our Consolidated Statements of Cash Flows. The fair value of the interest rate caps was $0.6 million as of December 31, 2018 and is included in “Receivables and other assets, net” in our Consolidated Balance Sheets. The fair value as of December 31, 2017 was not material.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

10. ACCRUED EXPENSES AND OTHER LIABILITIES

	December 31, 2018	December 31, 2017
Security deposits payable	$2,766	$46,291
Escrow liabilities (A)	1,063	6,664
Accounts payable	13,232	9,794
Mortgage interest payable	7,441	6,297
Deferred community fees, net	6,454	4,612
Rent collected in advance	3,843	2,091
Property tax payable	4,880	3,331
Other liabilities	13,000	5,584
Total accrued expenses and other liabilities	$52,679	$84,664

(A) Represents amounts held by lenders in tax, insurance, replacement reserve and other escrow accounts that are related to mortgage notes collateralized by New Senior’s triple net lease properties.

11. TRANSACTIONS WITH AFFILIATES
Management Agreements

In conjunction with the spin-off from Drive Shack, New Senior entered into a Management Agreement with the Manager dated November 6, 2014 (effective November 7, 2014), under which the Manager advised us on various aspects of our business and manages our day-to-day operations, subject to the supervision of our board of directors. For its management services, the Manager was entitled to a base management fee of 1.5% per annum of our gross equity. Gross equity is generally defined as the equity invested by Drive Shack (including cash contributed to us) as of the completion of the spin-off from Drive Shack, plus the aggregate offering price from stock offerings, plus certain capital contributions to subsidiaries, less capital distributions (calculated without regard to depreciation and amortization) and repurchases of common stock, calculated and payable monthly in arrears in cash. During the years ended December 31, 2018, 2017 and 2016, we incurred management fees of $14.8 million, $15.3 million and $15.4 million, respectively, under the Management Agreement, which is included in “Management fees and incentive compensation to affiliate” in our Consolidated Statements of Operations. As of December 31, 2018 and 2017, we had a payable for management fees of $3.7 million and $1.3 million, respectively, which is included in “Due to affiliates” in our Consolidated Balance Sheets.

On November 19, 2018, we entered into definitive agreements with the Manager to internalize our management, effective December 31, 2018. In connection with the Internalization, we also entered into a Transition Services Agreement with the Manager to continue to provide certain services for a transition period. In connection with the termination of the Management Agreement, we (i) made a one-time cash payment of $10.0 million to the Manager in January 2019, and (ii) issued to the Manager 400,000 shares of our newly created Redeemable Preferred Stock with an aggregate fair value of $40.0 million. As of December 31, 2018, we had a payable to the Manager for the termination fee of $10.0 million, which is included in “Due to affiliates” in our Consolidated Balance Sheets.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

Management fees discussed herein are through the end of the year ended December 31, 2018. The Manager was entitled to receive, on a quarterly basis, incentive compensation on a cumulative, but not compounding basis, in an amount equal to the product of (A) 25% of the dollar amount by which (1)(a) funds from operations (as defined in the Management Agreement) before the incentive compensation per share of common stock, plus (b) gains (or losses) from sales of property per share of common stock, plus (c) internal and third party acquisition-related expenses, plus (d) unconsummated transaction expenses, and plus (e) other non-routine items (as defined in the Management Agreement), exceed (2) an amount equal to (a) the weighted average value per share of the equity invested by Drive Shack in the assets of New Senior (including cash contributed to us) as of the completion of the spin-off and the price per share of our common stock in any offerings by us (adjusted for prior capital dividends or capital distributions, which shall be calculated without regard to depreciation and amortization and repurchases of common stock) multiplied by (b) a simple interest rate of 10% per annum, multiplied by (B) the weighted average number of shares of common stock outstanding. The Manager earned no incentive compensation for the year ended December 31, 2018. During the years ended December 31, 2017 and 2016, the Manager earned incentive compensation of $2.9 million and $2.7 million, respectively, which is included in “Management fees and incentive compensation to affiliate” in our Consolidated Statements of Operations. We did not have a payable for incentive compensation for the years ended December 31, 2018 and 2017. As of December 31, 2016, we had a payable for incentive compensation of $2.1 million, which is included in “Due to affiliates” in our Consolidated Balance Sheets. The Manager was also entitled to receive, upon the successful completion of an equity offering, options with respect to 10% of the number of shares sold in the offering with an exercise price equal to the price paid by the purchaser in the offering.

Because the Manager’s employees performed certain legal, accounting, due diligence, asset management and other services that outside professionals or outside consultants otherwise would perform, the Manager was paid or reimbursed, pursuant to the Management Agreement, for the cost of performing such tasks, provided that such costs and reimbursements were no greater than those which would be paid to outside professionals or consultants on an arm’s-length basis. We were also required to pay all operating expenses, except those specifically required to be borne by the Manager under the Management Agreement. We were required to pay expenses that include, but are not limited to, issuance and transaction costs incidental to the sourcing, evaluation, acquisition, management, disposition, and financing of our investments, legal, underwriting, sourcing, asset management and accounting and auditing fees and expenses, the compensation and expenses of independent directors, the costs associated with the establishment and maintenance of any credit facilities and other indebtedness (including commitment fees, legal fees, closing costs, etc.), expenses associated with other securities offerings, the costs of printing and mailing proxies and reports to our stockholders, costs incurred by employees or agents of the Manager for travel on our behalf, costs associated with any computer software or hardware that is used by us, costs to obtain liability insurance to indemnify directors and officers and the compensation and expenses of our transfer agent.

The following table summarizes our reimbursement to the Manager for costs incurred for tasks and other services performed by the Manager under the Management Agreement:

	Year Ended December 31,
	2018	2017	2016
Included in:
General and administrative expense	$6,320	$7,570	$8,158
Acquisition, transaction and integration expense	1,172	1,697	1,610
Total reimbursements to the Manager	$7,492	$9,267	$9,768

As of December 31, 2018 and 2017, we had a payable for Manager reimbursements of $2.2 million and $1.3 million, respectively, which is included in “Due to affiliates” in our Consolidated Balance Sheets.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

Property Management Agreements

Within our Managed Properties segments we are party to Property Management Agreements with Blue Harbor, an affiliate of Fortress, and Holiday, a portfolio company that is majority owned by a private equity fund managed by an affiliate of Fortress, to manage most of our senior housing properties. Pursuant to these Property Management Agreements, we pay monthly property management fees. For AL/MC properties managed by Blue Harbor and Holiday, we pay management fees equal to 6% of effective gross income for the first two years and 7% thereafter. For IL properties managed by Blue Harbor and Holiday, we generally pay management fees equal to 5% of effective gross income. For certain property management agreements, we may also pay an incentive fee based on operating performance of the properties. No incentive fees were incurred during the years ended December 31, 2018, 2017 and 2016. Property management fees are included in “Property operating expense” in our Consolidated Statements of Operations. Other amounts paid to affiliated managers that are included in property operating expense are payroll expense and travel reimbursement costs. The payroll expense is structured as a reimbursement to the Property Manager, who is the employer of record.

The following table summarizes property management fees and reimbursements paid to Property Managers affiliated with Fortress:

	Year Ended December 31,
	2018	2017	2016
Property management fees	$20,691	$18,296	$19,724
Travel reimbursement costs	225	304	366
Property-level payroll expenses	101,443	92,167	104,180

As of December 31, 2018 and 2017, we had payables for property management fees of $2.1 million and $1.4 million, respectively, and property-level payroll expenses of $8.2 million and $5.6 million, respectively, which are included in “Due to affiliates” in our Consolidated Balance Sheets. The Property Management Agreements with affiliated managers have initial terms of 5 or 10 years and provide for automatic one-year extensions after the initial term, subject to termination rights.

In October 2016, we sold two properties and, pursuant to the Property Management Agreement, paid an early termination fee of $1.8 million to Blue Harbor. See Note 4 for further information.

Triple Net Lease Agreements

On May 9, 2018, we entered into a lease termination agreement to terminate our triple net leases with affiliates of Holiday. The Lease Termination was effective May 14, 2018. We received total consideration of $115.6 million, including a $70.0 million termination payment and retention of $45.6 million in security deposits held by us. Prior to the Lease Termination, we received monthly rent payments in accordance with the lease terms. Such payments amounted to $28.5 million, $74.2 million and $71.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

12. INCOME TAXES
New Senior is organized and conducts its operations to qualify as a REIT under the requirements of the Code. However, certain of our activities are conducted through our TRS and therefore are subject to federal and state income taxes at regular corporate tax rates.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

The following table presents the provision (benefit) for income taxes:

	Year Ended December 31,
	2018	2017	2016
Current
Federal	$(42)	$(10)	$16
State and local	360	337	326
Total current provision	318	327	342
Deferred
Federal	4,490	3,376	89
State and local	986	(191)	8
Total deferred provision	5,476	3,185	97
Total provision (benefit) for income taxes	$5,794	$3,512	$439

Generally, our effective tax rate differs from the federal statutory rate as a result of state and local taxes and non-taxable REIT income. The table below provides a reconciliation of our provision for income taxes, based on the statutory rate of 21%, to the effective tax rate.

	Year Ended December 31,
	2018	2017	2016
Statutory U.S. federal income tax rate	21.00%	35.00%	35.00%
Non-taxable REIT (loss)	(20.99)%	(32.19)%	(35.16)%
State and local taxes	(0.86)%	0.61%	(0.39)%
Change in federal tax rate	—%	18.87%	—%
Valuation allowance	(2.94)%	—%	—%
Other	—%	0.06%	(0.06)%
Effective income tax rate	(3.79)%	22.35%	(0.61)%

The tax effects of temporary differences that give rise to significant portions of our deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2018	2017
Deferred tax assets:
Prepaid fees and rent	$770	$790
Net operating loss	4,225	4,050
Deferred rent	272	949
Tax credits	—	42
Other	122	99
Total deferred tax assets	5,389	5,930
Less valuation allowance	5,354	—
Net deferred tax assets	35	5,930
Deferred tax liabilities:
Depreciation and amortization	35	455
Total deferred tax liabilities	35	455
Total net deferred tax assets	$—	$5,475

Net deferred tax assets are included within “Receivables and other assets, net” in our Consolidated Balance Sheets.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

As of December 31, 2018, our TRS had a loss carryforward of approximately $16.8 million for federal and state income tax purposes, which will expire at the end of 2034. The net operating loss carryforward can generally be used to offset future taxable income, if and when it arises.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act includes a number of significant changes to existing U.S. corporate income tax laws, most notably a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent, effective January 1, 2018. We measure deferred tax assets using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. Accordingly, our deferred tax assets were remeasured to reflect the reduction in the U.S. corporate income tax rate, resulting in a non-recurring $3.0 million increase in income tax expense for the year ended December 31, 2017 and a corresponding decrease of the same amount in our deferred tax assets as of December 31, 2017.

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income by the TRS during the periods in which temporary differences become deductible and before the net operating loss carryforward expires. We have recorded a valuation allowance of $5.4 million against our net deferred tax assets as of December 31, 2018 as management believes that it is more likely than not that our net deferred tax assets will not be realized. However, the amount of the deferred tax asset considered realizable could be adjusted if (i) estimates of future taxable income during the carryforward period are reduced or increased or (ii) objective negative evidence in the form of cumulative losses is no longer present.

New Senior and our TRS file income tax returns with the U.S. federal government and various state and local jurisdictions. Generally, we are no longer subject to tax examinations by tax authorities for tax years ended prior to December 31, 2015. The examination of our TRS federal income tax return for the year ended December 31, 2013 was completed and is no longer subject to examination. The conclusion of the examination resulted in a minimal reduction to the TRS’s net operating loss carryforward. We have assessed our tax positions for all open years and concluded that there are no material uncertainties to be recognized. As of December 31, 2018, we do not believe that there will be a significant change to uncertain tax positions during the next 12 months.

13. REDEEMABLE PREFERRED STOCK, EQUITY AND EARNINGS PER SHARE
Redeemable Preferred Stock

On December 31, 2018, we issued 400,000 shares of our Redeemable Preferred Stock to the Manager as consideration for the termination of the Management Agreement. The Redeemable Preferred Stock are non-voting and have a $100 liquidation preference. Holders of the Redeemable Preferred Stock are entitled to cumulative cash dividends at a rate per annum of 6.00% on the liquidation preference amount plus all accumulated and unpaid dividends.

In the event of any voluntary or involuntary liquidation, dissolution or winding up, the holders of shares of the Redeemable Preferred Stock will receive out of the assets of the Company legally available for distribution to its stockholders before any payment is made to the holders of any series of preferred stock ranking junior to the Redeemable Preferred Stock or to any holder of the Company’s common stock but subject to the rights of any class or series of securities ranking senior to or on parity with the Redeemable Preferred Stock, a payment per share equal to the liquidation preference plus any accumulated and unpaid dividends.

We may redeem, at any time, all but not less than all of the shares of Redeemable Preferred Stock for cash at a price equal to the liquidation preference amount of the Redeemable Preferred Stock plus all accumulated and unpaid dividends thereon (the “Redemption Price”). On or after December 31, 2020, the holders of a majority of the then outstanding shares of Redeemable Preferred Stock will have the right to require us to redeem up to 50% of the outstanding shares of Redeemable Preferred Stock, and on or after December 31, 2021, the holders of a majority of the then outstanding shares of Redeemable Preferred Stock will have the right to require us to redeem all or any portion of the outstanding shares of Redeemable Preferred Stock, in each case, for cash at the Redemption Price. Upon the occurrence of a Change of Control (as defined in the certificate of designation governing the Redeemable Preferred Stock), the Redeemable Preferred Stock is required to be redeemed in whole at the Redemption Price. Due to the ability of the holders to require us to redeem the outstanding shares, the Redeemable Preferred Stock is excluded from Equity and reflected in our consolidated Balance Sheets at its initial fair value of $40.0 million.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

Equity and Dividends

During the years ended December 31, 2018, 2017 and 2016, we declared dividends per common share of $0.78, $1.04 and $1.04, respectively.

As of December 31, 2018, approximately 1.3 million shares of our common stock were held by Fortress, through its affiliates, and its principals.

Option Plan

Our board of directors has adopted as of January 1, 2019 an Amended and Restated Nonqualified Stock Option and Incentive Award Plan (the “Plan”) providing for the grant of equity-based awards, including restricted stock, stock options, stock appreciation rights, performance awards and other equity-based and non-equity based awards, in each case to our directors, officers, employees, service providers, consultants and advisors. We have reserved 27,922,570 shares of our common stock for issuance under the Plan.

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

2018 Activity

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

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

Our outstanding options are summarized as follows:

	Options Outstanding at December 31, 2017	2018 Activity			Options Outstanding at December 31, 2018
		Expired	Reverted to Manager	Granted/Transferred
Held by the Manager	6,734,742	—	402,282	—	7,137,024
Issued to the Manager and subsequently transferred to certain of the Manager’s employees	402,282	—	(402,282)	—	—
Issued to the independent directors	25,000	—	—	5,000	30,000
Total outstanding options	7,162,024	—	—	5,000	7,167,024

The following table summarizes our outstanding options as of December 31, 2018. The last sale price on the NYSE for our common stock in the year ended December 31, 2018 was $4.12 per share.

Recipient	Date of Grant (A)	Options Outstanding and Exercisable	Weighted Average Exercise Price(B)	Intrinsic Value (millions)
Manager	March 2011	182,527	$4.19	$—
Manager	September 2011	283,305	1.10	0.9
Manager	April 2012	257,660	4.67	—
Manager	May 2012	312,026	5.76	—
Manager	July 2012	346,343	5.72	—
Manager	January 2013	958,331	11.43	—
Manager	February 2013	383,331	13.86	—
Manager	June 2013	670,829	14.90	—
Manager	November 2013	965,847	16.24	—
Manager	August 2014	765,416	17.90	—
Directors	November 2014	20,000	14.22	—
Manager	June 2015	2,011,409	10.76	—
Directors	March 2016	5,000	8.11	—
Directors	March 2018	5,000	7.79	—
Total		7,167,024
Aggregate:
Weighted average exercise price		$11.68
Weighted average remaining life (years)		4.9
Intrinsic value (millions)		$0.9

(A) Options expire on the tenth anniversary from date of grant.
(B) The strike prices are subject to adjustment in connection with return of capital dividends.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016
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

The following table presents the amounts used in computing our basic EPS and diluted EPS:

	Year Ended December 31,
	2018	2017	2016
Numerator
Net (loss) income applicable to common shares	$(159,355)	$12,208	$(72,249)

Denominator
Basic weighted average shares of common stock	82,148,869	82,145,295	82,357,349
Stock options (A)	—	596,027	—
Diluted weighted average shares of common stock	82,148,869	82,741,322	82,357,349

Basic earnings per common share	$(1.94)	$0.15	$(0.88)

Diluted earnings per common share	$(1.94)	$0.15	$(0.88)

(A) During the years ended December 31, 2018 and 2016, 499,957 and 539,783 potentially dilutive shares, respectively, were excluded given our loss position, so basic EPS and diluted EPS were the same for each reporting period.

14. CONCENTRATION OF CREDIT RISK
The following table presents our managed properties and triple net lease properties as a percentage of total real estate investments (based on their carrying amount):

	December 31,
	2018	2017	2016
Holiday - Managed Properties (A)
IL Properties	79.9%	42.4%	40.0%
AL/MC Properties	1.7%	2.0%	6.8%
Holiday - Triple Net Lease Properties (A)	—%	36.8%	32.7%
Blue Harbor
IL Properties	0.7%	0.7%	0.6%
AL/MC Properties	9.1%	9.6%	9.9%
Other	8.6%	8.5%	10.0%

(A) Effective May 14, 2018, we terminated our triple net leases with respect to the properties in the Holiday Portfolio and concurrently entered into property management agreements with Holiday with respect to such properties. These assets are included in the Holiday Managed IL Properties as of December 31, 2018.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

Managed Properties

The following table presents the properties managed by Holiday and Blue Harbor as a percentage of segment real estate investments, net, segment revenue and segment NOI:

	As of and for the year ended December 31,
	2018		2017		2016
	Holiday	Blue Harbor	Holiday	Blue Harbor	Holiday	Blue Harbor
Segment real estate investments, net
IL Properties	81.8%	0.8%	69.7%	1.2%	66.9%	1.1%
AL/MC Properties	1.8%	9.3%	3.4%	15.7%	11.3%	16.4%
Segment revenue
IL Properties	65.1%	1.9%	48.9%	2.1%	47.0%	2.0%
AL/MC Properties	4.0%	20.9%	14.8%	26.2%	18.9%	27.6%
Segment NOI
IL Properties	79.1%	1.2%	64.2%	1.2%	60.7%	1.3%
AL/MC Properties	1.9%	14.5%	9.2%	20.7%	11.6%	22.9%
Effective May 14, 2018, we terminated our triple net leases with respect to the properties in the Holiday Portfolio and concurrently entered into property management agreements with Holiday with respect to such properties. The real estate investments, net, revenue and NOI for such properties following the Lease Termination have been included in the Managed IL Properties segment above. This resulted in a significant increase in the segment real estate investments, net, revenue and NOI of the Managed IL Properties.
Because Holiday and Blue Harbor manage, but do not lease our properties in the Managed Properties segments, we are not directly exposed to their credit risk in the same manner or to the same extent as that of our triple net lease tenants. However, we rely on Holiday and Blue Harbor’s personnel, expertise, accounting resources and information systems, proprietary information, good faith and judgment to manage our properties efficiently and effectively. We also rely on Holiday and Blue Harbor to otherwise operate our properties in compliance with the terms of the Property Management Agreements, although we have various rights as the property owner to terminate and exercise remedies under the Property Management Agreements. Holiday’s and Blue Harbor’s inability or unwillingness to satisfy their obligations under those agreements, to efficiently and effectively manage our properties, or to provide timely and accurate accounting information could have a material adverse effect on us. Additionally, significant changes in Holiday’s and Blue Harbor’s senior management or adverse developments in their business and affairs or financial condition could have a material adverse effect on us.

Triple Net Lease Properties
The following table presents rental revenue in our triple net lease agreements with the tenant for the Holiday Portfolios as a percentage of our total revenue and total NOI:

	Year Ended December 31,
	2018	2017	2016
Total revenue	7.4%	19.9%	18.9%
Total NOI	18.7%	40.7%	38.9%
Effective May 14, 2018, we terminated our triple net leases with respect to the properties in the Holiday Portfolio and concurrently entered into property management agreements with Holiday with respect to such properties. The revenue and NOI for such properties following the Lease Termination has been excluded from the Triple Net Lease Properties segment above. This resulted in a significant decrease in total revenue and NOI attributable to the Holiday Portfolios.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

Prior to the Lease Termination, pursuant to the triple net lease arrangements, the tenants were contractually obligated to pay for all property-related expenses, including maintenance, utilities, taxes, insurance, repairs, capital improvements and the payroll expense of property-level employees. If any tenant defaulted under the lease, material adverse effects would have included loss in revenues and funding of certain property related costs. In addition, each of the leases required the tenant to comply with the terms of mortgage financing documents, if any, affecting the properties and had guaranty and cross default provisions tied to other leases with the same tenant. As a result of the Lease Termination, we are no longer exposed to the concentration of credit risk from Holiday.

15. FUTURE MINIMUM RENTS
The following table sets forth future contracted minimum rents from the tenant within the Triple Net Lease Properties segment, excluding contingent payment escalations, as of December 31, 2018:

Years Ending December 31
2019	$5,746
2020	5,904
2021	6,066
2022	6,233
2023	6,405
Thereafter	45,469
Total future minimum rents	$75,823

16. COMMITMENTS AND CONTINGENCIES
As of December 31, 2018, management believes there are no material contingencies that would affect our results of operations, cash flows or financial position.

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
December 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

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

Environmental Costs

As a commercial real estate owner, we are subject to potential environmental costs. As of December 31, 2018, management is not aware of any environmental concerns that would have a material adverse effect on our financial position or results of operations.

Capital Improvement, Repair and Lease Commitments

We have agreed to make $1.0 million available for capital improvements during the 15 year lease period to the triple net lease property under Watermark, none of which has been funded as of December 31, 2018. Upon funding these capital improvements, we will be entitled to a rent increase.

Leases

In November 2018, we entered into an agreement to lease our corporate office space located in New York, New York. Our office lease is classified as an operating lease in accordance with ASC Topic 840 "Leases". The lease requires fixed monthly rent payments and does not have any renewal option and expires on June 30, 2024. Rent expense during the year ended December 31, 2018 was immaterial.

As of December 31, 2018, our future minimum lease obligations (excluding expense escalations) under our operating leases, including our office lease disclosed above are as follows:

Years Ending December 31
2019	$655
2020	576
2021	535
2022	488
2023	466
Thereafter	545
Total	$3,265

17. SUBSEQUENT EVENTS
These consolidated financial statements include a discussion of material events, if any, which have occurred subsequent to December 31, 2018 (referred to as subsequent events) through the issuance of the consolidated financial statements.

In January 2019, we granted 800,381 shares of restricted stock and 2,999,900 options, with a total award value of $4.8 million to officers and employees as transition awards in connection with the Internalization. The awards will vest based on service conditions and compensation expense equal to the award value will be recognized over the vesting period.

On February 19, 2019, our board of directors declared a cash dividend on our common stock of $0.13 per common share for the quarter ended December 31, 2018. The dividend is payable on March 22, 2019 to shareholders of record on March 8, 2019.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016
(dollars in tables in thousands, except share data)

18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarter Ended				Year Ended December 31
	March 31	June 30	September 30	December 31
2018
Revenue	$99,218	$108,852	$117,760	$118,468	$444,298
Net operating income	47,119	45,342	40,694	43,358	176,513
Termination fee to affiliate	—	—	—	50,000	50,000
(Loss) income before income taxes	(13,301)	(38,930)	(20,195)	(81,135)	(153,561)
Income tax expense (benefit)	48	151	104	5,491	5,794
Net (loss) income	$(13,349)	$(39,081)	$(20,299)	$(86,626)	$(159,355)

Net (loss) income per share of common stock
Basic	$(0.16)	$(0.48)	$(0.25)	$(1.05)	$(1.94)
Diluted	$(0.16)	$(0.48)	$(0.25)	$(1.05)	$(1.94)
Weighted average number of shares of common stock outstanding
Basic	82,148,869	82,148,869	82,148,869	82,148,869	82,148,869
Diluted	82,148,869	82,148,869	82,148,869	82,148,869	82,148,869

2017
Revenue	$114,973	$114,286	$112,955	$106,916	$449,130
Net operating income	55,389	55,618	54,346	53,732	219,085
(Loss) income before income taxes	(9,689)	3,268	(14,619)	36,760	15,720
Income tax expense (benefit)	206	147	(80)	3,239	3,512
Net (loss) income	$(9,895)	$3,121	$(14,539)	$33,521	$12,208

Net (loss) income per share of common stock
Basic and diluted	$(0.12)	$0.04	$(0.18)	$0.41	$0.15
Weighted average number of shares of common stock outstanding
Basic	82,140,750	82,142,562	82,148,869	82,148,869	82,145,295
Diluted	82,140,750	82,778,761	82,148,869	82,632,232	82,741,322

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2018
(dollars in thousands)

		Location			Initial Cost to the Company				Gross Amount Carried at Close of Period
Property Name	Type	City	State	Encumbrances	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Total (A)	Accumulated Depreciation	Net Book Value	Year Constructed / Renovated	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Managed Properties
Andover Place	IL	Little Rock	AR	$13,995	$629	$14,664	$783	$414	$629	$14,883	$978	$16,490	$(1,999)	$14,491	1991/NA	2015	3-40 years
Vista de la Montana	IL	Surprise	AZ	12,450	1,131	11,077	635	216	1,131	11,104	824	13,059	(2,129)	10,930	1998/NA	2013	3-40 years
Arcadia Place	IL	Vista	CA	16,575	1,569	14,252	804	502	1,569	14,547	1,011	17,127	(2,132)	14,995	1989/NA	2015	3-40 years
Chateau at Harveston	IL	Temecula	CA	24,539	1,564	27,532	838	267	1,564	27,731	906	30,201	(3,369)	26,832	2008/NA	2015	3-40 years
Golden Oaks	IL	Yucaipa	CA	22,073	772	24,989	867	387	772	25,181	1,062	27,015	(3,334)	23,681	2008/NA	2015	3-40 years
Rancho Village	IL	Palmdale	CA	18,116	323	22,341	882	440	323	22,449	1,214	23,986	(3,141)	20,845	2008/NA	2015	3-40 years
Simi Hills	IL	Simi Valley	CA	26,025	3,209	21,999	730	172	3,209	22,009	892	26,110	(3,593)	22,517	2006/NA	2013	3-40 years
The Remington	IL	Hanford	CA	13,628	1,300	16,003	825	523	1,300	16,164	1,187	18,651	(2,260)	16,391	1997/NA	2015	3-40 years
The Springs of Escondido	IL	Escondido	CA	15,375	670	14,392	721	1,855	670	15,500	1,468	17,638	(2,303)	15,335	1986/NA	2015	3-40 years
The Springs of Napa	IL	Napa	CA	15,408	2,420	11,978	700	374	2,420	12,131	921	15,472	(1,876)	13,596	1996/NA	2015	3-40 years
The Westmont	IL	Santa Clara	CA	25,725	—	18,049	754	715	—	18,104	1414	19,518	(3,201)	16,317	1991/NA	2013	3-40 years
Courtyard at Lakewood	IL	Lakewood	CO	13,875	1,327	14,198	350	350	1,327	14,264	634	16,225	(2,285)	13,940	1992/NA	2013	3-40 years
Greeley Place	IL	Greeley	CO	9,000	237	13,859	596	209	237	13,891	773	14,901	(2,402)	12,499	1986/NA	2013	3-40 years
Parkwood Estates	IL	Fort Collins	CO	12,787	638	18,055	627	178	638	18,122	738	19,498	(2,963)	16,535	1987/NA	2013	3-40 years
Pueblo Regent	IL	Pueblo	CO	9,225	446	13,800	377	211	446	13,945	443	14,834	(2,141)	12,693	1985/NA	2013	3-40 years
Quincy Place	IL	Denver	CO	16,435	1,180	18,200	825	676	1,180	18,601	1,100	20,881	(2,442)	18,439	1996/NA	2015	3-40 years
Lodge at Cold Spring	IL	Rocky Hill	CT	14,039	—	25,807	605	275	—	25,838	849	26,687	(3,954)	22,733	1998/NA	2013	3-40 years
Village Gate	IL	Farmington	CT	23,700	3,591	23,254	268	533	3,591	23,289	766	27,646	(3,305)	24,341	1989/NA	2013	3-40 years
Augustine Landing	IL	Jacksonville	FL	19,076	680	19,635	770	285	680	19,789	901	21,370	(2,412)	18,958	1999/NA	2015	3-40 years
Cherry Laurel	IL	Tallahassee	FL	12,750	1,100	20,457	668	506	1,100	20,525	1106	22,731	(3,419)	19,312	2001/NA	2013	3-40 years
Desoto Beach Club	IL	Sarasota	FL	17,925	668	23,944	668	338	668	23,962	988	25,618	(3,823)	21,795	2005/NA	2013	3-40 years
Marion Woods	IL	Ocala	FL	19,936	540	20,048	882	812	540	20,502	1,240	22,282	(2,825)	19,457	2003/NA	2015	3-40 years
Regency Residence	IL	Port Richey	FL	15,075	1,100	14,088	771	421	1,100	14,113	1167	16,380	(2,635)	13,745	1987/NA	2013	3-40 years
Sterling Court	IL	Deltona	FL	9,092	1,095	13,960	954	533	1,095	14,347	1,100	16,542	(2,414)	14,128	2008/NA	2015	3-40 years
University Pines	IL	Pensacola	FL	21,057	1,080	19,150	777	583	1,080	19,628	882	21,590	(2,382)	19,208	1996/NA	2015	3-40 years
Venetian Gardens	IL	Venice	FL	16,082	865	21,173	860	428	865	21,315	1,146	23,326	(3,078)	20,248	2007/NA	2015	3-40 years
Windward Palms	IL	Boynton Beach	FL	16,315	1,564	20,097	867	892	1,564	20,790	1,066	23,420	(3,045)	20,375	2007/NA	2015	3-40 years
Pinegate	IL	Macon	GA	12,902	540	12,290	811	307	540	12,438	970	13,948	(1,844)	12,104	2001/NA	2015	3-40 years
Kalama Heights	IL	Kihei	HI	22,896	3,360	27,212	846	597	3,360	27,471	1,184	32,015	(3,457)	28,558	2000/NA	2015	3-40 years
Illahee Hills	IL	Urbandale	IA	10,464	694	11,980	476	282	694	12,003	735	13,432	(2,095)	11,337	1995/NA	2013	3-40 years
Palmer Hills	IL	Bettendorf	IA	10,367	1,488	10,878	466	405	1,488	10,899	850	13,237	(1,938)	11,299	1990/NA	2013	3-40 years
Blair House	IL	Normal	IL	11,914	329	14,498	627	161	329	14,516	770	15,615	(2,541)	13,074	1989/NA	2013	3-40 years
Redbud Hills	IL	Bloomington	IN	16,500	2,140	17,839	797	299	2,140	17,998	937	21,075	(2,314)	18,761	1998/NA	2015	3-40 years
Grasslands Estates	IL	Wichita	KS	13,237	504	17,888	802	176	504	17,904	962	19,370	(3,150)	16,220	2001/NA	2013	3-40 years

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2018
(dollars in thousands)

		Location			Initial Cost to the Company				Gross Amount Carried at Close of Period
Property Name	Type	City	State	Encumbrances	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Total (A)	Accumulated Depreciation	Net Book Value	Year Constructed / Renovated	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Greenwood Terrace	IL	Lenexa	KS	19,643	950	21,883	811	1,032	950	22,092	1,634	24,676	(3,104)	21,572	2003/NA	2015	3-40 years
Thornton Place	IL	Topeka	KS	11,111	327	14,415	734	168	327	14,439	878	15,644	(2,673)	12,971	1998/NA	2013	3-40 years
Jackson Oaks	IL	Paducah	KY	6,450	267	19,195	864	211	267	19,289	981	20,537	(3,369)	17,168	2004/NA	2013	3-40 years
Summerfield Estates	IL	Shreveport	LA	—	525	5,584	175	302	525	5,631	430	6,586	(949)	5,637	1988/NA	2013	3-40 years
Waterview Court	IL	Shreveport	LA	6,340	1,267	4,070	376	1561	1,267	5,124	883	7,274	(1,306)	5,968	1999/NA	2015	3-40 years
Bluebird Estates	IL	East Longmeadow	MA	21,442	5,745	24,591	954	228	5,745	24,724	1,049	31,518	(3,608)	27,910	2008/NA	2015	3-40 years
Quail Run Estates	IL	Agawam	MA	18,799	1,410	21,330	853	663	1,410	21,634	1212	24,256	(3,097)	21,159	1996/NA	2015	3-40 years
Blue Water Lodge	IL	Fort Gratiot	MI	16,400	62	16,034	833	126	62	16,051	942	17,055	(2,963)	14,092	2001/NA	2013	3-40 years
Genesee Gardens	IL	Flint Township	MI	15,900	420	17,080	825	526	420	17,402	1029	18,851	(2,285)	16,566	2001/NA	2015	3-40 years
Briarcrest Estates	IL	Ballwin	MO	11,287	1,255	16,509	525	329	1,255	16,596	767	18,618	(2,688)	15,930	1990/NA	2013	3-40 years
Country Squire	IL	St. Joseph	MO	12,467	864	16,353	627	288	864	16,370	898	18,132	(2,808)	15,324	1990/NA	2013	3-40 years
Orchid Terrace	IL	St. Louis	MO	23,929	1061	26,636	833	81	1061	26,643	907	28,611	(4257)	24,354	2006/NA	2013	3-40 years
Chateau Ridgeland	IL	Ridgeland	MS	7,492	967	7,277	535	272	967	7,342	742	9,051	(1,552)	7,499	1986/NA	2013	3-40 years
Aspen View	IL	Billings	MT	14,110	930	22,611	881	714	930	23,292	914	25,136	(2,904)	22,232	1996/NA	2015	3-40 years
Grizzly Peak	IL	Missoula	MT	16,717	309	16,447	658	156	309	16,465	796	17,570	(2793)	14,777	1997/NA	2013	3-40 years
Cedar Ridge	IL	Burlington	NC	15,637	1,030	20,330	832	313	1,030	20,520	955	22,505	(2,464)	20,041	2006/NA	2015	3-40 years
Crescent Heights	IL	Concord	NC	20,665	1960	21,290	867	287	1960	21,419	1025	24,404	(3,125)	21,279	2008/NA	2015	3-40 years
Durham Regent	IL	Durham	NC	16,425	1061	24,149	605	304	1061	24,308	750	26,119	(3,730)	22,389	1989/NA	2013	3-40 years
Forsyth Court	IL	Winston Salem	NC	13,048	1428	13,286	499	1420	1428	14,296	909	16,633	(2,172)	14,461	1989/NA	2015	3-40 years
Jordan Oaks	IL	Cary	NC	19,950	2,103	20,847	774	362	2,103	20,860	1,123	24,086	(3,539)	20,547	2003/NA	2013	3-40 years
Lodge at Wake Forest	IL	Wake Forest	NC	22,155	1209	22,571	867	329	1209	22,699	1068	24,976	(3120)	21,856	2008/NA	2015	3-40 years
Shads Landing	IL	Charlotte	NC	21,364	1,939	21,988	846	244	1,939	22,119	959	25,017	(3,264)	21,753	2008/NA	2015	3-40 years
Woods at Holly Tree	IL	Wilmington	NC	27,382	3310	24,934	811	145	3310	25,108	782	29,200	(3,134)	26,066	2001/NA	2015	3-40 years
Rolling Hills Ranch	IL	Omaha	NE	14,053	1,022	16,251	846	246	1,022	16,400	943	18,365	(2,512)	15,853	2007/NA	2015	3-40 years
Maple Suites	IL	Dover	NH	24,471	1,084	30,943	838	345	1,084	31,142	984	33,210	(4,282)	28,928	2007/NA	2015	3-40 years
Montara Meadows	IL	Las Vegas	NV	11,670	1840	11,654	1206	1747	1840	12,439	2,168	16,447	(2,662)	13,785	1986/NA	2015	3-40 years
Sky Peaks	IL	Reno	NV	18,900	1,061	19,793	605	217	1,061	19,795	820	21,676	(3,243)	18,433	2002/NA	2013	3-40 years
Fleming Point	IL	Greece	NY	19,875	699	20,644	668	258	699	20,651	919	22,269	(3,367)	18,902	2004/NA	2013	3-40 years
Manor at Woodside	IL	Poughkeepsie	NY	16,859	—	12,130	670	937	—	12,749	988	13,737	(2,933)	10,804	2001/NA	2013	3-40 years
Maple Downs	IL	Fayetteville	NY	20,850	782	25,656	668	244	782	25,691	877	27,350	(3,990)	23,360	2003/NA	2013	3-40 years
Alexis Gardens	IL	Toledo	OH	17,384	450	18,412	811	371	450	18,591	1003	20,044	(2411)	17,633	2002/NA	2015	3-40 years
Copley Place	IL	Copley	OH	15,048	553	19,125	867	241	553	19,281	952	20,786	(2,766)	18,020	2008/NA	2015	3-40 years
Lionwood	IL	Oklahoma City	OK	4,447	744	5,180	383	661	744	5,683	541	6,968	(1,145)	5,823	2000/NA	2015	3-40 years
Fountains at Hidden Lakes	IL	Salem	OR	9,750	903	6,568	—	28	903	6,584	12	7,499	(922)	6,577	1990/NA	2013	3-40 years

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2018
(dollars in thousands)

		Location			Initial Cost to the Company				Gross Amount Carried at Close of Period
Property Name	Type	City	State	Encumbrances	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Total (A)	Accumulated Depreciation	Net Book Value	Year Constructed / Renovated	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Hidden Lakes	IL	Salem	OR	17,325	1,389	16,639	893	252	1,389	16,725	1,059	19,173	(3,072)	16,101	1990/NA	2013	3-40 years
Parkrose Chateau	IL	Portland	OR	12,569	2,742	17,472	749	633	2,742	17,907	947	21,596	(2,344)	19,252	1991/NA	2015	3-40 years
Rock Creek	IL	Hillsboro	OR	16,427	1,617	11,783	486	149	1,617	11,796	622	14,035	(2,026)	12,009	1996/NA	2013	3-40 years
Sheldon Oaks	IL	Eugene	OR	14,325	1,577	17,380	675	161	1,577	17,423	793	19,793	(2,959)	16,834	1995/NA	2013	3-40 years
Stone Lodge	IL	Bend	OR	19,675	1,200	25,753	790	480	1,200	26,014	1,009	28,223	(2,972)	25,251	1999/NA	2015	3-40 years
Stoneybrook Lodge	IL	Corvallis	OR	25,875	1,543	18,119	843	177	1,543	18,142	997	20,682	(3,222)	17,460	1999/NA	2013	3-40 years
The Regent	IL	Corvallis	OR	11,325	1,111	7,720	228	283	1,111	7,781	450	9,342	(1,251)	8,091	1983/NA	2013	3-40 years
Essex House	IL	Lemoyne	PA	16,050	936	25,585	668	248	936	25,609	892	27,437	(3,976)	23,461	2002/NA	2013	3-40 years
Manor at Oakridge	IL	Harrisburg	PA	15,150	992	24,379	764	105	992	24,392	856	26,240	(3,885)	22,355	2000/NA	2013	3-40 years
Niagara Village	IL	Erie	PA	12,845	750	16,544	790	629	750	16,947	1,016	18,713	(2,273)	16,440	1999/NA	2015	3-40 years
Walnut Woods	IL	Boyertown	PA	15,600	308	18,058	496	189	308	18,078	665	19,051	(2,820)	16,231	1997/NA	2013	3-40 years
Indigo Pines	IL	Hilton Head	SC	15,334	2,850	15,970	832	1,348	2,850	16,370	1,780	21,000	(2,524)	18,476	1999/NA	2015	3-40 years
Holiday Hills Estates	IL	Rapid City	SD	12,063	430	22,209	790	462	430	22,512	949	23,891	(2,620)	21,271	1999/NA	2015	3-40 years
Echo Ridge	IL	Knoxville	TN	20,910	1,522	21,469	770	319	1,522	21,627	931	24,080	(2,693)	21,387	1997/NA	2015	3-40 years
Uffelman Estates	IL	Clarksville	TN	9,600	625	10,521	298	200	625	10,557	462	11,644	(1,675)	9,969	1993/NA	2013	3-40 years
Arlington Plaza	IL	Arlington	TX	7,135	319	9,821	391	168	319	9,863	517	10,699	(1,708)	8,991	1987/NA	2013	3-40 years
Cypress Woods	IL	Kingwood	TX	17,281	1,376	19,815	860	398	1,376	20,018	1,055	22,449	(2,917)	19,532	2008/NA	2015	3-40 years
Dogwood Estates	IL	Denton	TX	15,779	1,002	18,525	714	143	1,002	18,577	805	20,384	(3,142)	17,242	2005/NA	2013	3-40 years
Madison Estates	IL	San Antonio	TX	9,262	1,528	14,850	268	662	1,528	14,917	863	17,308	(2,257)	15,051	1984/NA	2013	3-40 years
Pinewood Hills	IL	Flower Mound	TX	15,000	2,073	17,552	704	106	2,073	17,561	801	20,435	(3,012)	17,423	2007/NA	2013	3-40 years
The Bentley	IL	Dallas	TX	13,725	2,351	12,270	526	330	2,351	12,413	713	15,477	(2,146)	13,331	1996/NA	2013	3-40 years
The El Dorado	IL	Richardson	TX	7,350	1,316	12,220	710	224	1,316	12,233	921	14,470	(2,353)	12,117	1996/NA	2013	3-40 years
Ventura Place	IL	Lubbock	TX	14,100	1,018	18,034	946	466	1,018	18,086	1,360	20,464	(3,402)	17,062	1997/NA	2013	3-40 years
Whiterock Court	IL	Dallas	TX	10,239	2,837	12,205	446	343	2,837	12,265	729	15,831	(2,098)	13,733	2001/NA	2013	3-40 years
Chateau Brickyard	IL	Salt Lake City	UT	6,408	700	3,297	15	1,557	700	4,487	382	5,569	(1,226)	4,343	1984/2007	2012	3-40 years
Olympus Ranch	IL	Murray	UT	18,340	1,407	20,515	846	478	1,407	20,877	962	23,246	(2,792)	20,454	2008/NA	2015	3-40 years
Pioneer Valley Lodge	IL	North Logan	UT	5,908	1,049	17,920	740	161	1,049	17,963	858	19,870	(3,130)	16,740	2001/NA	2013	3-40 years
Colonial Harbor	IL	Yorktown	VA	16,389	2,211	19,523	689	411	2,211	19,546	1,077	22,834	(3,292)	19,542	2005/NA	2013	3-40 years
Elm Park Estates	IL	Roanoke	VA	13,582	990	15,648	770	441	990	15,828	1,031	17,849	(2,103)	15,746	1991/NA	2015	3-40 years
Heritage Oaks	IL	Richmond	VA	11,214	1,630	9,570	705	973	1,630	10,096	1,152	12,878	(2,648)	10,230	1987/NA	2013	3-40 years
Bridge Park	IL	Seattle	WA	15,427	2,315	18,607	1,135	390	2,315	18,760	1,372	22,447	(2,870)	19,577	2008/NA	2015	3-40 years
Peninsula	IL	Gig Harbor	WA	20,830	2,085	21,983	846	174	2,085	22,091	912	25,088	(2,912)	22,176	2008/NA	2015	3-40 years
Oakwood Hills	IL	Eau Claire	WI	13,275	516	18,872	645	151	516	18,881	787	20,184	(3,118)	17,066	2003/NA	2013	3-40 years
The Jefferson	IL	Middleton	WI	13,394	1,460	15,540	804	361	1,460	15,750	955	18,165	(2,112)	16,053	2005/NA	2015	3-40 years
Managed IL Properties Total				1,560,289	126,065	1,781,720	71,208	44,250	126,065	1,801,474	95,704	2,023,243	(276,888)	1,746,355

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2018
(dollars in thousands)

		Location			Initial Cost to the Company				Gross Amount Carried at Close of Period
Property Name	Type	City	State	Encumbrances	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Total (A)	Accumulated Depreciation	Net Book Value	Year Constructed / Renovated	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Desert Flower	AL/MC	Scottsdale	AZ	7,902	2,295	16,901	101	1,665	2,295	18,036	631	20,962	(3,629)	17,333	1999/2005	2012	3-40 years
Orchard Park	AL/MC	Clovis	CA	6,368	1,126	16,889	45	1,553	1,126	18,099	388	19,613	(3,450)	16,163	1998/2007	2012	3-40 years
Sunshine Villa	AL/MC	Santa Cruz	CA	15,260	2,243	21,082	58	1,024	2,243	21,618	546	24,407	(4,190)	20,217	1990/NA	2012	3-40 years
Barkley Place	AL/MC	Fort Myers	FL	11,063	1,929	9,158	1,040	913	1,929	10,104	1,007	13,040	(2,901)	10,139	1988/NA	2013	3-40 years
Grace Manor	AL/MC	Port Orange	FL	4,109	950	4,482	135	212	950	4,587	242	5,779	(648)	5,131	2011/NA	2015	3-40 years
Royal Palm	AL/MC	Port Charlotte	FL	13,932	2,019	13,696	1,370	2,272	2,019	14,953	2,385	19,357	(4,360)	14,997	1985/NA	2013	3-40 years
Summerfield	AL/MC	Bradenton	FL	12,073	1,367	14,361	1,247	1,753	1,367	14,704	2,657	18,728	(4,239)	14,489	1988/NA	2013	3-40 years
Sunset Lake Village	AL/MC	Venice	FL	9,762	1,073	13,254	838	767	1,073	13,406	1,453	15,932	(3,173)	12,759	1998/NA	2013	3-40 years
Village Place	AL/MC	Port Charlotte	FL	8,121	1,064	8,503	679	1,141	1,064	8,834	1,489	11,387	(2,441)	8,946	1998/NA	2013	3-40 years
Ivy Springs Manor	AL/MC	Buford	GA	13,581	1,230	13,067	270	278	1,230	13,178	437	14,845	(1,631)	13,214	2012/NA	2015	3-40 years
Willow Park	AL/MC	Boise	ID	10,934	1,456	13,548	58	684	1,456	14,033	257	15,746	(2,873)	12,873	1997/2011	2012	3-40 years
Grandview	AL/MC	Peoria	IL	11,165	1,606	12,015	280	449	1,606	12,287	457	14,350	(1,714)	12,636	2014	2014	3-40 years
The Gardens	AL/MC	Ocean Springs	MS	6,005	850	7,034	460	524	850	7,311	707	8,868	(1,540)	7,328	1999/2004/2013	2014	3-40 years
Courtyards at Berne Village	AL/MC	New Bern	NC	14,704	1,657	12,893	1,148	1,346	1,657	13,654	1,733	17,044	(3,696)	13,348	1985/2004	2013	3-40 years
Kirkwood Corners	AL/MC	Lee	NH	2,417	578	1,847	124	433	578	2,049	355	2,982	(570)	2,412	1996	2014	3-40 years
Pine Rock Manor	AL/MC	Warner	NH	7,937	780	8,580	378	469	780	8,854	573	10,207	(1,882)	8,325	1994	2014	3-40 years
Pines of New Market	AL/MC	Newmarket	NH	5,777	629	4,879	353	432	629	5,151	513	6,293	(1,111)	5,182	1999	2014	3-40 years
Sheldon Park	AL/MC	Eugene	OR	11,906	929	20,662	91	1,574	929	21,929	398	23,256	(4,118)	19,138	1998/NA	2012	3-40 years
Glen Riddle	AL/MC	Media	PA	19,417	1,932	16,169	870	1,428	1,932	17,161	1,306	20,399	(3,748)	16,651	1995/NA	2013	3-40 years
Maple Court	AL/MC	Powell	TN	3,612	761	6,482	305	146	761	6,517	416	7,694	(1,136)	6,558	2013	2014	3-40 years
Raintree Terrace	AL/MC	Knoxville	TN	7,214	643	8,643	490	593	643	8,857	869	10,369	(1,985)	8,384	2012	2014	3-40 years
Courtyards at River Park	AL/MC	Fort Worth	TX	20,170	2,140	16,671	672	2,078	2,140	17,852	1,569	21,561	(4,314)	17,247	1986/NA	2012	3-40 years
Legacy at Bear Creek	AL/MC	Keller	TX	5,371	1,770	11,468	810	294	1,770	11,559	1,013	14,342	(1,620)	12,722	2013/NA	2015	3-40 years
Legacy at Georgetown	AL/MC	Georgetown	TX	5,267	3,540	14,653	840	150	3,540	14,713	930	19,183	(1,921)	17,262	2013/NA	2015	3-40 years
Windsor	AL/MC	Dallas	TX	21,089	5,580	31,306	1,250	1,797	5,580	32,294	2,059	39,933	(5,225)	34,708	1972/2009	2014	3-40 years
Canyon Creek	AL/MC	Cottonwood Heights	UT	5,992	1,488	16,308	59	1,195	1,488	17,029	533	19,050	(3,400)	15,650	2001/NA	2012	3-40 years
Golden Living	AL/MC	Taylorsville	UT	7,238	1,111	3,126	39	1,199	1,111	3,784	580	5,475	(1,146)	4,329	1976/1994	2012	3-40 years
Heritage Place	AL/MC	Bountiful	UT	13,563	570	9,558	50	1,415	570	10,515	508	11,593	(2,566)	9,027	1978/2000	2012	3-40 years
Managed AL/MC Properties Total				281,949	43,316	347,235	14,060	27,784	43,316	363,068	26,011	432,395	(75,227)	357,168
Triple Net Lease Properties
Watermark at Logan Square	CCRC	Philadelphia	PA	50,276	8,575	46,031	2,380	990	8,575	46,776	2,625	57,976	(6,253)	51,723	1984/2009	2015	3-40 years
Triple Net Lease Properties Total				50,276	8,575	46,031	2,380	990	8,575	46,776	2,625	57,976	(6,253)	51,723
Corporate Office
Corporate office	N/A	New York	NY	—	—	—	—	155	—	—	155	155	—	155	N/A	2018	3-5 years
Corporate Office Total				—	—	—	—	155	—	—	155	155	—	155
Grand Total				$1,892,514	$177,956	$2,174,986	$87,648	$73,179	$177,956	$2,211,318	$124,495	$2,513,769	$(358,368)	$2,155,401
(A) For United States federal income tax purposes, the initial aggregate cost basis, including furniture, fixtures, and equipment, was approximately $2.53 billion as of December 31, 2018.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2018
(dollars in thousands)

The following table is a rollforward of the gross carrying amount and accumulated depreciation of real estate assets (depreciation is calculated on a straight line basis using the estimated useful lives detailed in Note 2):

	Year Ended December 31,
Gross carrying amount	2018	2017	2016
Beginning of period	$2,511,762	$2,773,179	$2,790,928
Acquisitions	—	—	—
Additions	32,072	20,667	21,285
Sales and/or transfers to assets held for sale	(18,294)	(280,593)	(23,213)
Impairment of real estate held for sale	(8,725)	—	—
Disposals and other	(3,046)	(1,491)	(15,821)
End of period	$2,513,769	$2,511,762	$2,773,179

Accumulated depreciation
Beginning of period	$(275,794)	$(218,968)	(129,788)
Depreciation expense	(87,698)	(91,623)	(92,372)
Sales and/or transfers to assets held for sale	5,124	34,728	3,084
Disposals and other	—	69	108
Balance at end of year	$(358,368)	$(275,794)	$(218,968)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES

a.Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.
b.Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act of 1934, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that:

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2018, the Company’s internal controls over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference to our definitive proxy statement for the 2018 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A Exchange Act, within 120 days after the fiscal year ended December 31, 2018.

ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference to our definitive proxy statement for the 2018 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A Exchange Act, within 120 days after the fiscal year ended December 31, 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference to our definitive proxy statement for the 2018 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A Exchange Act, within 120 days after the fiscal year ended December 31, 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Incorporated by reference to our definitive proxy statement for the 2018 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A Exchange Act, within 120 days after the fiscal year ended December 31, 2018.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated by reference to our definitive proxy statement for the 2018 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A Exchange Act, within 120 days after the fiscal year ended December 31, 2018.

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

	3.1	Amended and Restated Certificate of Incorporation of the Registrant. (incorporated by reference to New Senior’s Report on Form 10-Q, Exhibit 3.1, filed on November 25, 2014).
	3.2	Certificate of Designation for the Series A Preferred Stock (incorporated by reference to New Senior’s Current Report on Form 8-K, Exhibit 3.1, filed on January 3, 2019).
	3.3	Amended and Restated Bylaws of the Registrant. (incorporated by reference to New Senior’s Report on Form 10- Q, Exhibit 3.2, filed on November 25, 2014).
	10.1	Management Agreement between the Registrant and FIG LLC (incorporated by reference to the Registrant's Current Report on Form 8-K, filed November 12, 2014).
10.2
Lease Termination Agreement dated as of May 9, 2018, by and among NCT Master Tenant I LLC and NCT Master Tenant II LLC (as Tenants), Holiday AL Holdings LP (as Guarantor) and the other parties named therein.

10.3
Termination and Cooperation Agreement, dated November 19, 2018, by and between New Senior
Investment Group Inc. and FIG LLC (incorporated by reference to New Senior’s Current Report on Form 8-
K, Exhibit 10.1, filed November 20, 2018).

10.4
Transition Services Agreement, dated December 31, 2018, by and between New Senior Investment Group Inc. and FIG LLC (incorporated by reference to New Senior's Current Report on Form 8-K, Exhibit 10.1, filed January 3, 2019).

	10.5**	Letter Agreement, dated November 16, 2018, by and between New Senior Investment Group Inc. and Susan Givens.
	10.6**	Letter Agreement, dated December 18, 2018, by and between New Senior Investment Group Inc. and David Smith.
	10.7**	Letter Agreement, dated December 18, 2018, by and between New Senior Investment Group Inc. and Bhairav Patel.
10.8**
Form of Indemnification Agreement by and between New Senior Investment Group Inc. and its directors and officers (incorporated by reference to Amendment No. 1 to the Registrant's Registration Statement on Form 10, filed July 29, 2014).

10.9**
Amended and Restated New Senior Investment Group Inc. Nonqualified Stock Option and Incentive Award Plan (incorporated by reference to New Senior's Registration Statement on Form S-8, Exhibit 99.1, filed January 22 2019)

	10.10**	Form of Restricted Stock Award Agreement
	10.11**	Form of Option Award Agreement
10.12
Multifamily Loan and Security Agreement - Seniors Housing, dated as of March 27, 2015, by and between NIC 11 Ashford Court Owner LLC, a Delaware limited liability company, as Borrower (“Borrower”), and Walker & Dunlop, LLC, as Lender (“Lender”) (incorporated by reference to New Senior’s Report on Form 8-K, Exhibit 10.1, filed on May 14, 2015).

10.13
Multifamily Note - Floating Rate, dated March 27, 2015, executed by Borrower in favor of Lender, as defined in Exhibit 10.8 (incorporated by reference to New Senior’s Report on Form 8-K, Exhibit 10.2, filed on May 14, 2015).

10.14
Multifamily Loan and Security Agreement - Seniors Housing dated as of August 12, 2015, by and between SNR 27 Alexis Gardens Owner LLC, a Delaware limited liability company, as Borrower (“Borrower”), and Walker & Dunlop, LLC, as Lender (“Lender”) (incorporated by reference to New Senior’s report on Form 8-K, Exhibit 10.1, filed August 17, 2015).

10.15
Multifamily Note - Fixed Rate Defeasance, dated as of August 12, 2015, executed by Borrower in favor of Lender, as defined in Exhibit 10.10 (incorporated by reference to New Senior’s report on Form 8-K, Exhibit 10.2, filed August 17, 2015).

10.16
Master Multifamily Loan and Security Agreement - Senior Housing, dated as of October 10, 2018, by and among the entities listed on Schedule 1 thereto, as Borrowers, and Lender (incorporated by reference to New Senior’s report on Form 8-K, Exhibit 10.1, filed on October 15, 2018).

10.17
Multifamily Note - Floating Rate, dated as of October 10, 2018, executed by Borrowers in favor of Lender (incorporated by reference to New Senior’s report on Form 8-K, Exhibit 10.2, filed on October 15, 2018).

10.18
Credit Agreement, dated as of December 13, 2018, by and among the Company, as borrower, Agent, the lenders that are parties therein, and KeyBanc Capital Markets Inc., as lead arranger (incorporated by reference to New Senior’s report on Form 8-K, Exhibit 10.1, filed December 19, 2018)

21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP, independent registered accounting firm.
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
*	XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.
**	Management contract or compensatory plan or arrangement.

In accordance with Instruction 2 to Item 601 of Regulation S-K, the Company has filed only one of 52 Multifamily Loan and Security Agreements dated as of March 27, 2015 and the related Multifamily Notes as Exhibit 10.12 and Exhibit 10.13, respectively, as the omitted Multifamily Loan and Security Agreements and the related Multifamily Notes are substantially identical in all material respects to the loan and note filed as exhibits, except as to the borrower thereto, the principal amount and certain property-specific provisions.

In accordance with Instruction 2 to Item 601 of Regulation S-K, the Company has filed only one of 28 Multifamily Loan and Security Agreements dated as of August 12, 2015 and the related Multifamily Notes as Exhibit 10.14 and Exhibit 10.15, respectively, as the omitted Multifamily Loan and Security Agreements and the related Multifamily Notes are substantially identical in all material respects to the loan and note filed as exhibits, except as to the borrower thereto, the principal amount and certain property-specific provisions.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

NEW SENIOR INVESTMENT GROUP
By:	/s/ Robert Savage
Robert Savage
Chairman of the Board
February 26, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Robert Savage
Robert Savage
Chairman of the Board
February 26, 2019

By:	/s/ Susan Givens
Susan Givens
Director and Chief Executive Officer
February 26, 2019

By:	/s/ David Smith
David Smith
Executive Vice President, Chief Financial Officer
February 26, 2019
By:	/s/ Bhairav Patel
Bhairav Patel
Executive Vice President of Finance and Accounting
February 26, 2019

By:	/s/ Virgis W. Colbert
Virgis W. Colbert
Director
February 26, 2019

By:	/s/ Michael D. Malone
Michael D. Malone
Director
February 26, 2019

By:	/s/ Stuart A. McFarland
Stuart A. McFarland
Director
February 26, 2019

By:	/s/ Cassia van der Hoof Holstein
Cassia van der Hoof Holstein
Director
February 26, 2019

By:	/s/ David Milner
David Milner
Director
February 26, 2019