Form 10-Q
period 2019-03-31
New Senior Investment Group Inc.
filed 2019-05-03
CIK 1610114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

N/A
(Former name, former address and former fiscal year, if changed since last report)

 Securities registered pursuant to Section 12(b) of the Act:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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

Title of each class:            Trading Symbol:        Name of each exchange on which registered:
Common Stock, $0.01 par value per share         SNR         New York Stock Exchange (NYSE)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Common stock, $0.01 par value per share: 82,209,844 shares outstanding as of April 26, 2019.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of New Senior Investment Group Inc.’s (“New Senior,” the “Company,” “we,” “us” or “our”) investments, the stability of our earnings, and our financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “would,” “should,” “potential,” “intend,” “expect,” “plan,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual outcome of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	our ability to successfully manage the recent transition to self-management and its impact on our business and operations;

•	our ability to comply with the terms of our financings, which depends in part on the performance of our operators;

•	any increase in our borrowing costs as a result of rising interest rates or other factors;

•	our ability to pay down, refinance, restructure or extend our indebtedness as it becomes due or as needed to comply with the terms of our covenants or to facilitate our ability to sell assets;

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

•
concentration risk with respect to Holiday Retirement (“Holiday”), which, for the three months ended March 31, 2019, accounted for 84.2% of net operating income (“NOI”) from our Managed Properties segments;

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

•	our ability to sell properties on favorable terms and to realize the anticipated benefits from any such dispositions;

•	changes in economic conditions generally and the real estate, senior housing and bond markets specifically;

•	our stock price performance and any disruption or lack of access to the capital markets or other sources of financing;

•	the impact of any current or future legal proceedings and regulatory investigations and inquiries on us, FIG LLC (our “Former Manager”) or our operators;

•	our ability to maintain effective internal control over financial reporting and our reliance on our operators for timely delivery of accurate property-level financial results;

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

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Real estate investments:
Land	$177,956	$177,956
Buildings, improvements and other	2,344,954	2,335,813
Accumulated depreciation	(379,065)	(358,368)
Net real estate property	2,143,845	2,155,401
Acquired lease and other intangible assets	8,638	8,638
Accumulated amortization	(2,966)	(2,877)
Net real estate intangibles	5,672	5,761
Net real estate investments	2,149,517	2,161,162

Cash and cash equivalents	41,519	72,422
Receivables and other assets, net	54,832	52,674
Total Assets	$2,245,868	$2,286,258

Liabilities, Redeemable Preferred Stock and Equity
Liabilities
Debt, net	$1,882,636	$1,884,882
Due to affiliates	—	26,245
Accrued expenses and other liabilities	62,040	52,679
Total Liabilities	1,944,676	1,963,806

Commitments and contingencies (Note 11)

Redeemable preferred stock, $0.01 par value with $100 liquidation preference, 400,000 shares authorized, issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	40,598	40,000

Equity
Preferred stock, $0.01 par value, 99,600,000 shares (excluding 400,000 shares of redeemable preferred stock) authorized, none issued or outstanding as of March 31, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 82,209,844 and 82,148,869 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	822	821
Additional paid-in capital	898,858	898,135
Accumulated deficit	(639,086)	(616,504)
Total Equity	260,594	282,452

Total Liabilities, Redeemable Preferred Stock and Equity	$2,245,868	$2,286,258

See notes to consolidated financial statements (unaudited).

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended March 31,
	2019	2018
Revenues
Resident fees and services	$116,037	$75,343
Rental revenue	1,582	23,875
Total revenues	117,619	99,218

Expenses
Property operating expense	77,347	52,099
Depreciation and amortization	20,787	26,725
Interest expense	23,719	21,923
General and administrative expense	4,984	3,752
Acquisition, transaction and integration expense	650	2,888
Management fees and incentive compensation to affiliate	—	3,752
Other expense	1,245	1,380
Total expenses	$128,732	$112,519
Loss before income taxes	(11,113)	(13,301)
Income tax expense	80	48
Net loss	$(11,193)	$(13,349)
Deemed dividend on redeemable preferred stock	(598)	—
Net loss attributable to common stockholders	$(11,791)	$(13,349)

Net loss per share of common stock
Basic and diluted (A)	$(0.14)	$(0.16)

Weighted average number of shares of common stock outstanding
Basic and diluted (B)	82,203,069	82,148,869

Dividends declared per share of common stock	$0.13	$0.26

(A)
Basic earnings per share (“EPS”) is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding. Diluted EPS is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding plus the additional dilutive effect, if any, of common stock equivalents during each period.

(B)	All outstanding options and restricted stock awards were excluded from the diluted share calculation as their effect would have been anti-dilutive.

See notes to consolidated financial statements (unaudited).

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)
(dollars in thousands, except share data)

	Common Stock
	Shares	Amount	Accumulated Deficit	Additional Paid-in Capital	Total Equity
Balance at December 31, 2018	82,148,869	$821	$(616,504)	$898,135	$282,452
Amortization of equity-based compensation	—	—	—	449	449
Directors shares issued	60,975	1	—	274	275
Dividends declared - common stock	—	—	(10,687)	—	(10,687)
Dividends declared - restricted stock award	—	—	(104)	—	(104)
Deemed dividend on redeemable preferred stock	—	—	(598)	—	(598)
Net loss	—	—	(11,193)	—	(11,193)
Balance at March 31, 2019	82,209,844	$822	$(639,086)	$898,858	$260,594

	Common Stock
	Shares	Amount	Accumulated Deficit	Additional Paid-in Capital	Total Equity
Balance at December 31, 2017	82,148,869	$821	$(393,068)	$898,132	$505,885
Fair value of stock options issued	—	—	—	3	3
Dividends declared - common stock	—	—	(21,359)	—	(21,359)
Net loss	—	—	(13,349)	—	(13,349)
Balance at March 31, 2018	82,148,869	$821	$(427,776)	$898,135	$471,180

See notes to consolidated financial statements (unaudited).

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2019	2018
Cash Flows From Operating Activities
Net loss	$(11,193)	$(13,349)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of tangible assets and amortization of intangible assets	20,787	26,749
Amortization of deferred financing costs	1,208	2,132
Amortization of deferred revenue, net	613	331
Non-cash straight line rental revenue	(173)	(3,326)
Provision for bad debt	—	345
Amortization of equity-based compensation	449	—
Other non-cash expense	1,058	1,322
Changes in:
Receivables and other assets, net	(4,099)	(796)
Due to affiliates	(25,995)	(593)
Accrued expenses and other liabilities	6,250	2,915
Net cash provided by (used in) operating activities	$(11,095)	$15,730
Cash Flows From Investing Activities
Capital expenditures, net of insurance proceeds	$(6,647)	$(3,561)
Net cash (used in) investing activities	$(6,647)	$(3,561)
Cash Flows From Financing Activities
Principal payments of mortgage notes payable and capital lease obligations	$(2,766)	$(7,159)
Payment of deferred financing costs	(753)	(587)
Purchase of interest rate caps	(35)	(280)
Payment of common stock dividend	(10,687)	(21,359)
Net cash (used in) financing activities	$(14,241)	$(29,385)
Net (decrease) in cash, cash equivalents and restricted cash	(31,983)	(17,216)
Cash, cash equivalents and restricted cash, beginning of period	92,656	157,485
Cash, cash equivalents and restricted cash, end of period	$60,673	$140,269

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$22,171	$19,633

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Issuance of common stock	$275	$—
Capital lease obligations	215	—

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2019	2018
Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents	$72,422	$137,327
Restricted cash (A)	20,234	20,158
Total, beginning of period	$92,656	$157,485

Cash and cash equivalents	$41,519	$120,834
Restricted cash (A)	19,154	19,435
Total, end of period	$60,673	$140,269

(A)
Consists of (i) amounts held by lenders in tax, insurance, replacement reserve and other escrow accounts and (ii) security deposits, which are included in “Receivables and other assets, net” in our Consolidated Balance Sheets.

See notes to consolidated financial statements (unaudited).

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2019
(dollars in tables in thousands, except share data)

1.	ORGANIZATION

New Senior is a REIT primarily focused on investing in private pay senior housing properties. As of March 31, 2019, we owned a diversified portfolio of 133 primarily private pay senior housing properties located across 37 states. We are listed on the New York Stock Exchange (“NYSE”) under the symbol “SNR” and are headquartered in New York, New York.

Through December 31, 2018, we were externally managed and advised by FIG LLC (the “Former Manager”), an affiliate of Fortress Investment Group LLC (“Fortress”). On November 19, 2018, we entered into definitive agreements with the Former Manager to internalize our management, effective December 31, 2018 (the “Internalization”). In connection with the Internalization, we also entered into a Transition Services Agreement with the Former Manager to continue to provide certain services for a transition period. In connection with the termination of the Management Agreement, we (i) made a one-time cash payment of $10.0 million to the Former Manager in January 2019, and (ii) issued to the Former Manager 400,000 shares of our newly created Redeemable Series A Cumulative Perpetual Preferred Stock (the “Redeemable Preferred Stock”), with an aggregate fair value of $40.0 million.

We operate in three reportable segments: (1) Managed Independent Living (“IL”) Properties, (2) Managed Assisted Living/Memory Care (“AL/MC”) Properties, and (3) Triple Net Lease Properties.

Managed Properties – We have engaged property managers to manage 132 of our properties on a day-to-day basis under the Managed Properties segments. These properties consist of 102 IL facilities and 30 AL/MC facilities. Our managed properties are managed by Holiday Retirement (“Holiday”), a portfolio company that is majority-owned by private equity funds managed by an affiliate of our Former Manager (an affiliate of Fortress), FHC Property Management LLC (together with its subsidiaries, “Blue Harbor”), an affiliate of our Former Manager, Jerry Erwin Associates, Inc. (“JEA”), Grace Management, Inc. (“Grace”), Watermark Retirement Communities, Inc. (“Watermark”), Integral Senior Living Management, LLC (“Integral”) and Phoenix Senior Living LLC (“Phoenix”) (collectively, the “Property Managers”), under property management agreements (collectively, the “Property Management Agreements”). Under the Property Management Agreements, the Property Managers are responsible for the day-to-day operations of our senior housing properties and are entitled to a management fee in accordance with the terms of the Property Management Agreements.

Our Property Management Agreements have initial five-year or ten-year terms, with successive, automatic one-year renewal periods. We pay property management fees of 3% to 7% of gross revenues and, for certain properties, i) a property management fee based on a percentage of net operating income (“NOI”) and ii) when eligible, an incentive fee based on operating performance, pursuant to our Property Management Agreements with other managers.

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

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP’’) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements include the accounts of New Senior and its consolidated subsidiaries. All significant intercompany transactions and balances have been eliminated. We consolidate those entities in which we have control over

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2019
(dollars in tables in thousands, except share data)

significant operating, financial and investing decisions of the entity. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included on Form 10-K for the year ended December 31, 2018, as filed with the SEC.

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

Significant Accounting Policies

Equity-Based Compensation

Compensation expense for equity-based awards with graded vesting schedules granted to employees is recognized in “General and administrative expense” in our Consolidated Statements of Operations on a straight-line basis over the vesting period based on the grant date fair value of the award. Forfeitures of equity-based awards are recognized as they occur.

Earnings per Share

Basic earnings per share of common stock is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock is calculated by including the effect of dilutive securities.

Refer to our significant accounting policies disclosed in our Form 10-K for the year ended December 31, 2018 for other significant accounting policies.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, (codified under Accounting Standards Codification (“ASC”) 842, Leases). This standard amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. As lessee, a right-of-use asset and corresponding liability for future obligations under a leasing arrangement would be recognized on the balance sheet. As lessor, gross leases will be subject to allocation between lease and non-lease service components, with the latter accounted for under the new revenue recognition standard. Additionally, under the new lease standard, only incremental initial direct costs incurred in the execution of a lease can be capitalized by the lessor and lessee.

We adopted ASC 842 on January 1, 2019 under the modified retrospective transition approach using the effective date as the date of initial application. Therefore, financial information and disclosures under ASC 842 will not be provided for periods prior to January 1, 2019. We elected the “package of practical expedients”, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We also elected the short-term lease practical expedient, which permits us to not recognize right-of-use asset or lease liability for operating leases with an initial lease term equal to or less than 12 months. In addition, we made an accounting policy election to treat lease and related non-lease components in a contract as a single performance obligation to the extent that the timing and pattern of revenue recognition are the same for the lease and non-lease components and the combined single lease component is classified as an operating lease.

Lessor Accounting
As a lessor, our recognition of rental revenue remained consistent with prior accounting guidance. Rental revenue from the Triple Net Lease Properties segment is recognized on a straight-line basis over the applicable term of the lease when collectability is reasonably assured.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2019
(dollars in tables in thousands, except share data)

Resident leases within our Managed Properties segments contain service components. We elected the practical expedient to account for our resident leases as a single lease component.

Lessee Accounting
We determine if a contract is or contains a lease at inception. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use asset and lease liability are recognized at the commencement date based on the present value of lease payments over the lease term. We use our incremental borrowing rate to determine the present value of lease payments as the rates implicit in our leases are not readily determinable. Upon adoption on January 1, 2019 and as of March 31, 2019, our operating lease right-of-use asset and lease liability are $2.6 million and $2.4 million, respectively, for our corporate office, land and equipment leases. Our operating lease right-of-use asset is included in “Buildings, improvements and other” and our operating lease liability is included in “Accrued expenses and other liabilities” on our Consolidated Balance Sheets. The weighted-average remaining lease term for our operating leases was 4.9 years and 5.1 years at March 31, 2019 and December 31, 2018, respectively. The weighted-average discount rate was 6.03% and 6.02% at March 31, 2019 and December 31, 2018, respectively.

Upon the adoption of ASC 842, capital leases under prior accounting guidance were classified as finance leases, which did not have a significant change to our accounting for such leases.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

3. SEGMENT REPORTING

We operate in three reportable business segments: Managed IL Properties, Managed AL/MC Properties and Triple Net Lease Properties. Under our Managed Properties segments, we invest in senior housing properties throughout the United States and engage property managers to manage those senior housing properties. Under our Triple Net Lease Properties segment, we invest in senior housing and healthcare properties throughout the United States and lease those properties to healthcare operating companies under triple net leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, taxes, insurance, repairs, capital improvements and the payroll expense of property-level employees.

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

Effective May 14, 2018, we terminated our triple net leases with respect to the properties in the Holiday Portfolio and concurrently entered into property management agreements with Holiday with respect to such properties. The NOI for such properties following the Lease Termination has been included in the Managed IL Properties segment. This resulted in a significant increase in the segment NOI of the Managed IL Properties with a corresponding decrease in the segment NOI of the Triple Net Lease Properties during the three months ended March 31, 2019.

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

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2019
(dollars in tables in thousands, except share data)

	Three Months Ended March 31, 2019
	Triple Net Lease Properties	Managed Properties		Consolidated
		IL	AL/MC
Revenues
Resident fees and services	$—	$83,744	$32,293	$116,037
Rental revenue	1,582	—	—	1,582
Less: Property operating expense	—	50,719	26,628	77,347
Segment NOI	$1,582	$33,025	$5,665	$40,272

Depreciation and amortization				20,787
Interest expense				23,719
General and administrative expense				4,984
Acquisition, transaction and integration expense				650
Other expense				1,245
Total expenses				51,385
Loss before income taxes				(11,113)
Income tax expense				80
Net loss				$(11,193)

	Three Months Ended March 31, 2018
	Triple Net Lease Properties	Managed Properties		Consolidated
		IL	AL/MC
Revenues
Resident fees and services	$—	$42,555	$32,788	$75,343
Rental revenue	23,875	—	—	23,875
Less: Property operating expense	—	26,220	25,879	52,099
Segment NOI	$23,875	$16,335	$6,909	$47,119

Depreciation and amortization				26,725
Interest expense				21,923
General and administrative expense				3,752
Acquisition, transaction and integration expense				2,888
Management fees and incentive compensation to affiliate				3,752
Other expense				1,380
Total expenses				60,420
Loss before income taxes				(13,301)
Income tax expense				48
Net loss				$(13,349)

For the three months ended March 31, 2019, no rental revenue was attributable to Holiday due to the Lease Termination in May 2018. For the three months ended March 31, 2018, rental revenue attributable to our triple net leases with Holiday accounted for 22.5% of our total revenue.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2019
(dollars in tables in thousands, except share data)

Assets by reportable business segment are reconciled to total assets as follows:

	March 31, 2019		December 31, 2018
	Amount	Percentage	Amount	Percentage
Managed IL Properties	$1,779,800	79.2%	$1,791,707	78.4%
Managed AL/MC Properties	396,526	17.7%	400,432	17.5%
Triple Net Lease Properties	57,501	2.6%	58,270	2.5%
All other assets (A)	12,041	0.5%	35,849	1.6%
Total assets	$2,245,868	100.0%	$2,286,258	100.0%

(A)	Primarily consists of corporate cash which is not directly attributable to our reportable business segments.

The following table presents the percentage of total revenues by geographic location:

	As of and for the three months ended March 31, 2019		As of and for the three months ended March 30, 2018
	Number of Communities	% of Total Revenue	Number of Communities	% of Total Revenue
Florida	15	12.0%	15	12.9%
California	11	10.9%	11	11.6%
Texas	13	9.8%	13	9.2%
North Carolina	9	7.3%	9	7.5%
Pennsylvania	7	6.4%	7	7.2%
Oregon	9	6.1%	9	5.8%
Other	69	47.5%	69	45.8%
Total	133	100.0%	133	100.0%

4.	REAL ESTATE INVESTMENTS

	March 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value
Land	$177,956	$—	$177,956	$177,956	$—	$177,956
Building and improvements	2,215,706	(285,236)	1,930,470	2,211,318	(269,137)	1,942,181
Furniture, fixtures and equipment	129,248	(93,829)	35,419	124,495	(89,231)	35,264
Total real estate investments	$2,522,910	$(379,065)	$2,143,845	$2,513,769	$(358,368)	$2,155,401

Depreciation expense was $20.7 million and $21.2 million for the three months ended March 31, 2019 and 2018, respectively.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2019
(dollars in tables in thousands, except share data)

The following table summarizes our real estate intangibles:

	March 31, 2019				December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Amortization Period
Intangible lease assets	$8,638	$(2,966)	$5,672	42.3 years	$8,638	$(2,877)	$5,761	42.1 years
Total intangibles	$8,638	$(2,966)	$5,672		$8,638	$(2,877)	$5,761

Amortization expense was $0.1 million and $5.5 million for the three months ended March 31, 2019 and 2018, respectively.

During the three months ended March 31, 2019, no intangible lease assets were written off and for the three months ended March 31, 2018, $195.3 million of fully amortized intangible lease assets were written off.

We evaluated long-lived assets, primarily consisting of our real estate investments, for impairment indicators. In performing this evaluation, market conditions and our current intentions with respect to holding or disposing of the asset are considered. Where indicators of impairment are present, we evaluated whether the sum of the expected future undiscounted cash flows is less than book value. Based on such assessment, the future undiscounted cash flows of the underlying operations exceeds the carrying value of such real estate investments, including definite lived intangible assets. Therefore, we did not recognize any impairment loss during the three months ended March 31, 2019 and 2018.

5.	RECEIVABLES AND OTHER ASSETS, NET

	March 31, 2019	December 31, 2018
Escrows held by lenders (A)	$16,174	$17,268
Prepaid expenses	8,727	5,451
Resident receivables, net	3,848	3,200
Security deposits	2,980	2,966
Income tax receivable	702	782
Assets held for sale (B)	13,223	13,223
Straight-line rent receivable	3,667	3,494
Other assets and receivables	5,511	6,290
Total receivables and other assets	$54,832	$52,674

(A)	Represents amounts held by lenders in tax, insurance, replacement reserve and other escrow accounts that are related to mortgage notes collateralized by New Senior’s properties.

(B)
The balances represent two properties in the Managed AL/MC Properties segment and primarily consists of the carrying value of buildings and land. We estimate the fair value of assets held for sale based on current sales price expectation less estimated cost to sell, which we deem to be classified as level 3 within the fair value hierarchy.

The following table summarizes the allowance for doubtful accounts and the related provision for uncollectible receivables:

	Three Months Ended March 31,
	2019	2018
Balance, beginning of period	$1,512	$938
Provision for uncollectible receivables	—	345
Write-offs, net of recoveries	(892)	(448)
Balance, end of period	$620	$835

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2019
(dollars in tables in thousands, except share data)

The provision for resident receivables and related write-offs are included in “Property operating expense” in our Consolidated Statements of Operations.

Straight-line Rent Receivable

Rental revenue from the Triple Net Lease Properties segment is recognized on a straight-line basis over the applicable term of the lease when collectability of substantially all rents is probable. Recognizing rental revenue on a straight-line basis typically results in recognizing revenue in excess of cash amounts contractually due from our tenants during the first half of the lease term, creating a straight-line rent receivable.

We assess the collectability of straight-line rent receivables on an ongoing basis. This assessment is based on several qualitative and quantitative factors, including and as appropriate, the payment history of the triple net lease tenant, the tenant’s ability to satisfy its lease obligations, the value of the underlying collateral or deposit, if any, and current economic conditions. If our evaluation of these factors indicates it is probable that we will be unable to collect substantially all rents, we recognize a charge to rental revenue for the amount we deemed uncollectible.

The following table sets forth future contracted minimum lease payments from the tenant within the Triple Net Lease Properties segment, excluding contingent payment escalations, as of March 31, 2019:

2019 (nine months)	$4,335
2020	5,904
2021	6,066
2022	6,233
2023	6,405
Thereafter	45,469
Total future minimum lease payments	$74,412

6.	DEBT, NET

	March 31, 2019					December 31, 2018
	Outstanding Face Amount	Carrying Value (A)	Maturity Date	Stated Interest Rate	Weighted Average Maturity (Years)	Outstanding Face Amount	Carrying Value (A)
Fixed Rate	$464,680	$462,236	Sep 2025	4.25%	6.3	$464,680	$462,139
Floating Rate (B)(C)	1,438,141	1,420,400	Dec 2021 - Nov 2025	1M LIBOR + 2.29% to 1M LIBOR + 2.75%	4.8	1,440,842	1,422,743
Total	$1,902,821	$1,882,636			5.1	$1,905,522	$1,884,882

(A)	The totals are reported net of deferred financing costs of $20.2 million and $20.6 million as of March 31, 2019 and December 31, 2018, respectively.

(B)	Substantially all of these loans have LIBOR caps that range between 3.66% and 3.75% as of March 31, 2019.

(C)	Includes $69.0 million of borrowings outstanding under our revolving credit facility secured by certain properties as of March 31, 2019 and December 31, 2018.

The carrying value of the collateral relating to the fixed rate and floating rate debt was $0.5 billion and $1.6 billion as of March 31, 2019, respectively, and $0.5 billion and $1.6 billion as of December 31, 2018, respectively.

The fair values of our debt as of March 31, 2019 and December 31, 2018 were $1.8 billion and $1.9 billion, respectively. Our debt is not measured at fair value in our Consolidated Balance Sheets. The disclosed fair value of our debt, classified as level 3 within the fair value hierarchy, is based on a discounted cash flow valuation model. Significant inputs in the model include amounts and timing of expected future cash flows and market yields which are constructed based on inputs implied from similar debt offerings.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2019
(dollars in tables in thousands, except share data)

Our debt contains various customary financial and other covenants, in some cases including Debt Service Coverage Ratio and Project Yield, as defined in the agreements. We were in compliance with the covenants in our debt agreements as of March 31, 2019.

Interest rate caps

Our interest rate caps are level 2 instruments and we estimate the fair value based on pricing models that consider inputs including forward yield curves, cap strike rates, cap volatility and discount rates. We recognized fair value losses of $0.5 million for the three months ended March 31, 2019. Fair value losses recognized for the three months ended March 31, 2018 were not material. These amounts are included in “Other expense” in our Consolidated Statements of Operations and “Other non-cash expense” in our Consolidated Statements of Cash Flows. The fair value of the interest rate caps was $0.1 million and $0.6 million as of March 31, 2019 and December 31, 2018, respectively, and is included in “Receivables and other assets, net” in our Consolidated Balance Sheets.

7.	ACCRUED EXPENSES AND OTHER LIABILITIES

	March 31, 2019	December 31, 2018
Security deposits payable	$2,683	$2,766
Accounts payable	13,416	13,232
Mortgage interest payable	7,769	7,441
Deferred community fees, net	6,751	6,454
Rent collected in advance	3,094	3,843
Property tax payable	5,559	4,880
Operating lease liability	2,424	—
Other liabilities	20,344	14,063
Total accrued expenses and other liabilities	$62,040	$52,679

8.	TRANSACTIONS WITH AFFILIATES

The following disclosures describe transactions with Fortress, Holiday and Blue Harbor prior to the Internalization. For additional information regarding the Internalization, the termination of the Management Agreement with our Former Manager and the transition arrangements between the parties, please refer to Note 1.

Management Agreements

Prior to January 1, 2019, we were party to a management agreement (the “Management Agreement”) with the Former Manager, under which the Former Manager advised us on various aspects of our business and manages our day-to-day operations, subject to the supervision of our board of directors. For its management services, the Former Manager was entitled to a base management fee of 1.5% per annum of our gross equity. Gross equity was generally defined as the equity invested by Drive Shack Inc. (“Drive Shack”) (including cash contributed to us) as of the completion of the spin-off from Drive Shack, plus the aggregate offering price from stock offerings, plus certain capital contributions to subsidiaries, less capital distributions (calculated without regard to depreciation and amortization) and repurchases of common stock, calculated and payable monthly in arrears in cash. We incurred $3.8 million of management fees during the three months ended March 31, 2018, under the Management Agreement, which is included in “Management fees and incentive compensation to affiliate” in our Consolidated Statements of Operations. As of December 31, 2018, we had management fee payable of $3.7 million, which is included in “Due to affiliates” in our Consolidated Balance Sheets.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2019
(dollars in tables in thousands, except share data)

The Former Manager was entitled to receive, on a quarterly basis, incentive compensation on a cumulative, but not compounding basis, in an amount equal to the product of (A) 25% of the dollar amount by which (1)(a) funds from operations (as defined in the Management Agreement) before the incentive compensation per share of common stock, plus (b) gains (or losses) from sales of property per share of common stock, plus (c) internal and third party acquisition-related expenses, plus (d) unconsummated transaction expenses, and plus (e) other non-routine items (as defined in the Management Agreement), exceed (2) an amount equal to (a) the weighted average value per share of the equity invested by Drive Shack in the assets of New Senior (including cash contributed to us) as of the completion of the spin-off and the price per share of our common stock in any offerings by us (adjusted for prior capital dividends or capital distributions, which shall be calculated without regard to depreciation and amortization and repurchases of common stock) multiplied by (b) a simple interest rate of 10% per annum, multiplied by (B) the weighted average number of shares of common stock outstanding. The Former Manager did not earn incentive compensation during the three months ended March 31, 2018. The Former Manager was also entitled to receive, upon the successful completion of an equity offering, options with respect to 10% of the number of shares sold in the offering with an exercise price equal to the price paid by the purchaser in the offering.

Because the Former Manager’s employees performed certain legal, accounting, due diligence, asset management and other services that outside professionals or outside consultants otherwise would perform, the Former Manager was paid or reimbursed, pursuant to the Management Agreement, for the cost of performing such tasks, provided that such costs and reimbursements are no greater than those which would be paid to outside professionals or consultants on an arm’s-length basis. We were also required to pay all operating expenses, except those specifically required to be borne by the Former Manager under the Management Agreement. We were required to pay expenses that include, but are not limited to, issuance and transaction costs incidental to the sourcing, evaluation, acquisition, management, disposition, and financing of our investments, legal, underwriting, sourcing, asset management and accounting and auditing fees and expenses, the compensation and expenses of independent directors, the costs associated with the establishment and maintenance of any credit facilities and other indebtedness (including commitment fees, legal fees, closing costs, etc.), expenses associated with other securities offerings, the costs of printing and mailing proxies and reports to our stockholders, costs incurred by employees or agents of the Former Manager for travel on our behalf, costs associated with any computer software or hardware that was used by us, costs to obtain liability insurance to indemnify directors and officers and the compensation and expenses of our transfer agent.

For the three months ended March 31, 2018, our reimbursement to the Former Manager for costs incurred for tasks and other services performed under the Management Agreement was $2.3 million, of which $1.8 million was included in “General and administrative expense” and $0.5 million was included in “Acquisition, transaction and integration expense” in our Consolidated Statements of Operations.

As of December 31, 2018, we had reimbursements payable to the Former Manager of $2.2 million, which is included in “Due to affiliates” in our Consolidated Balance Sheets.

Property Management Agreements

Within our Managed Properties segment, we are party to property management agreements with Blue Harbor, an affiliate of Fortress, and Holiday, a portfolio company that is majority owned by a private equity fund managed by an affiliate of Fortress, to manage most of our senior housing properties. Pursuant to these property management agreements, we pay monthly property management fees. For AL/MC properties managed by Blue Harbor and Holiday, we pay management fees equal to 6% of effective gross income for the first two years and 7% thereafter. For IL properties managed by Blue Harbor and Holiday, we generally pay management fees equal to 5% of effective gross income. For certain property management agreements, we may also pay an incentive fee based on operating performance of the properties. No incentive fees were incurred during the three months ended March 31, 2019 and 2018. Property management fees are included in “Property operating expense” in our Consolidated Statements of Operations. Other amounts paid to managers affiliated with the Former Manager that are included in property operating expense are payroll expense and travel reimbursement costs. The payroll expense is structured as a reimbursement to the property manager, who is the employer of record.

For the three months ended March 31, 2018, we incurred property management fees, travel reimbursement costs and property-level payroll expenses of $3.9 million, $0.1 million and $19.4 million, respectively, to property managers affiliated with the Former Manager, which are included in “Property operating expense” in our Consolidated Statements of Operations.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2019
(dollars in tables in thousands, except share data)

As of December 31, 2018, we had payables for property management fees of $2.1 million, and property-level payroll expenses of $8.2 million, which are included in “Due to affiliates” in our Consolidated Balance Sheets. The property management agreements with managers affiliated with the Former Manager have initial terms of 5 or 10 years and provide for automatic one-year extensions after the initial term, subject to termination rights.

9.	INCOME TAXES

New Senior is organized and conducts its operations to qualify as a REIT under the requirements of the Internal Revenue Code of 1986, as amended (the “Code”). However, certain of our activities are conducted through our taxable REIT subsidiary (“TRS”) and therefore are subject to federal and state income taxes at regular corporate tax rates.

The following table presents the provision for income taxes:

	Three Months Ended March 31,
	2019	2018
Current
Federal	$—	$(41)
State and local	80	27
Total current provision	80	(14)
Deferred
Federal	—	58
State and local	—	4
Total deferred provision	—	62
Total provision for income taxes	$80	$48

The following table presents the significant components of deferred tax assets:

	March 31, 2019	December 31, 2018
Deferred tax assets:
Prepaid fees and rent	$776	$770
Net operating losses	4,488	4,225
Deferred rent	258	272
Depreciation	57	—
Other	89	122
Total deferred tax assets	5,668	5,389
Less valuation allowance	(5,668)	(5,354)
Net deferred tax assets	—	35
Deferred tax liabilities:
Depreciation and amortization	—	35
Total deferred tax liabilities	—	35
Total net deferred tax assets	$—	$—

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income by the TRS during the periods in which temporary differences become deductible and before the net operating loss carryforward expires. We recorded a valuation allowance of $5.7 million against our net deferred tax assets as of March 31, 2019 as management believes that it is more likely than not that our net deferred tax assets will not be realized. However, the amount of the deferred tax asset considered realizable could be adjusted if (i) estimates of future taxable income during the carryforward period are reduced or increased or (ii) objective negative evidence in the form of cumulative losses is no longer present.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2019
(dollars in tables in thousands, except share data)

As of March 31, 2019, our TRS had a loss carryforward of approximately $17.9 million for federal income tax purposes and $19.3 million for state income tax purposes. The federal net operating losses will begin to expire at the end of 2034. The net operating loss carryforward can generally be used to offset future taxable income, if and when it arises.

10.	REDEEMABLE PREFERRED STOCK, EQUITY AND EARNINGS PER SHARE

Redeemable Preferred Stock

On December 31, 2018, we issued 400,000 shares of our Redeemable Preferred Stock to the Former Manager as consideration for the termination of the Management Agreement. The Redeemable Preferred Stock are non-voting and have a $100 liquidation preference. Holders of the Redeemable Preferred Stock are entitled to cumulative cash dividends at a rate per annum of 6.00% on the liquidation preference amount plus all accumulated and unpaid dividends.

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

We may redeem, at any time, all but not less than all of the shares of Redeemable Preferred Stock for cash at a price equal to the liquidation preference amount of the Redeemable Preferred Stock plus all accumulated and unpaid dividends thereon (the “Redemption Price”). On or after December 31, 2020 the holders of a majority of the then outstanding shares of Redeemable Preferred Stock will have the right to require us to redeem up to 50% of the outstanding shares of Redeemable Preferred Stock, and on or after December 31, 2021, the holders of a majority of the then outstanding shares of Redeemable Preferred Stock will have the right to require us to redeem all or any portion of the outstanding shares of Redeemable Preferred Stock, in each case, for cash at the Redemption Price. Upon the occurrence of a Change of Control (as defined in the certificate of designation governing the Redeemable Preferred Stock), the Redeemable Preferred Stock is required to be redeemed in whole at the Redemption Price. Due to the ability of the holders to require us to redeem the outstanding shares, the Redeemable Preferred Stock is excluded from Equity and reflected in our Consolidated Balance Sheets at its initial fair value of $40.0 million. The carrying value of the Redeemable Preferred Stock is increased by the accumulated and unpaid dividends in the period with a corresponding increase in accumulated deficit. Accrued dividends are treated as deductions in the calculation of net income (loss) applicable to common stockholders.

The following table is a rollforward of our Redeemable Preferred Stock for the three months ended March 31, 2019:

Balance as of December 31, 2018	$40,000
Deemed dividend on Redeemable Preferred Stock	598
Balance as of March 31, 2019	$40,598

Amended and Restated Stock Option and Incentive Award Plan

Our board of directors adopted as of January 1, 2019 an Amended and Restated Nonqualified Stock Option and Incentive Award Plan (the “Plan”) providing for the grant of equity-based awards, including restricted stock, stock options, stock appreciation rights, performance awards and other equity-based and non-equity based awards, in each case to our directors, officers, employees, service providers, consultants and advisors. We have reserved 27,922,570 shares of our common stock for issuance under the Plan.

In January 2019, we granted 800,381 shares of restricted stock and 2,999,900 options, with a total award value of $4.8 million to officers and employees as transition awards in connection with the Internalization. The awards will vest based on service conditions and compensation expense equal to the award value will be recognized over the vesting period on a straight-line basis. As of March 31, 2019, none of the awards have fully vested. The fair value of restricted stock and options was estimated on the date of grant using a Black-Scholes option-pricing model.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2019
(dollars in tables in thousands, except share data)

The fair value of the options was determined using the following assumptions:

Options valuation date	January 1, 2019
Expected volatility	34.0%
Expected dividend yield	9.3%
Expected remaining term	6.0 years
Risk free rate	2.7%
Fair value at valuation date	$1,500

For the three months ended March 31, 2019, we recognized $0.4 million of compensation expense relating to these awards, which is included in “General and administrative expense” in our Consolidated Statements of Operations. As of March 31, 2019, the total unrecognized compensation cost related to outstanding restricted stock and options was $4.4 million, which we expect to recognize over a weighted-average period of 2.65 years.

Prior to the spin-off, Drive Shack had issued rights relating to shares of Drive Shack’s common stock (the “Drive Shack options”) to the Former Manager in connection with capital raising activities. In connection with the spin-off, 5.5 million options that were held by the Former Manager, or by the directors, officers or employees of the Former Manager, were converted into an adjusted Drive Shack option and a right relating to a number of shares of New Senior common stock (the “New Senior option”). The exercise price of each adjusted Drive Shack option and New Senior option was set to collectively maintain the intrinsic value of the Drive Shack option immediately prior to the spin-off and to maintain the ratio of the exercise price of the adjusted Drive Shack option and the New Senior option, respectively, to the fair market value of the underlying shares as of the spin-off date, in each case based on the five day average closing price subsequent to the spin-off date. The options expired or expire, as applicable, between January 12, 2015 and August 18, 2024.

Equity and Dividends

In the first quarter of 2019, strike prices for outstanding options were reduced by $0.78, reflecting the portion of our 2018 dividends which were deemed return of capital pursuant to the terms of the Plan.

In January 2019, we issued an aggregate of 60,975 shares of common stock to directors who elected shares as a form of payment for services provided in 2018.

Earnings per Share

For the three months ended March 31, 2019 and 2018, basic and diluted net loss per share was computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. The following table sets forth the computation of basic and diluted loss per share of common stock for the three months ended March 31, 2019 and 2018 (in thousands, except per share amounts):

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2019
(dollars in tables in thousands, except share data)

	Three Months Ended March 31,
	2019	2018
Numerator
Net loss	$(11,193)	$(13,349)
Deemed dividend on redeemable preferred stock	(598)	—
Net loss attributable to common stockholders	$(11,791)	$(13,349)

Denominator
Basic weighted average common shares outstanding	82,203,069	82,148,869
Dilutive common shares - restricted stock and option awards (A)	—	—
Diluted weighted average common shares outstanding	82,203,069	82,148,869

Net loss per share of common stock
Basic	$(0.14)	$(0.16)
Diluted	$(0.14)	$(0.16)

(A)
During the three months ended March 31, 2019 and 2018, 892,626 and 589,178 dilutive shares, respectively, were excluded given our loss position, so basic and diluted EPS were the same for each reporting period.

11.	COMMITMENTS AND CONTINGENCIES

As of March 31, 2019, management believes there are no material contingencies that would affect our results of operations, cash flows or financial position.

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
March 31, 2019
(dollars in tables in thousands, except share data)

continue to defend us in these matters, or that such parties will have sufficient assets, income and access to financing to enable them to satisfy their defense and indemnification obligations to us.

Environmental Costs

As a commercial real estate owner, we are subject to potential environmental costs. As of March 31, 2019, management is not aware of any environmental concerns that would have a material adverse effect on our financial position or results of operations.

Capital Improvement and Repair Commitments

We have agreed to make $1.0 million available for capital improvements during the 15 year lease period to the triple net lease property under Watermark, none of which has been funded as of March 31, 2019. Upon funding these capital improvements, we will be entitled to a rent increase.

Leases

As the lessee, we currently lease our corporate office space located in New York, New York under an operating lease agreement. The lease requires fixed monthly rent payments, expires on June 30, 2024 and does not have any renewal option. We also currently lease equipment (dishwashers, copy machines and buses) used at certain of our Managed Properties under operating lease agreements. Our leases have remaining lease terms ranging from one month to 5.3 years. We do not include any renewal options in our lease terms for calculating our lease liability as we are not reasonably certain if we will exercise these renewal options at this time.

As of March 31, 2019, our future minimum lease payments under our operating leases are as follows:

Year	Operating Leases
2019 (nine months)	$488
2020	599
2021	552
2022	489
2023	466
Thereafter	545
Total future minimum lease payments	$3,139
Less imputed interest	(715)
Total operating lease liability	$2,424

12.	SUBSEQUENT EVENTS

These consolidated financial statements include a discussion of material events, if any, which have occurred subsequent to March 31, 2019 (referred to as subsequent events) through the issuance of the consolidated financial statements.

On May 1, 2019, our board of directors declared a cash dividend on our common stock of $0.13 per share for the quarter ended March 31, 2019. The dividend is payable on June 21, 2019 to stockholders of record on June 7, 2019.

On April 23, 2019, we reached an agreement to settle a derivative lawsuit brought on behalf of the Company against members of our board of directors, Fortress and its affiliates, and Holiday. The settlement provides for the payment of $53.0 million to us, which will be reduced by the plaintiff’s fee and expense of $14.5 million, and is subject to the approval of the Delaware Court of Chancery.

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

Recent Developments

Through December 31, 2018, we were externally managed and advised by an affiliate of Fortress Investment Group LLC (the “Former Manager”). On November 19, 2018, we entered into definitive agreements with the Former Manager to internalize our management, effective December 31, 2018 (the “Internalization”). In connection with the Internalization, we also entered into a Transition Services Agreement with the Former Manager to continue to provide certain services for a transition period.

During the first quarter of 2019, we transitioned nine managed properties to new operators. Four properties were transitioned to Integral, three properties were transitioned to Grace, and two properties were transitioned to Phoenix.

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

According to data from the National Investment Center for Seniors Housing and Care (“NIC”), occupancy in the first quarter decreased 20 basis points year over year. New Senior’s occupancy results underperformed the industry in the first quarter of 2019, with same store managed occupancy down 30 basis points year over year.

Industry occupancy for independent living (“IL”) facilities was down 10 basis points year over year, while industry occupancy for assisted living (“AL”) facilities was down 20 basis points year over year. Industry occupancy is expected to remain flat over the next four quarter for IL, and to increase 30 basis points for AL.

Industry-wide, new supply remains elevated but continues to decrease. Units under construction represent 6.2% of inventory, but the ratio has decreased 110 basis points from a peak in the third quarter of 2016. The ratio of AL construction to inventory (7.0%) remains significantly higher than that for IL (5.6%).

Pressures from new competition remain significant for AL facilities in particular, including for some of those in our managed portfolio. Industry-wide for AL facilities, occupancy is near its lowest level since 2006 and labor cost growth is near its highest level since 2007. However, industry rate growth has continued to improve throughout 2018, increasing 3.0% year over year, with IL (up 3.5%) outperforming AL (up 2.5%).

The value of our existing portfolio could be impacted by new construction, as well as increased availability and popularity of home health care or other alternatives to senior housing, by hampering occupancy and rate growth, along with increasing operating expenses.

RESULTS OF OPERATIONS

Segment Overview

We evaluate our business operations and allocate resources based on three segments: (i) Managed IL Properties, (ii) Managed AL/MC Properties and (iii) Triple Net Lease Properties. Under our Managed Properties segments, we own a total of 132 properties comprising of 102 IL properties and 30 AL/MC properties, which are managed by Property Managers under property management agreements. Under our Triple Net Lease Properties segment, we own and lease one property under a triple net master lease agreement.

Effective May 14, 2018, we terminated our triple net leases with respect to the properties in the Holiday Portfolio and concurrently entered into property management agreements with Holiday with respect to such properties. The NOI for such properties following the Lease Termination has been included in the Managed IL Properties segment. This resulted in a significant increase in the segment NOI of the Managed IL Properties with a corresponding decrease in the segment NOI of the Triple Net Lease Properties during the three months ended March 31, 2019.

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

Our Managed Properties segments are comprised of independent living and assisted living senior housing properties that are operated by property managers to whom we pay a management fee. Our Triple Net Lease Properties segment is comprised of senior housing properties leased on a long-term basis, and our tenants are typically responsible for bearing property-related expenses including maintenance, utilities, taxes, insurance, repairs, capital improvements and the payroll expense of property-level employees. Depreciation and amortization, interest expense, acquisition, transaction and integration expense, termination fee, management fees and incentive compensation to affiliates, general and administrative expense, loss on extinguishment of debt, impairment of real estate, other expense (income), gain on sale of real estate, gain on lease termination and income tax expense (benefit) are not allocated to individual segments for purposes of assessing segment performance. Because of such differences in our exposure to property operating results, each segment requires a different type of management focus. As such, these segments are managed separately. In deciding how to allocate resources and assess performance, our chief operating decision maker regularly evaluates the performance of our reportable segments on the basis of NOI.

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

Three months ended March 31, 2019 compared to three months ended March 31, 2018

The following table provides a reconciliation of our segment NOI to net loss, and compares the results of operations for the respective periods:

	Three Months Ended March 31,		Increase (Decrease)
(dollars in thousands)	2019	2018	Amount	Percentage
Segment NOI for Managed Properties
IL Properties	$33,025	$16,335	$16,690	102.2%
AL/MC Properties	5,665	6,909	(1,244)	(18.0)%
Segment NOI for Triple Net Lease Properties	1,582	23,875	(22,293)	(93.4)%
Total segment NOI	40,272	47,119	(6,847)	(14.5)%
Expenses
Depreciation and amortization	20,787	26,725	(5,938)	(22.2)%
Interest expense	23,719	21,923	1,796	8.2%
General and administrative expense	4,984	3,752	1,232	32.8%
Acquisition, transaction and integration expense	650	2,888	(2,238)	(77.5)%
Management fees and incentive compensation to affiliate	—	3,752	(3,752)	NM
Other expense	1,245	1,380	(135)	(9.8)%
Total expenses	51,385	60,420	(9,035)	(15.0)%
Loss before income taxes	(11,113)	(13,301)	2,188	(16.4)%
Income tax expense	80	48	32	66.7%
Net loss	$(11,193)	$(13,349)	$2,156	(16.2)%
_______________
NM – Not meaningful

Managed IL Properties

The following table presents same store and total portfolio results as of and for the three months ended March 31, 2019 and 2018:

	Same Store Portfolio				Total Portfolio
(dollars in thousands, except per bed data)	2019	2018	Change	%	2019	2018	Change	%
Resident fees and services	$43,425	$42,555	$870	2.0%	$83,744	$42,555	$41,189	96.8%
Less: Property operating expense	25,905	26,220	(315)	(1.2)%	50,719	26,220	24,499	93.4%
NOI	$17,520	$16,335	$1,185	7.3%	$33,025	$16,335	$16,690	102.2%

Total properties	51	51			102	51
Average available beds	6,127	6,126			11,974	6,126
Average occupancy (%)	86.7	87.3			87.0	87.3
Average monthly revenue per occupied bed	$2,726	$2,653			$2,680	$2,653

Resident fees and services

Total resident fees and services increased $41.2 million. This increase is attributable to the fees from the Holiday Portfolio, which are included in the Managed IL Properties segment following the Lease Termination.

Same store resident fees and services increased $0.9 million, primarily due to an increase in average rental rates.

Property operating expense

Property operating expense increased $24.5 million. This increase is attributable to the property operating expense related to the Holiday Portfolio, which is included in the Managed IL Properties segment following the Lease Termination.

Same store property operating expense decreased $0.3 million, primarily due to lower raw food costs.

Segment NOI

Total segment NOI and same store segment NOI increased by $16.7 million and $1.2 million, respectively. See above for the variance explanations.

Managed AL/MC Properties

The following table presents same store and total portfolio results as of and for the three months ended March 31, 2019 and 2018:

	Same Store Portfolio				Total Portfolio
(dollars in thousands, except per bed data)	2019	2018	Change	%	2019	2018	Change	%
Resident fees and services	$23,344	$23,229	$115	0.5%	$32,293	$32,788	$(495)	(1.5)%
Less: Property operating expense	18,258	17,496	762	4.4%	26,628	25,879	749	2.9%
NOI	$5,086	$5,733	$(647)	(11.3)%	$5,665	$6,909	$(1,244)	(18.0)%

Total properties	19	19			30	30
Average available beds	2,297	2,296			3,418	3,417
Average occupancy (%)	81.6	82.3			78.2	80
Average monthly revenue per occupied bed	$4,150	$4,097			$4,025	$4,000

Resident fees and services

Total resident fees and services decreased $0.5 million. This decrease is attributable to a decrease in average occupancy rates, which was partially offset by an increase in average rental rates.

Same store resident fees and services was relatively flat as a decrease in average occupancy rates was offset by an increase in average rental rates.

Property operating expense

Property operating expense increased $0.7 million, primarily due to higher labor costs.

Same store property operating expense increased $0.8 million, primarily due to higher labor costs.

Segment NOI

Total segment NOI and same store segment NOI decreased $1.2 million and $0.6 million, respectively. See above for the variance explanations.

Triple Net Lease Properties

The following table presents same store and total portfolio results as of and for the three months ended March 31, 2019 and 2018:

	Same Store Portfolio				Total Portfolio
(dollars in thousands)	2019	2018	Change	%	2019	2018	Change	%
Rental revenue	$1,582	$1,581	$1	0.1%	$1,582	$23,875	$(22,293)	(93.4)%
NOI	$1,582	$1,581	$1	0.1%	$1,582	$23,875	$(22,293)	(93.4)%

Total properties	1	1			1	52
Average available beds	463	463			463	6,309
Average occupancy (%)	86.5	90.0			86.4	85.4

Total segment NOI decreased $22.3 million, primarily due to the Lease Termination effective on May 14, 2018. As a percentage of rental revenue, segment NOI was 100% of revenue for each fiscal year as the lessee operates the property and bears the related costs, including maintenance, utilities, taxes, insurance, repairs, capital improvements and the payroll expense of property-level employees.

Expenses

Depreciation and amortization

Depreciation and amortization decreased $5.9 million, primarily due to certain intangibles becoming fully amortized.

Interest expense

Interest expense increased $1.8 million, primarily due to higher interest rates. The weighted average effective interest rate for the three months ended March 31, 2019 and 2018 was 4.98% and 4.56%, respectively.

General and administrative expense

General and administrative expense increased $1.2 million, primarily due to additional compensation expense including the amortization of equity-based compensation as a result of the Internalization.

Acquisition, transaction and integration expense

Acquisition, transaction and integration expense decreased $2.2 million, primarily due to costs associated with the strategic review during the three months ended March 31, 2018.

Management fees and incentive compensation to affiliate

Management fees and incentive compensation to affiliate decreased $3.8 million due to the termination of the Management Agreement with the Former Manager as a result of the Internalization effective December 31, 2018.

Other expense

Other expense decreased $0.1 million, primarily due to lower bank interest income.

Other

Income tax expense

We are organized and conduct our operations to qualify as a REIT under the requirements of the Code. However, certain of our activities are conducted through our TRS and therefore are subject to federal and state income taxes. Income tax expense remained unchanged during the comparative periods.

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity needs are to (i) fund operating expenses, (ii) meet debt service requirements, (iii) fund recurring capital expenditures and investment activities, if applicable, and (iv) make distributions to stockholders. As of March 31, 2019, we had approximately $41.5 million in liquidity, consisting of unrestricted cash and cash equivalents. A portion of this amount is held in operating accounts used to fund expenses at our managed properties and, therefore, may not be available for distribution to stockholders.

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

Debt Obligations

Our mortgage notes payable contain various customary financial and other covenants, and in certain cases include a Debt Service Coverage Ratio, Project Yield or Minimum Net Worth and Liquid Assets provision, as defined in the agreements. As of March 31, 2019, we were in compliance with all of such covenants.

Capital Expenditures

For our Managed Properties segments, we anticipate that capital expenditures will be funded through operating cash flows from the Managed Properties. Capital expenditures, net of insurance proceeds in the Managed IL Properties and Managed AL/MC Properties segments were $5.0 million and $1.3 million, respectively, for the three months ended March 31, 2019.

With respect to our Triple Net Lease Properties segment, the terms of these arrangements typically require the tenants to fund all necessary capital expenditures in order to maintain and improve the applicable senior housing properties. To the extent that our tenant is unwilling or unable to fund these capital expenditure obligations under the existing lease arrangement, we may fund capital expenditures. We do not expect these expenditures to be material. For further information regarding capital expenditures related to our triple net lease property, see “Contractual Obligations” below and Note 11 to the consolidated financial statements.

Cash Flows

The following table provides a summary of our cash flows:

	Three Months Ended March 31,		Increase (Decrease)
(dollars in thousands)	2019	2018	Amount
Net cash provided by (used in)
Operating activities	$(11,095)	$15,730	$(26,825)
Investing activities	(6,647)	(3,561)	(3,086)
Financing activities	(14,241)	(29,385)	15,144
Net decrease in cash, cash equivalents and restricted cash	(31,983)	(17,216)	(14,767)
Cash, cash equivalents and restricted cash, beginning of period	92,656	157,485	(64,829)
Cash, cash equivalents and restricted cash, end of period	$60,673	$140,269	$(79,596)

Operating activities

Net cash used in operating activities was $11.1 million and net cash provided by operating activities was $15.7 million for the three months ended March 31, 2019 and 2018, respectively. The period-over-period change of $26.8 million was primarily due to a one-time Termination Fee of $10.0 million paid to the Former Manager as a result of the Internalization, $6.0 million of costs associated with the strategic review, and lower NOI during the three months ended March 31, 2019.

Investing activities

Net cash used in investing activities was $6.6 million and $3.6 million for the three months ended March 31, 2019 and 2018, respectively. The period-over-period increase in net cash used of $3.1 million was due to an increase in capital expenditures primarily on the Holiday Portfolio as a result of the Lease Termination effective May 14, 2018.

Financing activities

Net cash used in financing activities was $14.2 million and $29.4 million for the three months ended March 31, 2019 and 2018, respectively. The period-over-period decrease in net cash used of $15.1 million was primarily due to a decrease of $10.7 million in dividends paid due to dividends declared per share of common stock of $0.13 and $0.26 for the three months ended March 31, 2019 and 2018, respectively, and a decrease in principal payments of mortgage notes payable of $4.4 million.

REIT Compliance Requirements

We are organized and conduct our operations to qualify as a REIT for U.S. federal income tax purposes. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, excluding net capital gains. We intend to pay dividends greater than all of our REIT taxable income to holders of our common stock in 2019, if, and to the extent, authorized by our board of directors. We note that a portion of this requirement may be able to be met in future years with stock dividends, rather than cash distributions, subject to limitations. We expect that our operating cash flows will exceed REIT taxable income due to depreciation and other non-cash deductions in computing REIT taxable income. However, before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our obligations. If we do not have sufficient liquid assets to enable us to satisfy the 90% distribution requirement, or if we decide to retain cash, we may sell assets, issue additional equity securities or borrow funds to make cash distributions, or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

Income Tax

We are organized and conduct our operations to qualify as a REIT under the requirements of the Code. Currently, certain of our activities are conducted through our TRS and therefore are subject to federal and state income taxes at regular corporate tax rates.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2019, we do not have any off-balance sheet arrangements. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, special purpose or variable interest entities established to facilitate off-balance sheet arrangements. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intend to provide additional funding to any such entities.

CONTRACTUAL OBLIGATIONS

As of March 31, 2019, we had the following material contractual obligations, including estimates of interest payments on our floating rate debt (dollars in thousands):

	Period from April 1, 2019 to December 31, 2019	2020	2021	2022	2023	Thereafter	Total
Principal payments	$7,268	$12,505	$20,062	$22,016	$19,817	$37,179	$118,847
Balloon payments	—	—	69,000	616,620	—	1,098,354	1,783,974
Subtotal	7,268	12,505	89,062	638,636	19,817	1,135,533	1,902,821
Interest (A)	68,181	90,273	89,369	64,056	53,388	96,828	462,095
Leases	488	599	552	489	466	545	3,139
Total obligations (B)	$75,937	$103,377	$178,983	$703,181	$73,671	$1,232,906	$2,368,055

(A)
Estimated interest payments on floating rate debt are calculated using LIBOR rates in effect at March 31, 2019 and may not be indicative of actual payments. Actual payments may vary significantly due to LIBOR fluctuations. See Note 9 to the consolidated financial statements for further information about interest rates.

(B)	Total obligations include an estimate of interest payments on floating rate debt, see Note A above.

In addition to our contractual obligations, we are a party to property management agreements with property managers. See Note 11 to the consolidated financial statements for information related to our capital improvement and repair commitments.

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

We define Normalized FFO as FFO excluding the following income and expense items, as applicable: (a) acquisition, transaction and integration related expenses; (b) the write off of unamortized discounts, premiums, deferred financing costs, or additional costs, make whole payments and penalties or premiums incurred as the result of early repayment of debt (collectively “Gain (Loss) on extinguishment of debt”); (c) incentive compensation recognized as a result of sales of real estate; (d) the remeasurement of deferred tax assets; (e) valuation allowance on deferred tax assets, net; (f) termination fee to the Former Manager; (g) gain on lease termination; (h) compensation expense related to transition awards; and (i) other items that we believe are not indicative of operating performance, generally reported as “Other expense (income)” in our Consolidated Statements of Operations.

We also use Adjusted FFO (“AFFO”) as supplemental measures of our operating performance. We believe AFFO is useful because it facilitates the evaluation of (i) the current economic return on our portfolio of assets between periods on a consistent basis and (ii) our portfolio versus those of other real estate companies that report AFFO. However, comparability may be limited because our calculation of AFFO may differ significantly from that of other companies, or because of features of our business that are not present in other companies.

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

The following table sets forth a reconciliation of net income (loss) to Adjusted FFO:

	Three Months Ended March 31,
(dollars in thousands)	2019	2018
Net loss attributable to common stockholders	$(11,791)	$(13,349)
Depreciation and amortization	20,787	26,725
FFO	8,996	13,376
Acquisition, transaction and integration expense	650	2,888
Compensation expense related to transition awards	601	—
Other expense	1,306	1,380
Normalized FFO	11,553	17,644
Straight line rental revenue	(173)	(3,326)
Amortization of deferred financing costs	1,208	2,132
Amortization of deferred community fees and other	569	353
Adjusted FFO	$13,157	$16,803

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

The following table sets forth a reconciliation of net income (loss) to Adjusted EBITDA:

	Three Months Ended March 31,
(dollars in thousands)	2019	2018
Net loss attributable to common stockholders	$(11,791)	$(13,349)
Depreciation and amortization	20,787	26,725
FFO	8,996	13,376
Acquisition, transaction and integration expense	650	2,888
Amortization of transitions awards	601	—
Other expense	1,306	1,380
Normalized FFO	11,553	17,644
Interest expense	23,719	21,923
Income tax expense	80	48
Adjusted EBITDA	$35,352	$39,615

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

There were no material changes to our critical accounting policies disclosed in our Form 10-K for the year ended December 31, 2018.

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

As of March 31, 2019, we had $1.4 billion of floating rate debt, representing 75.6% of our total indebtedness, with a weighted average coupon rate of 4.84%. A 100 basis point change in interest rates would change annual interest expense by $14.4 million on an annualized basis.

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

As previously described in Item 3 of our Form 10-K for the year ended December 31, 2018, a derivative lawsuit, captioned Cumming v. Edens, et al., C.A. No. 13007-VCS, was brought on behalf of the Company against members of the Company’s Board of Directors, Fortress Investment Group LLC and its affiliates and Holiday Acquisition Holdings LLC. On April 23, 2019, we reached an agreement to settle the derivative lawsuit. The settlement provides for the payment of $53.0 million to the Company and the recommendation of certain corporate governance changes in exchange for customary releases. The settlement remains subject to the approval of the Delaware Court of Chancery, with the proposed cash payment to be reduced by any amounts awarded by the Court to counsel for the plaintiff in the action. After negotiation of the principal terms of the settlement, the Company agreed that plaintiff’s counsel will request that the Court approve a fee and expense award equal to $14.5 million, which is inclusive of attorneys’ fees and out of pocket expenses.

ITEM 1A. RISK FACTORS

You should carefully consider the following risks and other information in this Form 10-Q in evaluating us and our common stock. Any of the following risks, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition. The risk factors generally have been separated into the following groups: risks related to our business, risks related to our Former Manager, risks related to our taxation as a REIT and risks related to our common stock. However, these categories do overlap and should not be considered exclusive.

RISKS RELATED TO OUR BUSINESS

We may not realize some or all of the targeted benefits of the Internalization.

As part of the Internalization, we terminated the Management Agreement and entered into a related Transition Services Agreement, pursuant to which the Former Manager would continue to provide certain services and personnel (primarily related to information technology, legal, compliance, accounting and tax) at cost during a transition period following the Internalization. The failure to effectively complete the transition of these services to a fully internal basis, efficiently manage the transition with the Former Manager or find adequate internal replacements for these services, could impede our ability to achieve the targeted cost savings of the Internalization and adversely affect our operations.  In addition, complexities arising from the Internalization could increase our overhead costs and detract from management’s ability to focus on operating our business. There can be no assurance we will be able to realize the expected cost savings of the Internalization.

We are reliant on certain transition services provided by the Former Manager pursuant to a transition services agreement, and we may not find a suitable provider for these transition services if the Former Manager ceases to provide the transition services under the terms of such agreement.

We remain reliant on the Former Manager during the term of the Transition Services Agreement, and the loss of these transition services could adversely affect our operations. We are subject to the risk that the Former Manager will default on its obligation to provide the transition services to which we are entitled under the Transition Services Agreement, or that the transition services agreement will be terminated pursuant to its terms, and that we will not be able to find a suitable replacement for the transition services provided under the transition services agreement in a timely manner, at a reasonable cost or at all. In addition, the Former Manager’s liability to us if it defaults on its obligation to provide transition services to us during the expected transition period may be limited by the terms of the transition services agreement, and we may not recover the full cost of any losses related to such a default. We may also be adversely affected by operational risks, including cyber security attacks, that could disrupt the Former Manager’s financial, accounting and other data processing systems during the period of the transition services.

We may not be able to attract and retain management and other key employees.

Our employees, particularly our management, are vital to our success and difficult to replace. We may be unable to retain them or to attract other highly qualified individuals, particularly if we do not offer employment terms competitive with the rest of the market. Failure to attract and retain highly qualified employees, or failure to develop and implement a viable succession plan, could result in inadequate depth of institutional knowledge or skill sets, adversely affecting our business.

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

We rely on a limited number of operators and are subject to Holiday and Blue Harbor concentration risk.

Both Holiday and Blue Harbor serve as the managers of properties representing a significant portion of the NOI from our Managed Properties segments (which currently accounts for all but one of our properties). For the three months ended March 31, 2019 and 2018, Holiday served as the manager of properties representing 84.2% and 71.6%, respectively, of the NOI from our Managed Properties segments. As of March 31, 2019, Holiday managed 99 of the 132 properties in our Managed Properties segments, including the 51 properties that were previously in our Triple Net Lease segment. For the three months ended March 31, 2019 and 2018, Blue Harbor served as the manager of properties representing 12.0% and 23.3%, respectively, of the NOI from our Managed Properties segments. As of March 31, 2019, Blue Harbor managed 19 of the 132 properties in our Managed Properties segments. Holiday is majority-owned by private equity funds managed by our Former Manager (or its affiliates) and Blue Harbor is an affiliate of our Former Manager.

As of March 31, 2019, all of our managed properties were subject to management agreements with Holiday, Blue Harbor, JEA, Grace, Watermark, Integral or Phoenix. We rely on our property managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our senior housing operations efficiently and effectively. We also rely on our property managers to set appropriate resident fees and to otherwise operate our senior housing communities in compliance with the terms of our property management agreements and all applicable laws and regulations. We also have various rights as the property owner under our property management agreements, including various rights to set budget guidelines and to terminate and exercise remedies under those agreements as provided therein. However, any failure, inability or unwillingness on the part of our property managers to satisfy their respective obligations under those agreements, or any change of control, acquisition, wind down or other change in the business operations of our property managers to efficiently and effectively manage our properties or to provide timely and accurate accounting information with respect thereto, could have a material adverse effect on us.

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

We are dependent on our operators for the performance of our assets, and, as a REIT, we are not able to operate our managed properties.

During the three months ended March 31, 2019, 96.1% of our NOI was attributable to our managed portfolio. We have engaged third parties to operate all of our managed assets on our behalf. The income generated by our managed properties, which we expect will increase following the Lease Termination, depends on the ability of our property managers to successfully manage these properties, which is a complex task. Although we have various rights pursuant to our property management agreements, we rely upon our property managers’ personnel, expertise, technical resources and information systems, compliance procedures and programs, proprietary information, good faith and judgment to manage our senior housing operations efficiently and effectively. We also rely on our property managers to provide accurate property-level financial results for our properties in a timely manner and to otherwise operate our properties in compliance with the terms of our property management agreements and all applicable laws and regulations. We rely on our property managers to attract and retain skilled management personnel and property level personnel who are responsible for the day-to-day operations of our properties. A failure to effectively manage property operating expense, including, without limitation, labor costs and resident referral fees, or significant changes in our property managers’ ability to manage our properties efficiently and effectively, could adversely affect the income we receive from our properties and have a material adverse effect on us. Any adverse developments in our property managers’ business and affairs or financial condition could impair such property manager’s ability to manage our properties efficiently and effectively and in compliance with applicable laws, which could have a material adverse effect on our business, results of operations or financial condition.

While we monitor our property managers’ performance, we have limited recourse under our property management agreements to address poor performance. In some cases, poor performance may give rise to a termination right, but termination may be an unattractive remedy since we may not be able to identify a suitable alternative operator and transitioning management is subject to risks.

U.S. federal income tax laws generally restrict REITs and their subsidiaries from operating healthcare properties. Accordingly, as a REIT, we are not able to manage our AL/MC senior housing properties. Our AL/MC investments are structured to be compliant with the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”), which permits a REIT to lease properties to a TRS if the TRS hires an “eligible independent contractor” (“EIK”) to manage the property. Under this structure, the REIT (i.e., a disregarded subsidiary of New Senior) is the property owner, and it leases the property to the TRS (another subsidiary of New Senior). The REIT receives rent from the TRS, and the TRS is entitled to the income from the properties, less the rent paid to the REIT and a management fee paid to the EIK. In addition, the TRS pays tax on its taxable income.

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

The Health Reform Laws provide states with an increased federal medical assistance percentage under certain conditions. On June 28, 2012, The United States Supreme Court upheld the individual mandate of the Health Reform Laws but partially invalidated the expansion of Medicaid. The ruling on Medicaid expansion allows states not to participate in the expansion-and to forgo funding for the Medicaid expansion-without losing their existing Medicaid funding. Thus far, more than one-half of the states are fully participating in the Medicaid expansion. Given that the federal government substantially funds the Medicaid expansion, it is unclear whether any state will pursue this option, although at least some appear to be considering this option at this time. The participation by states in the Medicaid expansion could have the dual effect of increasing our property managers’ and tenants’ revenues, through new patients, but further straining state budgets. Since 2017, participating states are responsible for part of those additional costs, and will be expected to pay 10% of additional costs beginning in 2020. With increasingly strained budgets, it is unclear how states will pay their share of these additional Medicaid costs and what other healthcare expenditures could be reduced as a result. A significant reduction in other healthcare related spending by states to pay for increased Medicaid costs could affect our property managers’ and tenants’ revenue streams, which could materially and adversely affect our business, financial condition and results of operations.

In addition, there is considerable uncertainty regarding the future of the Health Reform Laws. The current presidential administration and certain members of Congress have stated their intent to repeal or make significant changes to the Health Reform Laws, their implementation or their interpretation. On December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled the individual mandate provisions, and therefore the entirety of the Affordable Care Act, was no longer constitutional after Congress eliminated the individual mandate penalty, effective as of 2019. This ruling has been appealed to the U.S. Court of Appeals for the Fifth Circuit, and will likely be appealed to the United States Supreme Court. Although the Health Reform Laws remain in place pending this appeal, we are unable to predict the final outcome of this legal challenge and its potential impact on our business, financial condition and results of operations.

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

Following the Lease Termination, effective as of May 14, 2018, the remaining property in our Triple Net Lease segment is leased on a triple net basis to an operator. Rental income from our triple net leases represented 3.9% of our NOI during the three months ended March 31, 2019.

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

The Tax Cuts and Jobs Act (the “Tax Act”), which was enacted in 2017, made substantial changes to the Internal Revenue Code. Among those changes are a significant permanent reduction in the generally applicable corporate tax rate, changes in the taxation of individuals and other non-corporate taxpayers that generally but not universally reduce their taxes on a temporary basis subject to “sunset” provisions, the elimination or modification of various currently allowed deductions (including substantial limitations on the deductibility of interest and, in the case of individuals, the deduction for personal state and local taxes), certain additional limitations on the deduction of net operating losses and preferential rates of taxation on most ordinary REIT dividends and certain business income derived by non-corporate taxpayers in comparison to other ordinary income recognized by such taxpayers. The effect of these, and the many other changes in the Tax Act remain highly uncertain both in terms of their direct effect on the taxation of an investment in our common stock and their indirect effect on the value of our assets or market conditions generally. Furthermore, many of the provisions of the Tax Act still require guidance through the issuance of Treasury regulations in order to assess their effect. There may be a substantial delay before such regulations are promulgated, increasing the uncertainty as to the ultimate effect of the statutory amendments on us. There may also be technical corrections legislation proposed with respect to the Tax Act, the effect of which cannot be predicted and may be adverse to us or our stockholders.

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

We cannot assure you that we will be able to successfully operate our business, execute our investment strategy or generate sufficient liquidity to make or sustain distributions to our stockholders. Our ability to make distributions to our stockholders depends, in part, on the liquidity we generate on a recurring basis as well as the liquidity generated from episodic asset sales. The liquidity we generate on a recurring basis, which is generally equal to our cash flows from operating activities, less capital expenditures and principal payments on our debt, has consistently been less than the amount of distributions to our stockholders in prior quarters. We have funded the shortfall using cash on hand. A portion of that amount is held in operating accounts used to fund expenses at our managed properties and, therefore, may not be available for distribution to stockholders. For further information about factors that could affect our liquidity, see Part I, Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” and Item 3., “Quantitative and Qualitative Disclosures About Market Risk.”

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

As of March 31, 2019, there are issued and outstanding, 400,000 shares of Redeemable Series A Preferred Stock. Additionally, we may in the future incur or issue debt or issue equity or equity-related securities. Upon our liquidation, dissolution or winding up, lenders and holders of our debt and holders of our preferred stock, including holders of the outstanding shares of our Redeemable Series A Preferred Stock, would receive a distribution of our available assets before common stockholders. Any future incurrence or issuance of debt would increase our interest cost and could adversely affect our results of operations and cash flows. We are not required to offer any additional equity securities to existing common stockholders on a preemptive basis. Therefore, additional issuances of common stock, directly or through convertible or exchangeable securities (including limited partnership interests in our operating partnership), warrants or options, will dilute the holdings of our existing common stockholders and such issuances, or the perception of such issuances, may reduce the market price of our common stock. Our outstanding Redeemable Series A Preferred Stock provides that, subject to certain exceptions, no dividend or other distribution may be declared, made or paid or set apart for payment upon a class of capital stock ranking junior to or on parity with the Redeemable Series A Preferred Stock. Additionally, any preferred stock issued by us in the future would likely have a preference on distribution payments, periodically or upon liquidation, which could eliminate or otherwise limit our ability to make distributions to common stockholders. Because our decision to incur or issue debt or issue equity or equity-related securities, including additional preferred stock, in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. Thus, common stockholders bear the risk that our future incurrence or issuance of debt or issuance of equity or equity-related securities, including additional preferred stock, will adversely affect the market price of our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits filed with this Form 10-Q:
2.1
Separation and Distribution Agreement, dated October 16, 2014, between the Registrant and Drive Shack (incorporated by reference to Drive Shack’s Quarterly Report on Form 10-Q, Exhibit 2.2, filed on November 5, 2014).

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to New Senior’s Quarterly Report on Form 10-Q, Exhibit 3.1, filed on November 25, 2014).
3.2	Certificate of Designation for the Series A Preferred Stock (incorporated by reference to New Senior’s Current Report on Form 8-K, Exhibit 3.1, filed on January 3, 2019).
3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to New Senior’s Quarterly Report on Form 10-Q, Exhibit 3.2, filed on November 25, 2014).
10.1	Management Agreement between the Registrant and FIG LLC, dated as of November 6, 2014 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed November 12, 2014).
10.2
Lease Termination Agreement, dated as of May 9, 2018, by and among NCT Master Tenant I LLC and NCT Master Tenant II LLC (as Tenants), Holiday AL Holdings LP (as Guarantor) and the other parties named therein (incorporated by reference to New Senior’s Annual Report on Form 10-K, Exhibit 10.2, filed on February 26, 2019).

10.3
Termination and Cooperation Agreement, dated November 19, 2018, by and between New Senior Investment Group Inc. and FIG LLC (incorporated by reference to New Senior’s Current Report on Form 8-K, Exhibit 10.1, filed November 20, 2018).

10.4
Transition Services Agreement, dated December 31, 2018, by and between New Senior Investment Group Inc. and FIG LLC (incorporated by reference to New Senior’s Current Report on Form 8-K, Exhibit 10.1, filed January 3, 2019).

10.5*
Letter Agreement, dated November 16, 2018, by and between New Senior Investment Group Inc. and Susan Givens (incorporated by reference to New Senior’s Annual Report on Form 10-K, Exhibit 10.5, filed on February 26, 2019).

10.6*
Letter Agreement, dated December 18, 2018, by and between New Senior Investment Group Inc. and David Smith (incorporated by reference to New Senior’s Annual Report on Form 10-K, Exhibit 10.6, filed on February 26, 2019).

10.7*
Letter Agreement, dated December 18, 2018, by and between New Senior Investment Group Inc. and Bhairav Patel (incorporated by reference to New Senior’s Annual Report on Form 10-K, Exhibit 10.7, filed on February 26, 2019).

10.8*
Form of Indemnification Agreement by and between New Senior Investment Group Inc. and its directors and officers (incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form 10, Exhibit 10.2, filed July 29, 2014).

10.9*
Amended and Restated New Senior Investment Group Inc. Nonqualified Stock Option and Incentive Award Plan (incorporated by reference to New Senior’s Registration Statement on Form S-8, Exhibit 99.1, filed January 22, 2019).

10.10*	Form of Restricted Stock Award Agreement (incorporated by reference to New Senior’s Annual Report on Form 10-K, Exhibit 10.10, filed on February 26, 2019).
10.11*	Form of Option Award Agreement (incorporated by reference to New Senior’s Annual Report on Form 10-K, Exhibit 10.11, filed on February 26, 2019).
10.12
Multifamily Loan and Security Agreement - Seniors Housing, dated as of March 27, 2015, by and between NIC 11 Ashford Court Owner LLC, as Borrower, and Walker & Dunlop, LLC, as Lender (incorporated by reference to New Senior’s Current Report on Form 8-K, Exhibit 10.1, filed on May 14, 2015).

10.13
Multifamily Note - Floating Rate, dated March 27, 2015, executed by Borrower in favor of Lender, as defined therein (incorporated by reference to New Senior’s Current Report on Form 8-K, Exhibit 10.2, filed on May 14, 2015).

10.14
Multifamily Loan and Security Agreement - Seniors Housing dated as of August 12, 2015, by and between SNR 27 Alexis Gardens Owner LLC, as Borrower, and Walker & Dunlop, LLC, as Lender (incorporated by reference to New Senior’s Current Report on Form 8-K, Exhibit 10.1, filed August 17, 2015).

10.15
Multifamily Note - Fixed Rate Defeasance, dated as of August 12, 2015, executed by Borrower in favor of Lender, as defined therein (incorporated by reference to New Senior’s Current Report on Form 8-K, Exhibit 10.2, filed August 17, 2015).

10.16
Master Multifamily Loan and Security Agreement - Senior Housing, dated as of October 10, 2018, by and among the entities listed on Schedule 1 thereto, as Borrowers, and Lender (incorporated by reference to New Senior’s Current Report on Form 8-K, Exhibit 10.1, filed on October 15, 2018).

10.17
Multifamily Note - Floating Rate, dated as of October 10, 2018, executed by Borrowers in favor of Lender (incorporated by reference to New Senior’s Current Report on Form 8-K, Exhibit 10.2, filed on October 15, 2018).

10.18
Credit Agreement, dated as of December 13, 2018, by and among the Company, as borrower, Agent, the lenders that are parties therein, and KeyBanc Capital Markets Inc., as lead arranger (incorporated by reference to New Senior’s Current Report on Form 8-K, Exhibit 10.1, filed December 19, 2018).

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
*	Management contract or compensatory plan or arrangement.

In accordance with Instruction 2 to Item 601 of Regulation S-K, the Company has filed only one of 52 Multifamily Loan and Security Agreements, dated as of March 27, 2015, and the related Multifamily Notes as Exhibit 10.12 and Exhibit 10.13, respectively, as the omitted Multifamily Loan and Security Agreements and the related Multifamily Notes are substantially identical in all material respects to the loan and note included as Exhibit 10.12 and Exhibit 10.13, respectively, except as to the borrower thereto, the principal amount and certain property-specific provisions.

In accordance with Instruction 2 to Item 601 of Regulation S-K, the Company has filed only one of 28 Multifamily Loan and Security Agreements, dated as of August 12, 2015, and the related Multifamily Notes as Exhibit 10.14 and Exhibit 10.15, respectively, as the omitted Multifamily Loan and Security Agreements and the related Multifamily Notes are substantially identical in all material respects to the loan and note included as Exhibit 10.14 and Exhibit 10.15, respectively, except as to the borrower thereto, the principal amount and certain property-specific provisions.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NEW SENIOR INVESTMENT GROUP INC.

By:	/s/ Susan Givens
Susan Givens
Director and Chief Executive Officer

May 3, 2019

By:	/s/ David Smith
David Smith
Executive Vice President, Chief Financial Officer

May 3, 2019

By:	/s/ Bhairav Patel
Bhairav Patel
Executive Vice President of Finance and Accounting

May 3, 2019