Form 10-Q
period 2019-06-30
New Senior Investment Group Inc.
filed 2019-08-05
CIK 1610114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________
Commission File Number: 001-36499

New Senior Investment Group Inc.
(Exact name of registrant as specified in its charter)

Delaware	80-0912734
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

55 West 46th Street	New York	NY	10036
(Address of principal executive offices)			(Zip Code)

(646)	822-3700
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

Large accelerated filer	☒	Accelerated filer	☐
Smaller reporting company	☐	Non-accelerated filer	☐
		Emerging growth company	☐

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

Common stock, $0.01 par value per share: 83,126,259 shares outstanding as of July 28, 2019.

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

•
concentration risk with respect to Holiday Retirement (“Holiday”), which, for the six months ended June 30, 2019, accounted for 84.9% of net operating income (“NOI”) from our Managed Properties segments;

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

•	our ability to sell properties on favorable terms and to realize the anticipated benefits from any such dispositions;

•	changes in economic conditions generally and the real estate, senior housing and bond markets specifically;

•	our stock price performance and any disruption or lack of access to the capital markets or other sources of financing;

•	the impact of any current or future legal proceedings and regulatory investigations and inquiries on us, FIG LLC (our “Former Manager”) or our operators;

•	our ability to maintain effective internal control over financial reporting and our reliance on our operators for timely delivery of accurate property-level financial results; and

•
our ability to maintain our qualification as a Real Estate Investment Trust (“REIT”) for U.S. federal income tax purposes and the potentially onerous consequences that any failure to maintain such qualification would have on our business.

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

SPECIAL NOTE REGARDING EXHIBITS

In reviewing the agreements included as exhibits to this Quarterly Report on Form 10-Q, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Real estate investments:
Land	$177,956	$177,956
Buildings, improvements and other	2,352,264	2,335,813
Accumulated depreciation	(399,731)	(358,368)
Net real estate property	2,130,489	2,155,401
Acquired lease and other intangible assets	8,638	8,638
Accumulated amortization	(3,055)	(2,877)
Net real estate intangibles	5,583	5,761
Net real estate investments	2,136,072	2,161,162

Cash and cash equivalents	35,398	72,422
Receivables and other assets, net	43,447	52,674
Total Assets	$2,214,917	$2,286,258

Liabilities, Redeemable Preferred Stock and Equity
Liabilities
Debt, net	$1,871,991	$1,884,882
Due to affiliates	—	26,245
Accrued expenses and other liabilities	68,551	52,679
Total Liabilities	1,940,542	1,963,806

Commitments and contingencies (Note 15)

Redeemable preferred stock, $0.01 par value with $100 liquidation preference, 400,000 shares authorized, issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	40,500	40,000

Equity
Preferred stock, $0.01 par value, 99,600,000 shares (excluding 400,000 shares of redeemable preferred stock) authorized, none issued or outstanding as of June 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 83,126,259 and 82,148,869 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	831	821
Additional paid-in capital	899,386	898,135
Accumulated deficit	(660,078)	(616,504)
Accumulated other comprehensive loss	(6,264)	—
Total Equity	233,875	282,452

Total Liabilities, Redeemable Preferred Stock and Equity	$2,214,917	$2,286,258
See notes to consolidated financial statements (unaudited).

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Resident fees and services	$114,437	$96,484	$230,474	$171,827
Rental revenue	1,583	12,368	3,165	36,243
Total revenues	116,020	108,852	233,639	208,070

Expenses
Property operating expense	74,957	63,510	152,304	115,609
Depreciation and amortization	20,755	24,521	41,542	51,246
Interest expense	23,483	25,755	47,202	47,678
General and administrative expense	5,372	3,140	10,356	6,892
Acquisition, transaction and integration expense	411	8,683	1,061	11,571
Management fees and incentive compensation to affiliate	—	3,687	—	7,439
Loss on extinguishment of debt	335	58,544	335	58,544
Other expense	107	32	1,352	1,412
Total expenses	125,420	187,872	254,152	300,391
Loss on sale of real estate	(122)	—	(122)	—
Gain on lease termination	—	40,090	—	40,090
Loss before income taxes	(9,522)	(38,930)	(20,635)	(52,231)
Income tax expense	64	151	144	199
Net loss	(9,586)	(39,081)	(20,779)	(52,430)
Deemed dividend on redeemable preferred stock	(599)	—	(1,197)	—
Net loss attributable to common stockholders	$(10,185)	$(39,081)	$(21,976)	$(52,430)

Net loss per share of common stock
Basic and diluted (A)	$(0.12)	$(0.48)	$(0.27)	$(0.64)

Weighted average number of shares of common stock outstanding
Basic and diluted (B)	82,209,844	82,148,869	82,206,475	82,148,869

Dividends declared per share of common stock	$0.13	$0.26	$0.26	$0.52

(A)
Basic earnings per share (“EPS”) is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding. The outstanding shares used to calculate the weighted average basic shares excludes 916,415 restricted stock awards as of June 30, 2019, as those shares were issued but were not vested and therefore, not considered outstanding for purposes of computing basic loss per share as of June 30, 2019. Diluted EPS is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding plus the additional dilutive effect, if any, of common stock equivalents during each period.

(B)	Dilutive share equivalents and options were excluded given our loss position, so basic and diluted EPS were the same for each reporting period.

See notes to consolidated financial statements (unaudited).

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(9,586)	$(39,081)	$(20,779)	$(52,430)
Other comprehensive loss:
Unrealized loss on cash flow hedge	(6,264)	—	(6,264)	—
Total other comprehensive loss	(6,264)	—	(6,264)	—
Total comprehensive loss	(15,850)	(39,081)	(27,043)	(52,430)

See notes to consolidated financial statements (unaudited).

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended June 30, 2019
	Common Stock		Accumulated Deficit	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance at March 31, 2019	82,209,844	$822	$(639,086)	$898,858	$—	$260,594
Restricted stock awards issued	916,415	9	—	(9)	—	—
Amortization of equity-based compensation	—	—	—	537	—	537
Dividends declared - common stock ($0.13 per share)	—	—	(10,688)	—	—	(10,688)
Dividends declared - restricted stock awards ($0.13 per share)	—	—	(119)	—	—	(119)
Deemed/paid dividend on redeemable preferred stock	—	—	(599)	—	—	(599)
Other comprehensive loss	—	—	—	—	(6,264)	(6,264)
Net loss	—	—	(9,586)	—	—	(9,586)
Balance at June 30, 2019	83,126,259	$831	$(660,078)	$899,386	$(6,264)	$233,875

	Six Months Ended June 30, 2019
	Common Stock		Accumulated Deficit	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance at December 31, 2018	82,148,869	$821	$(616,504)	$898,135	$—	$282,452
Restricted stock awards issued	916,415	9	—	(9)	—	—
Amortization of equity-based compensation	—	—	—	986	—	986
Directors shares issued	60,975	1	—	274	—	275
Dividends declared - common stock ($0.26 per share)	—	—	(21,375)	—	—	(21,375)
Dividends declared - restricted stock awards ($0.26 per share)	—	—	(223)	—	—	(223)
Deemed/paid dividend on redeemable preferred stock	—	—	(1,197)	—	—	(1,197)
Other comprehensive loss	—	—	—	—	(6,264)	(6,264)
Net loss	—	—	(20,779)	—	—	(20,779)
Balance at June 30, 2019	83,126,259	$831	$(660,078)	$899,386	$(6,264)	$233,875

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended June 30, 2018
	Common Stock		Accumulated Deficit	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance at March 31, 2018	82,148,869	$821	$(427,776)	$898,135	$—	$471,180
Dividends declared - common stock ($0.26 per share)	—	—	(21,357)	—	—	(21,357)
Net loss	—	—	(39,081)	—	—	(39,081)
Balance at June 30, 2018	82,148,869	$821	$(488,214)	$898,135	$—	$410,742

	Six Months Ended June 30, 2018
	Common Stock		Accumulated Deficit	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance at December 31, 2017	82,148,869	$821	$(393,068)	$898,132	$—	$505,885
Fair value of stock options issued	—	—	—	3	—	3
Dividends declared - common stock ($0.52 per share)	—	—	(42,716)	—	—	(42,716)
Net loss	—	—	(52,430)	—	—	(52,430)
Balance at June 30, 2018	82,148,869	$821	$(488,214)	$898,135	$—	$410,742

See notes to consolidated financial statements (unaudited).

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2019	2018
Cash Flows From Operating Activities
Net loss	$(20,779)	$(52,430)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of tangible assets and amortization of intangible assets	41,542	51,281
Amortization of deferred financing costs	2,305	5,294
Amortization of deferred revenue, net	1,035	1,196
Non-cash straight line rental revenue	(321)	(5,019)
Non-cash adjustment on lease termination (A)	—	29,910
Loss on extinguishment of debt	335	58,544
Provision for bad debt	—	900
Amortization of equity-based compensation	986	—
Loss on sale of real estate	122	—
Other non-cash expense	1,159	1,257
Changes in:
Receivables and other assets, net	(1,818)	(5,103)
Due to affiliates	(25,995)	3,590
Accrued expenses and other liabilities	6,295	12,464
Net cash provided by operating activities	$4,866	$101,884
Cash Flows From Investing Activities
Proceeds from sale of real estate	$13,086	$—
Capital expenditures, net of insurance proceeds	(14,038)	(8,185)
Net cash used in investing activities	$(952)	$(8,185)
Cash Flows From Financing Activities
Principal payments of mortgage notes payable and capital lease obligations	$(5,187)	$(12,782)
Proceeds from mortgage notes payable	—	720,000
Proceeds from borrowings on revolving credit facility	4,250	—
Repayments of mortgage notes payable	(13,674)	(663,796)
Payment of exit fee on extinguishment of debt	(206)	(51,886)
Payment of deferred financing costs	(1,055)	(12,320)
Purchase of interest rate caps	(35)	(341)
Payment of common stock dividend	(21,375)	(42,716)
Payment of redeemable preferred stock dividend	(697)	—
Net cash used in financing activities	$(37,979)	$(63,841)
Net increase (decrease) in cash, cash equivalents and restricted cash	(34,065)	29,858
Cash, cash equivalents and restricted cash, beginning of period	92,656	157,485
Cash, cash equivalents and restricted cash, end of period	$58,591	$187,343

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$44,963	$42,234
Cash paid during the period for income taxes	344	326

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Issuance of common stock	$275	$—
Capital lease obligations	345	121
Furniture, fixtures, equipment and other improvements (B)	—	9,975

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

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2019	2018
Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents	$72,422	$137,327
Restricted cash (A)	20,234	20,158
Total, beginning of period	$92,656	$157,485

Cash and cash equivalents	$35,398	$170,762
Restricted cash (A)	23,193	16,581
Total, end of period	$58,591	$187,343

(A)
Consists of (i) amounts held by lenders in tax, insurance, replacement reserve and other escrow accounts and (ii) security deposits, which are included in “Receivables and other assets, net” in our Consolidated Balance Sheets.

See notes to consolidated financial statements (unaudited).

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2019
(dollars in tables in thousands, except share data)

1.	ORGANIZATION

New Senior is a REIT primarily focused on investing in private pay senior housing properties. As of June 30, 2019, we owned a diversified portfolio of 131 primarily private pay senior housing properties located across 37 states. We are listed on the New York Stock Exchange (“NYSE”) under the symbol “SNR” and are headquartered in New York, New York.

Through December 31, 2018, we were externally managed and advised by FIG LLC (the “Former Manager”), an affiliate of Fortress Investment Group LLC (“Fortress”). On November 19, 2018, we entered into definitive agreements with the Former Manager to internalize our management, effective December 31, 2018 (the “Internalization”). In connection with the Internalization, we also entered into a Transition Services Agreement with the Former Manager to continue to provide certain services for a transition period. In connection with the termination of the Management Agreement (defined in Note 12), we (i) made a one-time cash payment of $10.0 million to the Former Manager in January 2019, and (ii) issued to the Former Manager 400,000 shares of our newly created Redeemable Series A Cumulative Perpetual Preferred Stock (the “Redeemable Preferred Stock”), with an aggregate fair value of $40.0 million.

We operate in three reportable segments: (1) Managed Independent Living (“IL”) Properties, (2) Managed Assisted Living/Memory Care (“AL/MC”) Properties, and (3) Triple Net Lease Properties.

Managed Properties – We have engaged property managers to manage 130 of our properties on a day-to-day basis under the Managed Properties segments. These properties consist of 102 IL facilities and 28 AL/MC facilities. Our managed properties are managed by Holiday Retirement (“Holiday”), a portfolio company that is majority-owned by private equity funds managed by an affiliate of our Former Manager (an affiliate of Fortress), FHC Property Management LLC (together with its subsidiaries, “Blue Harbor”), an affiliate of our Former Manager, Jerry Erwin Associates, Inc. (“JEA”), Grace Management, Inc. (“Grace”), Watermark Retirement Communities, Inc. (“Watermark”), Integral Senior Living Management, LLC (“Integral”) and Phoenix Senior Living LLC (“Phoenix”) (collectively, the “Property Managers”), under Property Management Agreements (collectively, the “Property Management Agreements”). Under the Property Management Agreements, the Property Managers are responsible for the day-to-day operations of our senior housing properties and are entitled to a management fee in accordance with the terms of the Property Management Agreements.

Our Property Management Agreements have initial five-year or ten-year terms, with successive, automatic one-year renewal periods. We pay property management fees of 4.5% to 7% of gross revenues and, for certain properties, when eligible, an incentive fee based on operating performance, pursuant to our Property Management Agreements.

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
June 30, 2019
(dollars in tables in thousands, except share data)

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

Significant Accounting Policies

Equity-Based Compensation

Compensation expense for equity-based awards with graded vesting schedules granted to employees and non-employees is recognized in “General and administrative expense” in our Consolidated Statements of Operations on a straight-line basis over the vesting period based on the grant date fair value of the award. Forfeitures of equity-based awards are recognized as they occur.

Earnings per Share

Basic earnings per share of common stock is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock is calculated by including the effect of dilutive securities.

Derivative Instruments

In the normal course of business, we may use derivative instruments to manage, or hedge, interest rate risk. We do not use derivative instruments for trading or speculative purposes. To qualify for hedge accounting, derivative instruments used for risk management purposes must effectively reduce the risk exposure that they are designed to hedge. In addition, at inception of a qualifying cash flow hedging relationship, the underlying transaction or transactions, must be, and are expected to remain, probable of occurring in accordance with our related assertions.

We recognize all derivatives as either assets or liabilities in our Consolidated Balance Sheets at fair value as of the reporting date. Derivative valuation requires us to make estimates and judgments that affect the fair value of the instruments. We apply hedge accounting on our interest rate swap and therefore, changes in fair value of the instrument are recorded in “Accumulated other comprehensive income (loss)” in our Consolidated Balance Sheets. We do not apply hedge accounting on our interest rate caps and therefore, changes in fair value of these instruments are recorded in “Other expense (income)” in our Consolidated Statements of Operations.

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
June 30, 2019
(dollars in tables in thousands, except share data)

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

Lessor Accounting
As a lessor, our recognition of rental revenue remained consistent with prior accounting guidance. Rental revenue from the Triple Net Lease Properties segment is recognized on a straight-line basis over the applicable term of the lease. When collectability is determined not probable, any lease income is limited to the lesser of the lease income reflected on a straight-line basis or the cash collected.

Resident leases within our Managed Properties segments contain service components. We elected the practical expedient to account for our resident leases as a single lease component. We elected the practical expedient to account for our resident leases as a single lease component since (1) the timing and pattern or transfer of the lease and non-lease components is the same, (2) the lease component is the predominant component, and (3) the combined single lease component would be classified as an operating lease.

Lessee Accounting
We determine if a contract is or contains a lease at inception. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use asset and lease liability are recognized at the commencement date based on the present value of lease payments over the lease term. We use our incremental borrowing rate to determine the present value of lease payments as the rates implicit in our leases are not readily determinable. Upon adoption on January 1, 2019 and as of June 30, 2019, our operating lease right-of-use assets, which approximates our operating lease liabilities, were $2.6 million and $2.4 million, respectively, for our corporate office, land and equipment leases. Our operating lease right-of-use asset is included in “Buildings, improvements and other” and our operating lease liability is included in “Accrued expenses and other liabilities” in our Consolidated Balance Sheets. The weighted-average remaining lease term for our operating leases was 4.7 years and 5.1 years at June 30, 2019 and December 31, 2018, respectively. The weighted-average discount rate was 6.03% and 6.02% at June 30, 2019 and December 31, 2018, respectively.

Upon the adoption of ASC 842, capital leases under prior accounting guidance were classified as finance leases, which did not have a significant change to our accounting for such leases.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, Measurement of Credit Losses on Financial Instruments. This standard replaces the current incurred loss methodology with a methodology that reflects expected credit losses. Under this methodology, a company would recognize an impairment allowance equal to its current estimate of all contractual cash flows that it does not expect to collect from financial assets measured at amortized cost. The effective date of the standard will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, and early adoption is permitted beginning after December 15, 2018. We are assessing the impact this guidance may have on our consolidated financial statements. The adoption of this ASU is not expected to have a significant impact on our consolidated financial statements.

3.	LEASE TERMINATION

On May 9, 2018, we entered into a lease termination agreement with affiliates of Holiday to terminate our triple net leases relating to the Holiday Portfolio. The Lease Termination was effective May 14, 2018. We received total consideration of $115.6 million including a $70.0 million termination payment and retention of $45.6 million in security deposits held by us. In connection with the Lease Termination, we also assumed ownership of certain furniture, fixtures, equipment and other improvements with a fair market value of $10.0 million. As a result of the Lease Termination, we recognized a gain on lease termination of $40.1 million after adjusting for write-offs of straight-line rent receivables of $84.3 million and net above-market rent lease intangible assets of $1.2 million for the three and six months ended June 30, 2018.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2019
(dollars in tables in thousands, except share data)

Concurrently with the Lease Termination, we entered into property management agreements with Holiday pursuant to which we pay a management fee equal to a monthly base fee in the amount of 5.0% of effective gross income in the first year of the term and 4.5% of effective gross income for the remainder of the term. In addition, Holiday is eligible to earn an annual incentive fee of up to 2.0% of effective gross income if the Holiday Portfolio achieves certain performance thresholds. The agreements may be terminated without penalty after the first year of the term.

4.	DISPOSITIONS

In the three months ended June 30, 2019, we sold two AL/MC assets in the Managed AL/MC Properties segment for a combined sale price of $13.8 million, and recognized a loss on sale of $0.1 million, which is included in “Loss on sale of real estate” in our Consolidated Statements of Operations. In connection with these dispositions, we repaid $13.7 million of debt. Prior to the sale, both assets were classified as “Assets held for sale” and included in “Receivables and other assets, net” on the Consolidated Balance Sheets.

We did not have any dispositions during the six months ended June 30, 2018.

5. SEGMENT REPORTING

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

We evaluate performance of the combined properties in each reportable business segment based on segment NOI. We define NOI as total revenues less property operating expenses, which include property management fees and travel cost reimbursements. We believe that net income, as defined by GAAP, is the most appropriate earnings measurement. However, we believe that segment NOI serves as a useful supplement to net income because it allows investors, analysts and management to measure unleveraged property-level operating results and to compare our operating results between periods and to the operating results of other real estate companies on a consistent basis. Segment NOI should not be considered as an alternative to net income as determined in accordance with GAAP.

Effective May 14, 2018, we terminated our triple net leases with respect to the properties in the Holiday Portfolio and concurrently entered into property management agreements with Holiday with respect to such properties. The NOI for such properties following the Lease Termination has been included in the Managed IL Properties segment. This resulted in a significant increase in the segment NOI of the Managed IL Properties with a corresponding decrease in the segment NOI of the Triple Net Lease Properties during the three and six months ended June 30, 2019.

Depreciation and amortization, interest expense, acquisition, transaction and integration expense, termination fee, management fees and incentive compensation to affiliate, general and administrative expense, loss on extinguishment of debt, impairment of real estate, other expense (income), gain (loss) on sale of real estate, gain on lease termination and income tax expense (benefit) are not allocated to individual segments for purposes of assessing segment performance. There are no intersegment sales.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2019
(dollars in tables in thousands, except share data)

	Three Months Ended June 30, 2019				Three Months Ended June 30, 2018
	Triple Net Lease Properties	Managed Properties		Consolidated	Triple Net Lease Properties	Managed Properties		Consolidated
		IL	AL/MC			IL	AL/MC
Revenues
Resident fees and services	$—	$83,516	$30,921	$114,437	$—	$63,797	$32,687	$96,484
Rental revenue	1,583	—	—	1,583	12,368	—	—	12,368
Less: Property operating expense	—	49,052	25,905	74,957	—	37,587	25,923	63,510
Segment NOI	$1,583	$34,464	$5,016	$41,063	$12,368	$26,210	$6,764	$45,342

Depreciation and amortization				20,755				24,521
Interest expense				23,483				25,755
General and administrative expense				5,372				3,140
Acquisition, transaction and integration expense				411				8,683
Management fees and incentive compensation to affiliate				—				3,687
Loss on extinguishment of debt				335				58,544
Other expense				107				32
Total expenses				50,463				124,362
Loss on sale of real estate				(122)				—
Gain on lease termination				—				40,090
Loss before income taxes				(9,522)				(38,930)
Income tax expense				64				151
Net loss				$(9,586)				$(39,081)

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2019
(dollars in tables in thousands, except share data)

	Six Months Ended June 30, 2019				Six Months Ended June 30, 2018
	Triple Net Lease Properties	Managed Properties		Consolidated	Triple Net Lease Properties	Managed Properties		Consolidated
		IL	AL/MC			IL	AL/MC
Revenues
Resident fees and services	$—	$167,261	$63,213	$230,474	$—	$106,351	$65,476	$171,827
Rental revenue	3,165		—	3,165	36,243		—	36,243
Less: Property operating expense	—	99,772	52,532	152,304	—	63,803	51,806	115,609
Segment NOI	$3,165	$67,489	$10,681	$81,335	$36,243	$42,548	$13,670	$92,461

Depreciation and amortization				41,542				51,246
Interest expense				47,202				47,678
General and administrative expense				10,356				6,892
Acquisition, transaction and integration expense				1,061				11,571
Management fees and incentive compensation to affiliate				—				7,439
Loss on extinguishment of debt				335				58,544
Other expense				1,352				1,412
Total expenses				101,848				184,782
Loss on sale of real estate				(122)				—
Gain on lease termination				—				40,090
Loss before income taxes				(20,635)				(52,231)
Income tax expense				144				199
Net loss				$(20,779)				$(52,430)

For the three and six months ended June 30, 2019, no rental revenue was attributable to Holiday due to the Lease Termination in May 2018. For the three and six months ended June 30, 2018, rental revenue attributable to our triple net leases with Holiday accounted for 9.9% and 15.9% of our total revenue, respectively.

Assets by reportable business segment are reconciled to total assets as follows:

	June 30, 2019		December 31, 2018
	Amount	Percentage	Amount	Percentage
Managed IL Properties	$1,769,545	79.9%	$1,792,746	78.4%
Managed AL/MC Properties	381,865	17.2%	399,393	17.5%
Triple Net Lease Properties	57,215	2.6%	58,270	2.5%
All other assets (A)	6,292	0.3%	35,849	1.6%
Total assets	$2,214,917	100.0%	$2,286,258	100.0%

(A)	Primarily consists of right-of-use asset and corporate cash which is not directly attributable to our reportable business segments.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2019
(dollars in tables in thousands, except share data)

The following table presents the percentage of total revenues by geographic location:

	As of and for the six months ended June 30, 2019		As of and for the six months ended June 30, 2018
	Number of Communities	% of Total Revenue	Number of Communities	% of Total Revenue
Florida	15	11.8%	15	12.6%
California	11	10.9%	11	11.4%
Texas	13	9.8%	13	9.5%
North Carolina	9	7.4%	9	7.3%
Pennsylvania	6	6.3%	7	7.0%
Oregon	9	7.0%	9	6.1%
Other	68	46.8%	69	46.1%
Total	131	100.0%	133	100.0%

6.	REAL ESTATE INVESTMENTS

	June 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value
Land	$177,956	$—	$177,956	$177,956	$—	$177,956
Building and improvements	2,220,675	(301,406)	1,919,269	2,211,318	(269,137)	1,942,181
Furniture, fixtures and equipment	131,589	(98,325)	33,264	124,495	(89,231)	35,264
Total real estate investments	$2,530,220	$(399,731)	$2,130,489	$2,513,769	$(358,368)	$2,155,401

Depreciation expense was $20.7 million and $21.9 million for the three months ended June 30, 2019 and 2018, respectively, and $41.3 million and $43.2 million for the six months ended June 30, 2019 and 2018, respectively.

The following table summarizes our real estate intangibles:

	June 30, 2019				December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Amortization Period
Intangible lease assets	$8,638	$(3,055)	$5,583	42.5 years	$8,638	$(2,877)	$5,761	42.1 years
Total intangibles	$8,638	$(3,055)	$5,583		$8,638	$(2,877)	$5,761

Amortization expense was $0.1 million and $2.6 million for the three months ended June 30, 2019 and 2018, respectively, and $0.2 million and $8.1 million for the six months ended June 30, 2019 and 2018, respectively.
We evaluated long-lived assets, primarily consisting of our real estate investments, for impairment indicators. In performing this evaluation, market conditions and our current intentions with respect to holding or disposing of the asset are considered. Where indicators of impairment are present, we evaluated whether the sum of the expected future undiscounted cash flows is less than book value. Based on such assessment, the future undiscounted cash flows of the underlying operations exceeds the carrying value of such real estate investments, including definite lived intangible assets. Therefore, we did not recognize any impairment loss during the six months ended June 30, 2019 and 2018.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2019
(dollars in tables in thousands, except share data)

7.	RECEIVABLES AND OTHER ASSETS, NET

	June 30, 2019	December 31, 2018
Escrows held by lenders (A)	$20,323	$17,268
Prepaid expenses	5,739	5,451
Resident receivables, net	3,430	3,200
Security deposits	2,870	2,966
Income tax receivable	983	782
Assets held for sale (B)	—	13,223
Straight-line rent receivable	3,815	3,494
Other assets and receivables	6,287	6,290
Total receivables and other assets	$43,447	$52,674

(A)	Represents amounts held by lenders in tax, insurance, replacement reserve and other escrow accounts that are related to mortgage notes collateralized by New Senior’s properties.

(B)	Represents two properties in the Managed AL/MC Properties segment and primarily consists of the carrying value of buildings and land.

The following table summarizes the allowance for doubtful accounts and the related provision for uncollectible receivables:

	Six Months Ended June 30,
	2019	2018
Balance, beginning of period	$1,512	$938
Provision for uncollectible receivables (A)	—	900
Write-offs, net of recoveries	(1,512)	(798)
Balance, end of period	$—	$1,040

(A)	In accordance with ASC 842 effective January 1, 2019, collectability of receivables is assessed and incorporated in lease revenue.

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

We assess the collectability of straight-line rent receivables on an ongoing basis. This assessment is based on several qualitative and quantitative factors, including and as appropriate, the payment history of the triple net lease tenant, the tenant’s ability to satisfy its lease obligations, the value of the underlying collateral or deposit, if any, and current economic conditions. If our evaluation of these factors indicates it is not probable that we will collect substantially all rents, any lease income is limited to the lesser of the lease income reflected on a straight-line basis or cash collected.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2019
(dollars in tables in thousands, except share data)

The following table sets forth future contracted minimum lease payments from the tenant within the Triple Net Lease Properties segment, excluding contingent payment escalations, as of June 30, 2019:

2019 (six months)	$2,899
2020	5,904
2021	6,066
2022	6,233
2023	6,405
Thereafter	45,469
Total future minimum lease payments	$72,976

8.	DEBT, NET

	June 30, 2019					December 31, 2018
	Outstanding Face Amount	Carrying Value (A)	Maturity Date	Stated Interest Rate	Weighted Average Maturity (Years)	Outstanding Face Amount	Carrying Value (A)
Floating Rate (B)(C)(D)	$1,426,370	$1,409,657	Dec 2021 - Nov 2025	1M LIBOR +2.29% to 1M LIBOR +2.75%	4.5	$1,440,842	$1,422,743
Fixed Rate	464,680	462,334	Sep 2025	4.25%	6.1	464,680	462,139
Total	$1,891,050	$1,871,991			4.9	$1,905,522	$1,884,882

(A)	The totals are reported net of deferred financing costs of $19.1 million and $20.6 million as of June 30, 2019 and December 31, 2018, respectively.

(B)	Substantially all of these loans have LIBOR caps that range between 3.66% and 3.75% as of June 30, 2019.

(C)	Includes $73.3 million and $69.0 million of borrowings outstanding under our revolving credit facility secured by certain properties as of June 30, 2019 and December 31, 2018, respectively.

(D)
As of June 30, 2019, includes $350.0 million of floating rate debt that has been converted to fixed rate through a derivative financial instrument, which is carried at fair value. See Note 9 for more information.

The carrying value of the collateral relating to the floating rate and fixed rate debt was $1.6 billion and $0.5 billion as of June 30, 2019, respectively, $1.6 billion and $0.5 billion as of December 31, 2018, respectively.

Our debt contains various customary financial and other covenants, in some cases including Debt Service Coverage Ratio and Project Yield, as defined in the agreements. We are in compliance with the covenants in our debt agreements as of June 30, 2019.

9.	DERIVATIVE INSTRUMENTS

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements.

Derivatives Designated as Hedging Instruments

Interest rate swap

In May 2019, we entered into a $350.0 million notional interest rate swap with a maturity of May 2022 that effectively converts LIBOR-based floating rate debt to fixed rate debt, thus reducing the impact of interest-rate changes on future interest expense. The interest rate swap was designated and qualified as a cash flow hedge with the change in fair value included in the assessment of hedge effectiveness deferred as a component of other comprehensive income (“OCI”), and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2019
(dollars in tables in thousands, except share data)

As of June 30, 2019, our interest rate swap liability was recorded in “Accrued expenses and other liabilities” in our Consolidated Balance Sheets. For the three and six months ended June 30, 2019, $0.1 million of gain was reclassified from accumulated other comprehensive income (loss) into earnings and was recorded in “Interest expense” in our Consolidated Statements of Operations. As of June 30, 2019, approximately $1.2 million of our swap liability, which is included in accumulated other comprehensive income (loss), is expected to be reclassified into earnings in the next 12 months.

Derivatives Not Designated as Hedging Instruments

Interest rate caps

As of June 30, 2019, our interest rate cap assets were recorded in “Receivables and other assets, net” in our Consolidated Balance Sheets. Fair value losses were not material for the three months ended June 30, 2019 and $0.6 million for the six months ended June 30, 2019. Fair value losses recognized for the three and six months ended June 30, 2018 were $0.1 million and $0.2 million, respectively. These amounts are included in “Other expense” in our Consolidated Statements of Operations and “Other non-cash expense” in our Consolidated Statements of Cash Flows.

10.	ACCRUED EXPENSES AND OTHER LIABILITIES

	June 30, 2019	December 31, 2018
Security deposits payable	$2,630	$2,766
Accounts payable	14,897	13,232
Due to property managers(A)	9,098	—
Mortgage interest payable	7,365	7,441
Deferred community fees, net	7,049	6,454
Rent collected in advance	2,602	3,843
Property tax payable	6,850	4,880
Operating lease liability	2,388	—
Derivative liability	6,206	—
Other liabilities	9,466	14,063
Total accrued expenses and other liabilities	$68,551	$52,679

(A)	Prior to the Internalization, the due to property managers balances were primarily recorded in Due to Affiliates on the Consolidated Balance Sheets.

11.	FAIR VALUE MEASUREMENTS

The carrying amounts and fair values of our financial instruments were as follows:

	Fair Value Hierarchy	June 30, 2019		December 31, 2018
		Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents (A)	1	$35,398	$35,398	$72,422	$72,422
Restricted cash (A)	1	23,193	23,193	20,234	20,234
Interest rate caps (B)	2	36	36	618	618
Financial Liabilities:
Mortgage debt (C)	3	$1,801,495	$1,747,716	$1,818,917	$1,820,772
Revolving credit facility (C)	3	70,496	71,561	65,965	68,470
Interest rate swap (B)	2	6,206	6,206	—	—

(A)	The carrying amount approximates fair value.

(B)	Fair value based on pricing models that consider inputs including forward yield curves, cap strike rates, cap volatility and discount rates.

(C)
Fair value based on a discounted cash flow valuation model. Significant inputs in the model include amounts and timing of expected future cash flows and market yields which are constructed based on inputs implied from similar debt offerings. Our mortgage debt and revolving credit facility are not measured at fair value in our Consolidated Balance Sheets.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2019
(dollars in tables in thousands, except share data)

12.	TRANSACTIONS WITH AFFILIATES

The following disclosures describe transactions with Fortress, Holiday and Blue Harbor prior to the Internalization. For additional information regarding the Internalization, the termination of the Management Agreement with our Former Manager and the transition arrangements between the parties, please refer to Note 1.

Management Agreements

Prior to January 1, 2019, we were party to a management agreement (the “Management Agreement”) with the Former Manager, under which the Former Manager advised us on various aspects of our business and manages our day-to-day operations, subject to the supervision of our board of directors. For its management services, the Former Manager was entitled to a base management fee of 1.5% per annum of our gross equity. Gross equity was generally defined as the equity invested by Drive Shack Inc. (“Drive Shack”) (including cash contributed to us) as of the completion of the spin-off from Drive Shack, plus the aggregate offering price from stock offerings, plus certain capital contributions to subsidiaries, less capital distributions (calculated without regard to depreciation and amortization) and repurchases of common stock, calculated and payable monthly in arrears in cash. We incurred $3.7 million and $7.4 million of management fees during the three and six months ended June 30, 2018 respectively, under the Management Agreement, which are included in “Management fees and incentive compensation to affiliate” in our Consolidated Statements of Operations. As of December 31, 2018, we had management fee payable of $3.7 million, which is included in “Due to affiliates” in our Consolidated Balance Sheets.

The Former Manager was entitled to receive, on a quarterly basis, incentive compensation on a cumulative, but not compounding basis, in an amount equal to the product of (A) 25% of the dollar amount by which (1)(a) funds from operations (as defined in the Management Agreement) before the incentive compensation per share of common stock, plus (b) gains (or losses) from sales of property per share of common stock, plus (c) internal and third party acquisition-related expenses, plus (d) unconsummated transaction expenses, and plus (e) other non-routine items (as defined in the Management Agreement), exceed (2) an amount equal to (a) the weighted average value per share of the equity invested by Drive Shack in the assets of New Senior (including cash contributed to us) as of the completion of the spin-off and the price per share of our common stock in any offerings by us (adjusted for prior capital dividends or capital distributions, which shall be calculated without regard to depreciation and amortization and repurchases of common stock) multiplied by (b) a simple interest rate of 10% per annum, multiplied by (B) the weighted average number of shares of common stock outstanding. The Former Manager did not earn incentive compensation during the three and six months ended June 30, 2018. The Former Manager was also entitled to receive, upon the successful completion of an equity offering, options with respect to 10% of the number of shares sold in the offering with an exercise price equal to the price paid by the purchaser in the offering.

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

For the three months ended June 30, 2018, our reimbursement to the Former Manager for costs incurred for tasks and other services performed under the Management Agreement was $1.9 million, of which $1.5 million was included in “General and administrative expense” and $0.4 million was included in “Acquisition, transaction and integration expense” in our Consolidated Statements of Operations.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2019
(dollars in tables in thousands, except share data)

For the six months ended June 30, 2018, our reimbursement to the Former Manager for costs incurred for tasks and other services performed under the Management Agreement was $4.1 million, of which $3.3 million was included in “General and administrative expense” and $0.8 million was included in “Acquisition, transaction and integration expense” in our Consolidated Statements of Operations.

As of December 31, 2018, we had reimbursements payable to the Former Manager of $2.2 million, which is included in “Due to affiliates” in our Consolidated Balance Sheets.

Property Management Agreements

Within our Managed Properties segment, we are party to property management agreements with Blue Harbor, an affiliate of Fortress, and Holiday, a portfolio company that is majority owned by a private equity fund managed by an affiliate of Fortress, to manage most of our senior housing properties. Pursuant to these property management agreements, we pay monthly property management fees. For AL/MC properties managed by Blue Harbor and Holiday, we pay management fees equal to 6% of effective gross income for the first two years and 7% thereafter. For IL properties managed by Blue Harbor and Holiday, we generally pay management fees equal to 4.5% to 5% of effective gross income. For certain property management agreements, we may also pay an incentive fee based on operating performance of the properties. No incentive fees were incurred during the three and six months ended June 30, 2019 and 2018. Property management fees are included in “Property operating expense” in our Consolidated Statements of Operations. Other amounts paid to managers affiliated with the Former Manager that are included in property operating expense are payroll expense and travel reimbursement costs. The payroll expense is structured as a reimbursement to the property manager, who is the employer of record.

For the three months ended June 30, 2018, we incurred property management fees, travel reimbursement costs and property-level payroll expenses of $5.0 million, $0.1 million and $23.9 million, respectively, with respect to property managers affiliated with the Former Manager, which are included in “Property operating expense” in our Consolidated Statements of Operations.

For the six months ended June 30, 2018, we incurred property management fees, travel reimbursement costs and property-level payroll expenses of $8.8 million, $0.1 million and $43.2 million, respectively, with respect to property managers affiliated with the Former Manager, which are included in “Property operating expense” in our Consolidated Statements of Operations.

As of December 31, 2018, we had payables for property management fees of $2.1 million, and property-level payroll expenses of $8.2 million, with respect to property managers affiliated with the Former Manager, which are included in “Due to affiliates” in our Consolidated Balance Sheets. The property management agreements with managers affiliated with the Former Manager have initial terms of 5 or 10 years and provide for automatic one-year extensions after the initial term, subject to termination rights.

13.	INCOME TAXES

New Senior is organized and conducts its operations to qualify as a REIT under the requirements of the Internal Revenue Code of 1986, as amended (the “Code”). However, certain of our activities are conducted through our taxable REIT subsidiary (“TRS”) and therefore are subject to federal and state income taxes at regular corporate tax rates.

The following table presents the provision for income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Current
Federal	$—	$—	$—	$(42)
State and local	64	126	144	153
Total current provision	64	126	144	111
Deferred
Federal	—	20	—	79
State and local	—	5	—	9
Total deferred provision	—	25	—	88
Total provision for income taxes	$64	$151	$144	$199

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2019
(dollars in tables in thousands, except share data)

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income by the TRS during the periods in which temporary differences become deductible before the net operating loss carryforward expires. We recorded a valuation allowance of $6.2 million against our deferred tax assets as of June 30, 2019 as management believes that it is more likely than not that our net deferred tax assets will not be realized. However, the amount of the deferred tax asset considered realizable could be adjusted if (i) estimates of future taxable income during the carryforward period are reduced or increased or (ii) objective negative evidence in the form of cumulative losses is no longer present.

As of June 30, 2019, our TRS had a loss carryforward of approximately $19.8 million for federal income tax purposes and $21.3 million for state income tax purposes. The federal net operating losses will begin to expire at the end of 2034. The net operating loss carryforward can generally be used to offset future taxable income, if and when it arises.

14.	REDEEMABLE PREFERRED STOCK, EQUITY AND EARNINGS PER SHARE

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

The following table is a rollforward of our Redeemable Preferred Stock for the six months ended June 30, 2019:

Balance as of December 31, 2018	$40,000
Dividend payable on Redeemable Preferred Stock	500
Balance as of June 30, 2019	$40,500

Amended and Restated Stock Option and Incentive Award Plan

Our board of directors adopted as of January 1, 2019 an Amended and Restated Nonqualified Stock Option and Incentive Award Plan (the “Plan”) providing for the grant of equity-based awards, including restricted stock awards (RSAs), restricted stock units (RSUs), stock options, stock appreciation rights, performance awards and other equity-based and non-equity based awards, in each case to our directors, officers, employees, service providers, consultants and advisors. We have reserved 27,922,570 shares of our common stock for issuance under the Plan.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2019
(dollars in tables in thousands, except share data)

Restricted Stock Awards
During the six months ended June 30, 2019, the Company granted 916,415 RSAs to certain officers and employees, including 800,381 RSAs issued in connection with the Internalization, with a weighted average grant date fair value of $4.40 per share and a vesting period of 1 year to 3 years . None of the RSAs have vested and the total unrecognized compensation expense of $3.3 million as of June 30, 2019 is expected to be amortized on a straight-line basis over a weighted average term of 2.5 years.

Restricted Stock Units
During the six months ended June 30, 2019, the Company granted 107,125 RSUs to non-employee directors with a weighted average grant date fair value of $6.53 per share and vesting period of 1 year. None of the RSUs have vested and the total unrecognized compensation expense of $0.7 million as of June 30, 2019 is expected to be amortized on a straight-line basis over a weighted average term of 1.0 year.

Stock Options
During the six months ended June 30, 2019, the Company granted options to purchase 3,572,817 shares to certain officers and employees, including options to purchase 2,999,900 shares in connection with the Internalization, with a weighted average strike price of $4.47 per share. The fair value of the options granted was determined using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Range	Weighted Average
Expected volatility (mix of historical and implied)	32.0% - 34.0%	33.7%
Expected dividend yield	9.3%-9.6%	9.3%
Expected remaining term	6.0 years	6.0 years
Risk free rate	2.4%-2.7%	2.7%
Fair value per option at valuation date	$0.50 - $0.64	$0.52

None of the options have vested and the total unrecognized compensation expense of $1.6 million as of June 30, 2019 is expected to be amortized over a weighted average term of 2.6 years.

For the three and six months ended June 30, 2019, we recognized $0.5 million and $1.0 million of compensation expense, respectively, relating to these awards, which is included in “General and administrative expense” in our Consolidated Statements of Operations.

Prior to the spin-off, Drive Shack had issued rights relating to shares of Drive Shack’s common stock (the “Drive Shack options”) to the Former Manager in connection with capital raising activities. In connection with the spin-off, 5.5 million options that were held by the Former Manager, or by the directors, officers or employees of the Former Manager, were converted into an adjusted Drive Shack option and a right relating to a number of shares of New Senior common stock (the “New Senior option”). The exercise price of each adjusted Drive Shack option and New Senior option was set to collectively maintain the intrinsic value of the Drive Shack option immediately prior to the spin-off and to maintain the ratio of the exercise price of the adjusted Drive Shack option and the New Senior option, respectively, to the fair market value of the underlying shares as of the spin-off date, in each case based on the five day average closing price subsequent to the spin-off date. The options expired or expire, as applicable, between January 12, 2015 and August 18, 2024. In January 2019, strike prices for outstanding options as of December 31, 2018 were reduced by $0.78, reflecting the portion of our 2018 dividends which were deemed return of capital pursuant to the terms of the Plan.

Earnings per Share

For the three and six months ended June 30, 2019 and 2018, basic and diluted net loss per share was computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. The following table sets forth the computation of basic and diluted loss per share of common stock for the three and six months ended June 30, 2019 and 2018:

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2019
(dollars in tables in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator
Net loss	$(9,586)	$(39,081)	$(20,779)	$(52,430)
Deemed dividend on redeemable preferred stock	(599)	—	(1,197)	—
Net loss attributable to common stockholders	$(10,185)	$(39,081)	$(21,976)	$(52,430)

Denominator
Basic weighted average common shares outstanding (A)	82,209,844	82,148,869	82,206,475	82,148,869
Dilutive common shares - restricted stock awards and option (B)	—	—	—	—
Diluted weighted average common shares outstanding	82,209,844	82,148,869	82,206,475	82,148,869

Net loss per share of common stock
Basic	$(0.12)	$(0.48)	$(0.27)	$(0.64)
Diluted	$(0.12)	$(0.48)	$(0.27)	$(0.64)

(A)
The outstanding shares used to calculate the weighted average basic shares excludes 916,415 restricted stock awards as of June 30, 2019, as those shares were issued but were not vested and therefore, not considered outstanding for purposes of computing basic loss per share for the three and six months ended June 30, 2019.

(B)
During the three and six months ended June 30, 2019 and 2018, 1,694,244 and 620,079, and 1,335,826 and 605,259 dilutive share equivalents and options, respectively, were excluded given our loss position, so basic and diluted EPS were the same for each reporting period.

15.	COMMITMENTS AND CONTINGENCIES

As of June 30, 2019, management believes there are no material contingencies that would affect our results of operations, cash flows or financial position.

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
June 30, 2019
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

Environmental Costs

As a commercial real estate owner, we are subject to potential environmental costs. As of June 30, 2019, management is not aware of any environmental concerns that would have a material adverse effect on our financial position or results of operations.

Capital Improvement and Repair Commitments

We have agreed to make $1.0 million available for capital improvements during the 15 year lease period to the triple net lease property under Watermark, none of which has been funded as of June 30, 2019. Upon funding these capital improvements, we will be entitled to a rent increase.

Leases

As the lessee, we currently lease our corporate office space located in New York, New York under an operating lease agreement. The lease requires fixed monthly rent payments, expires on June 30, 2024 and does not have any renewal option. We also currently lease equipment (dishwashers, copy machines and buses) used at certain of our Managed Properties under operating lease agreements. Our leases have remaining lease terms ranging from one month to 5.0 years. We do not include any renewal options in our lease terms for calculating our lease liability as we are not reasonably certain if we will exercise these renewal options at this time.

As of June 30, 2019, our future minimum lease payments under our operating leases are as follows:

Year	Operating Leases
2019 (six months)	$248
2020	599
2021	552
2022	489
2023	466
Thereafter	545
Total future minimum lease payments	$2,899
Less imputed interest	(511)
Total operating lease liability	$2,388

16.	SUBSEQUENT EVENTS

These consolidated financial statements include a discussion of material events, if any, which have occurred subsequent to June 30, 2019 (referred to as subsequent events) through the issuance of the consolidated financial statements.

On July 31, 2019, our board of directors declared a cash dividend on our common stock of $0.13 per share for the quarter ended June 30, 2019. The dividend is payable on September 20, 2019 to stockholders of record on September 6, 2019.

As previously described in Item 3 of our Form 10-K for the year ended December 31, 2018 and in our Form 10-Q for the quarter ended March 31, 2019, a derivative lawsuit, captioned Cumming v. Edens, et al., C.A. No. 13007-VCS, was brought on behalf of the Company against certain current and former members of the Company’s Board of Directors, Fortress Investment Group LLC and certain affiliates and Holiday Acquisition Holdings LLC. On April 23, 2019, the parties reached an agreement to settle the

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2019
(dollars in tables in thousands, except share data)

derivative lawsuit. The settlement provides for the payment of $53.0 million to the Company and the recommendation of certain corporate governance changes in exchange for customary releases. The settlement was approved by the Delaware Court of Chancery on July 31, 2019 and a judgment issued the same day. Settlement funds must be deposited by each of the defendants within 10 business days of the approved settlement. Once the funds are deposited, and upon the later of the (i) the expiration of the time for filing or noticing of an appeal or a motion for reargument of the court's judgment, (ii) the date of final affirmance on appeal or reargument of the Court's judgment, or (iii) the final dismissal of any appeal, plaintiff’s counsel is required to pay the settlement funds to the Company within 10 business days. Cash proceeds to the Company will be reduced by a Court-approved fee and expense award to plaintiff’s counsel of $14.5 million, which is inclusive of attorneys’ fees and out of pocket expenses, any taxes on any earned income on the settlement amount or tax expenses and costs incurred in determining and paying such taxes. The Company will also pay certain other unreimbursed legal fees of the Company. The Company previously submitted and recommended the agreed-upon governance changes to its stockholders at the Company’s annual meeting of shareholders which was held in June 2019.

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

OVERVIEW

Our Business

We are a REIT with a portfolio of 131 senior housing properties located across the United States. We are the only pure play senior housing REIT and one of the largest owners of senior housing properties. We are listed on the NYSE under the symbol “SNR” and are headquartered in New York, New York.

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

During the second quarter of 2019, we sold two managed AL/MC properties. See Note 4 for additional information. We also entered into a $350.0 million notional interest rate swap with a maturity of May 2022 that effectively converts LIBOR-based floating-rate debt to fixed-rate debt, thus reducing the impact of interest-rate changes on future interest expense.

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

According to data from the National Investment Center for Seniors Housing and Care (“NIC”), occupancy in the second quarter decreased 10 basis points year over year. New Senior’s occupancy results underperformed the industry in the second quarter of 2019, with same store managed occupancy down 30 basis points year over year.

Industry occupancy for independent living (“IL”) facilities was down 10 basis points year over year, while industry occupancy for assisted living (“AL”) facilities was down 20 basis points year over year. Industry occupancy is expected to decline 10 basis points over the next four quarters for IL, and to increase 30 basis points for AL.

Industry-wide, new supply remains elevated but continues to decrease. Units under construction represent 6.4% of inventory, but the ratio has decreased 90 basis points from a peak in the third quarter of 2016. The ratio of AL construction to inventory (7.2%) remains higher than that for IL (5.8%).

Pressures from new competition remain significant for AL facilities in particular, including for some of those in our managed portfolio. Industry-wide for AL facilities, occupancy is at its lowest level since 2006 and labor cost growth is near its highest level since 2007. However, industry rate growth has held steady into 2019, increasing 3.0% year over year, with IL (up 3.3%) outperforming AL (up 2.6%).

The value of our existing portfolio could be impacted by new construction, as well as increased availability and popularity of home health care or other alternatives to senior housing, by hampering occupancy and rate growth, along with increasing operating expenses.

RESULTS OF OPERATIONS

Segment Overview

We evaluate our business operations and allocate resources based on three segments: (i) Managed IL Properties, (ii) Managed AL/MC Properties and (iii) Triple Net Lease Properties. Under our Managed Properties segments, we own a total of 130 properties comprising of 102 IL properties and 28 AL/MC properties, which are managed by Property Managers under property management agreements. Under our Triple Net Lease Properties segment, we own and lease one property under a triple net master lease agreement.

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

Our Managed Properties segments are comprised of independent living and assisted living senior housing properties that are operated by property managers to whom we pay a management fee. Our Triple Net Lease Properties segment is comprised of senior housing properties leased on a long-term basis, and our tenants are typically responsible for bearing property-related expenses including maintenance, utilities, taxes, insurance, repairs, capital improvements and the payroll expense of property-level employees. Depreciation and amortization, interest expense, acquisition, transaction and integration expense, termination fee, management fees and incentive compensation to affiliates, general and administrative expense, loss on extinguishment of debt, impairment of real estate, other expense, gain (loss) on sale of real estate, gain on lease termination and income tax expense are not allocated to individual segments for purposes of assessing segment performance. Because of such differences in our exposure to property operating results, each segment requires a different type of management focus. As such, these segments are managed separately. In deciding how to allocate resources and assess performance, our chief operating decision maker regularly evaluates the performance of our reportable segments on the basis of NOI.

Effective May 14, 2018, we terminated our triple net leases with respect to the properties in the Holiday Portfolio and concurrently entered into property management agreements with Holiday with respect to such properties. The NOI for such properties following the Lease Termination has been included in the Managed IL Properties segment. This resulted in a significant increase in the segment NOI of the Managed IL Properties with a corresponding decrease in the segment NOI of the Triple Net Lease Properties during the six months ended June 30, 2019.

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

Three months ended June 30, 2019 compared to three months ended June 30, 2018

The following table provides a reconciliation of our segment NOI to net loss, and compares the results of operations for the respective periods:

	Three Months Ended June 30,		Increase (Decrease)
(dollars in thousands)	2019	2018	Amount	Percentage
Segment NOI for Managed Properties
IL Properties	$34,464	$26,210	$8,254	31.5%
AL/MC Properties	5,016	6,764	(1,748)	(25.8)%
Segment NOI for Triple Net Lease Properties	1,583	12,368	(10,785)	(87.2)%
Total segment NOI	41,063	45,342	(4,279)	(9.4)%
Expenses
Depreciation and amortization	20,755	24,521	(3,766)	(15.4)%
Interest expense	23,483	25,755	(2,272)	(8.8)%
General and administrative expense	5,372	3,140	2,232	71.1%
Acquisition, transaction and integration expense	411	8,683	(8,272)	(95.3)%
Management fees and incentive compensation to affiliate	—	3,687	(3,687)	NM
Loss on extinguishment of debt	335	58,544	(58,209)	(99.4)%
Other expense	107	32	75	NM
Total expenses	50,463	124,362	(73,899)	(59.4)%
Loss on sale of real estate	(122)	—	(122)	NM
Gain on lease termination	—	40,090	(40,090)	NM
Loss before income taxes	(9,522)	(38,930)	29,408	(75.5)%
Income tax expense	64	151	(87)	(57.6)%
Net loss	$(9,586)	$(39,081)	$29,495	(75.5)%
_______________
NM – Not meaningful

Managed IL Properties

The following table presents same store and total portfolio results as of and for the three months ended June 30, 2019 and 2018:

	Same Store Portfolio				Total Portfolio
(dollars in thousands, except per bed data)	2019	2018	Change	%	2019	2018	Change	%
Resident fees and services	$42,996	$42,859	$137	0.3%	$83,516	$63,797	$19,719	30.9%
Less: Property operating expense	25,171	25,140	31	0.1%	49,052	37,587	11,465	30.5%
NOI	$17,825	$17,719	$106	0.6%	$34,464	$26,210	$8,254	31.5%

Total properties	51	51			102	102
Average available beds	6,127	6,127			11,974	8,076
Average occupancy (%)	86.3	87.5			87.1	87.5
Average monthly revenue per occupied bed (A)	$2,730	$2,652			$2,686	$2,994

(A)
In accordance with ASC 842 effective January 1, 2019, collectability of receivables is assessed and incorporated in lease revenue. In order to facilitate a comparison between periods, the average monthly revenue per occupied bed for the period ended June 30, 2018 incorporates a similar adjustment.

Resident fees and services

Total resident fees and services increased $19.7 million. This increase is primarily attributable to the fees from the Holiday Portfolio, which are included in the Managed IL Properties segment following the Lease Termination in May 2018.

Same store resident fees and services were relatively flat as a decrease in average occupancy rates was offset by an increase in average rental rates.

Property operating expense

Property operating expense increased $11.5 million. This increase is primarily attributable to the property operating expense related to the Holiday Portfolio, which is included in the Managed IL Properties segment following the Lease Termination in May 2018.

Same store property operating expense was relatively flat for the comparative periods.

Segment NOI

Total segment NOI and same store segment NOI increased $8.3 million and $0.1 million, respectively, primarily due to additional NOI from the Holiday Portfolio. See above for the variance explanations.

Managed AL/MC Properties

The following table presents same store and total portfolio results as of and for the three months ended June 30, 2019 and 2018:

	Same Store Portfolio				Total Portfolio
(dollars in thousands, except per bed data)	2019	2018	Change	%	2019	2018	Change	%
Resident fees and services	$23,048	$23,163	$(115)	(0.5)%	$30,921	$32,687	$(1,766)	(5.4)%
Less: Property operating expense	18,023	17,473	550	3.1%	25,905	25,923	(18)	(0.1)%
NOI	$5,025	$5,690	$(665)	(11.7)%	$5,016	$6,764	$(1,748)	(25.8)%

Total properties	19	19			28	30
Average available beds	2,295	2,297			3,285	3,418
Average occupancy (%)	81.4	81.6			77.5	79.3
Average monthly revenue per occupied bed (A)	$4,130	$4,093			$4,074	$3,994

(A)
In accordance with ASC 842 effective January 1, 2019, collectability of receivables is assessed and incorporated in lease revenue. In order to facilitate a comparison between periods, the average monthly revenue per occupied bed for the period ended June 30, 2018 incorporates a similar adjustment.

Resident fees and services

Total resident fees and services decreased $1.8 million. This decrease is primarily attributable to a decrease in average occupancy rates, which was partially offset by an increase in average rental rates.

Same store resident fees and services were relatively flat as a decrease in average occupancy rates was offset by an increase in average rental rates.

Property operating expense

Property operating expense was relatively flat for the comparative periods.

Same store property operating expense increased $0.6 million, primarily due to higher labor costs.

Segment NOI

Total segment NOI and same store segment NOI decreased $1.7 million and $0.7 million, respectively. See above for the variance explanations.

Triple Net Lease Properties

The following table presents same store and total portfolio results as of and for the three months ended June 30, 2019 and 2018:

	Same Store Portfolio				Total Portfolio
(dollars in thousands)	2019	2018	Change	%	2019	2018	Change	%
Rental revenue	$1,583	$1,582	$1	0.1%	$1,583	$12,368	$(10,785)	(87.2)%
NOI	$1,583	$1,582	$1	0.1%	$1,583	$12,368	$(10,785)	(87.2)%

Total properties	1	1			1	1
Average available beds	463	463			463	2,412
Average occupancy (%)	86.7	87.1			86.7	85.5

Total segment NOI decreased $10.8 million, primarily due to the Lease Termination in May 2018. As a percentage of rental revenue, segment NOI was 100% of revenue for each fiscal year as the lessee operates the property and bears the related costs, including maintenance, utilities, taxes, insurance, repairs, capital improvements and the payroll expense of property-level employees.

Expenses

Depreciation and amortization

Depreciation and amortization decreased $3.8 million, primarily due to certain intangibles becoming fully amortized.

Interest expense

Interest expense decreased $2.3 million, primarily due to lower interest rates. The weighted average effective interest rates for the three months ended June 30, 2019 and 2018 were 4.90% and 5.27%, respectively.

General and administrative expense

General and administrative expense increased $2.2 million, primarily due to additional compensation expense, including the amortization of equity-based compensation as a result of the Internalization effective December 31, 2018.

Acquisition, transaction and integration expense

Acquisition, transaction and integration expense decreased $8.3 million, primarily due to costs associated with the strategic review during the three months ended June 30, 2018.

Management fees and incentive compensation to affiliate

Management fees and incentive compensation to affiliate decreased $3.7 million due to the termination of the Management Agreement with the Former Manager as a result of the Internalization effective December 31, 2018.

Loss on extinguishment of debt

During the three months ended June 30, 2019, we repaid $13.7 million of debt in conjunction with our sale of two AL/MC properties and recognized a loss on extinguishment of debt of $0.3 million. In May 2018, we repaid $663.8 million of debt in conjunction with the Lease Termination and recognized a loss on extinguishment of debt of $58.5 million.

Other expense

Other expense was relatively flat for the comparative periods.

Other

Loss on sale of real estate

During the three months ended June 30, 2019, we sold two properties and recognized a loss on sale of $0.1 million.

Gain on lease termination

During the three months ended June 30, 2018, we recognized a gain of $40.1 million as a result of the Lease Termination.

Income tax expense

We are organized and conduct our operations to qualify as a REIT under the requirements of the Code. However, certain of our activities are conducted through our TRS and therefore are subject to federal and state income taxes. Income tax expense was relatively flat during the comparative periods.

Six months ended June 30, 2019 compared to six months ended June 30, 2018

The following table provides a reconciliation of our segment NOI to net loss, and compares the results of operations for the respective periods:

	Six Months Ended June 30,		Increase (Decrease)
(dollars in thousands)	2019	2018	Amount	Percentage
Segment NOI for Managed Properties
IL Properties	$67,489	$42,548	$24,941	58.6%
AL/MC Properties	10,681	13,670	(2,989)	(21.9)%
Segment NOI for Triple Net Lease Properties	3,165	36,243	(33,078)	(91.3)%
Total segment NOI	81,335	92,461	(11,126)	(12.0)%
Expenses
Depreciation and amortization	41,542	51,246	(9,704)	(18.9)%
Interest expense	47,202	47,678	(476)	(1.0)%
General and administrative expense	10,356	6,892	3,464	50.3%
Acquisition, transaction and integration expense	1,061	11,571	(10,510)	(90.8)%
Management fees and incentive compensation to affiliate	—	7,439	(7,439)	NM
Loss on extinguishment of debt	335	58,544	(58,209)	(99.4)%
Other expense	1,352	1,412	(60)	(4.2)%
Total expenses	101,848	184,782	(82,934)	(44.9)%
Loss on sale of real estate	(122)	—	(122)	NM
Gain on lease termination	—	40,090	(40,090)	NM
Loss before income taxes	(20,635)	(52,231)	31,596	(60.5)%
Income tax expense	144	199	(55)	(27.6)%
Net loss	$(20,779)	$(52,430)	$31,651	(60.4)%
_______________
NM – Not meaningful

Managed IL Properties

The following table presents same store and total portfolio results as of and for the six months ended June 30, 2019 and 2018:

	Same Store Portfolio				Total Portfolio
(dollars in thousands, except per bed data)	2019	2018	Change	%	2019	2018	Change	%
Resident fees and services	$86,422	$85,414	$1,008	1.2%	$167,261	$106,351	$60,910	57.3%
Less: Property operating expense	51,076	51,360	(284)	(0.6)%	99,772	63,803	35,969	56.4%
NOI	$35,346	$34,054	$1,292	3.8%	$67,489	$42,548	$24,941	58.6%

Total properties	51	51			102	102
Average available beds	6,127	6,127			11,974	7,101
Average occupancy (%)	86.5	87.4			87.1	87.4
Average monthly revenue per occupied bed (A)	$2,719	$2,643			$2,674	$2,839

(A)
In accordance with ASC 842 effective January 1, 2019, collectability of receivables is assessed and incorporated in lease revenue. In order to facilitate a comparison between periods, the average monthly revenue per occupied bed for the period ended June 30, 2018 incorporates a similar adjustment.

Resident fees and services

Total resident fees and services increased $60.9 million. This increase is primarily attributable to the fees from the Holiday Portfolio, which are included in the Managed IL Properties segment following the Lease Termination in May 2018.

Same store resident fees and services increased $1.0 million, primarily due to an increase in average rental rates, which were slightly offset by a decrease in average occupancy rates.

Property operating expense

Property operating expense increased $36.0 million. This increase is primarily attributable to the property operating expense related to the Holiday Portfolio, which is included in the Managed IL Properties segment following the Lease Termination in May 2018.

Same store property operating expense decreased $0.3 million, primarily due to lower supply costs.

Segment NOI

Total segment NOI and same store segment NOI increased $24.9 million and $1.3 million, respectively, primarily due to additional NOI from the Holiday Portfolio. See above for the variance explanations.

Managed AL/MC Properties

The following table presents same store and total portfolio results as of and for the six months ended June 30, 2019 and 2018:

	Same Store Portfolio				Total Portfolio
(dollars in thousands, except per bed data)	2019	2018	Change	%	2019	2018	Change	%
Resident fees and services	$46,392	$46,392	$—	—%	$63,213	$65,476	$(2,263)	(3.5)%
Less: Property operating expense	36,281	34,969	1,312	3.8%	52,532	51,806	726	1.4%
NOI	$10,111	$11,423	$(1,312)	(11.5)%	$10,681	$13,670	$(2,989)	(21.9)%

Total properties	19	19			28	30
Average available beds	2,296	2,296			3,352	3,417
Average occupancy (%)	81.5	81.9			77.8	79.6
Average monthly revenue per occupied bed (A)	$4,132	$4,095			$4,043	3,994

(A)
In accordance with ASC 842 effective January 1, 2019, collectability of receivables is assessed and incorporated in lease revenue. In order to facilitate a comparison between periods, the average monthly revenue per occupied bed for the period ended June 30, 2018 incorporates a similar adjustment.

Resident fees and services

Total resident fees and services decreased $2.3 million. This decrease is primarily attributable to a decrease in average occupancy rates, which was partially offset by an increase in average rental rates.

Same store resident fees and services were relatively flat as a decrease in average occupancy rates was offset by an increase in average rental rates.

Property operating expense

Property operating expense increased $0.7 million, primarily due to higher labor costs.

Same store property operating expense increased $1.3 million, primarily due to higher labor costs.

Segment NOI

Total segment NOI and same store segment NOI decreased $3.0 million and $1.3 million, respectively. See above for the variance explanations.

Triple Net Lease Properties

The following table presents same store and total portfolio results as of and for the six months ended June 30, 2019 and 2018:

	Same Store Portfolio				Total Portfolio
(dollars in thousands)	2019	2018	Change	%	2019	2018	Change	%
Rental revenue	$3,165	$3,163	$2	0.1%	$3,165	$36,243	$(33,078)	(91.3)%
NOI	$3,165	$3,163	$2	0.1%	$3,165	$36,243	$(33,078)	(91.3)%

Total properties	1	1			1	1
Average available beds	463	4,360			463	4,360
Average occupancy (%)	86.7	87.1			86.7	85.5

Total segment NOI decreased $33.1 million, primarily due to the Lease Termination effective on May 14, 2018. As a percentage of rental revenue, segment NOI was 100% of revenue for each fiscal year as the lessee operates the property and bears the related costs, including maintenance, utilities, taxes, insurance, repairs, capital improvements and the payroll expense of property-level employees.

Expenses

Depreciation and amortization

Depreciation and amortization decreased $9.7 million, primarily due to certain intangibles becoming fully amortized.

Interest expense

Interest expense decreased $0.5 million, primarily due to lower effective interest rates and outstanding principal balance as a result debt refinancing and entering into the revolving credit facility in the fourth quarter of 2018, offset by an increase in LIBOR for the comparative periods.

General and administrative expense

General and administrative expense increased $3.5 million, primarily due to additional compensation expense including the amortization of equity-based compensation as a result of the Internalization effective December 31, 2018.

Acquisition, transaction and integration expense

Acquisition, transaction and integration expense decreased $10.5 million, primarily due to costs associated with the strategic review during the six months ended June 30, 2018.

Management fees and incentive compensation to affiliate

Management fees and incentive compensation to affiliate decreased $7.4 million due to the termination of the Management Agreement with the Former Manager as a result of the Internalization effective December 31, 2018.

Loss on extinguishment of debt

During the three months ended June 30, 2019, we repaid $13.7 million of debt in conjunction with our sale of two AL/MC properties and recognized a loss on extinguishment of debt of $0.3 million. In May 2018, we repaid $663.8 million of debt in conjunction with the Lease Termination and recognized a loss on extinguishment of debt of $58.5 million.

Other expense

Other expense was relatively flat for the comparative periods.

Other

Loss on sale of real estate

During the six months ended June 30, 2019, we sold two properties and recognized a loss on sale of $0.1 million.

Gain on lease termination

During the six months ended June 30, 2018, we recognized a gain of $40.1 million as a result of the Lease Termination in May 2018.

Income tax expense

We are organized and conduct our operations to qualify as a REIT under the requirements of the Code. However, certain of our activities are conducted through our TRS and therefore are subject to federal and state income taxes. Income tax expense was relatively flat during the comparative periods.

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity needs are to (i) fund operating expenses, (ii) meet debt service requirements, (iii) fund recurring capital expenditures and investment activities, if applicable, and (iv) make distributions to stockholders. As of June 30, 2019, we had approximately $35.4 million in liquidity, consisting of unrestricted cash and cash equivalents. A portion of this amount is held in operating accounts used to fund expenses at our managed properties and, therefore, may not be available for distribution to stockholders.

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

Debt Obligations

Our mortgage notes payable contain various customary financial and other covenants, and in certain cases include a Debt Service Coverage Ratio, Project Yield or Minimum Net Worth and Liquid Assets provision, as defined in the agreements. As of June 30, 2019, we were in compliance with all of such covenants.

Capital Expenditures

For our Managed Properties segments, we anticipate that capital expenditures will be funded through operating cash flows from the Managed Properties. Capital expenditures, net of insurance proceeds in the Managed IL Properties and Managed AL/MC Properties segments were $9.7 million and $3.8 million, respectively, for the six months ended June 30, 2019.

With respect to our Triple Net Lease Properties segment, the terms of these arrangements typically require the tenants to fund all necessary capital expenditures in order to maintain and improve the applicable senior housing properties. To the extent that our tenant is unwilling or unable to fund these capital expenditure obligations under the existing lease arrangement, we may fund capital expenditures. We do not expect these expenditures to be material. For further information regarding capital expenditures related to our triple net lease property, see “Contractual Obligations” below and Note 15 to the consolidated financial statements.

Cash Flows

The following table provides a summary of our cash flows:

	Six Months Ended June 30,		Increase (Decrease)
(dollars in thousands)	2019	2018	Amount
Net cash provided by (used in)
Operating activities	$4,866	$101,884	$(97,018)
Investing activities	(952)	(8,185)	7,233
Financing activities	(37,979)	(63,841)	25,862
Net decrease in cash, cash equivalents and restricted cash	(34,065)	29,858	(63,923)
Cash, cash equivalents and restricted cash, beginning of period	92,656	157,485	(64,829)
Cash, cash equivalents and restricted cash, end of period	$58,591	$187,343	$(128,752)

Operating activities

Net cash provided by operating activities was $4.9 million and $101.9 million for the six months ended June 30, 2019 and 2018, respectively. The period-over-period decrease of $97.0 million was primarily due to the receipt of $70.0 million from Holiday due to the Lease Termination in May 2018 and a one-time Termination Fee of $10.0 million paid to the Former Manager as a result of the Internalization in January 2019.

Investing activities

Net cash used in investing activities was $1.0 million and $8.2 million for the six months ended June 30, 2019 and 2018, respectively. The period-over-period decrease in net cash used of $7.2 million was due to $13.1 million in proceeds from the sale of two AL/MC assets in 2019 which was offset by $5.8 million of higher capital expenditures in 2019, primarily on the Holiday Portfolio due to the Lease Termination in May 2018.

Financing activities

Net cash used in financing activities was $38.0 million and $63.8 million for the six months ended June 30, 2019 and 2018, respectively. The period-over-period decrease in net cash used of $25.9 million was primarily due to a decrease of $21.3 million in dividends paid due to dividends declared per share of common stock of $0.26 and $0.52 for the six months ended June 30, 2019 and 2018, respectively.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2019, we do not have any off-balance sheet arrangements. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, special purpose or variable interest entities established to facilitate off-balance sheet arrangements. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intend to provide additional funding to any such entities.

CONTRACTUAL OBLIGATIONS

As of June 30, 2019, we had the following material contractual obligations, including estimates of interest payments on our floating rate debt (dollars in thousands):

	Period from July 1, 2019 to December 31, 2019	2020	2021	2022	2023	Thereafter	Total
Principal payments	$4,851	$12,390	$19,930	$21,978	$19,817	$37,179	$116,145
Balloon payments	—	—	73,250	603,302	—	1,098,353	1,774,905
Subtotal	4,851	12,390	93,180	625,280	19,817	1,135,532	1,891,050
Interest (A)	44,674	88,937	88,055	63,297	52,961	96,029	433,953
Leases	248	599	552	489	466	545	2,899
Total obligations (B)	$49,773	$101,926	$181,787	$689,066	$73,244	$1,232,106	$2,327,902

(A)
Estimated interest payments on floating rate debt are calculated using LIBOR rates in effect at June 30, 2019 and may not be indicative of actual payments. Actual payments may vary significantly due to LIBOR fluctuations. See Note 9 to the consolidated financial statements for further information about interest rates.

(B)	Total obligations include an estimate of interest payments on floating rate debt, see Note A above.

In addition to our contractual obligations, we are a party to property management agreements with property managers. See Note 15 to the consolidated financial statements for information related to our capital improvement and repair commitments.

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

We define Normalized FFO as FFO excluding the following income and expense items, as applicable: (a) acquisition, transaction and integration related expenses; (b) the write off of unamortized discounts, premiums, deferred financing costs, or additional costs, make whole payments and penalties or premiums incurred as the result of early repayment of debt (collectively “Gain (Loss) on extinguishment of debt”); (c) incentive compensation to the Former Manager recognized as a result of sales of real estate; (d) the remeasurement of deferred tax assets; (e) valuation allowance on deferred tax assets, net; (f) termination fee to the Former Manager; (g) gain on lease termination; (h) compensation expense related to transition awards; and (i) other items that we believe are not indicative of operating performance, generally reported as “Other expense (income)” in our Consolidated Statements of Operations.

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

The following table sets forth a reconciliation of net income (loss) to Adjusted FFO:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Net loss attributable to common stockholders	$(10,185)	$(39,081)	$(21,976)	$(52,430)
Loss on sale of assets	122	—	122	—
Depreciation and amortization	20,755	24,521	41,542	51,246
FFO	10,692	(14,560)	19,688	(1,184)
Acquisition, transaction and integration expense	411	8,683	1,061	11,571
Loss on extinguishment of debt	335	58,544	335	58,544
Compensation expense related to transition awards	541	—	1,142	—
Gain on lease termination	—	(40,090)	—	(40,090)
Other expense	139	32	1,445	1,412
Normalized FFO	12,118	12,609	23,671	30,253
Straight line rental revenue	(147)	(1,693)	(321)	(5,019)
Amortization of equity-based compensation expense	88	—	88	—
Amortization of deferred financing costs	1,097	3,162	2,305	5,294
Amortization of deferred community fees and other	397	911	966	1,264
Adjusted FFO	$13,553	$14,989	$26,709	$31,792

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) facilitates an assessment of the operating performance of our existing portfolio of assets on an unleveraged basis by eliminating the impact of our capital structure and tax position. We define Adjusted EBITDA as Normalized FFO excluding interest expense and income tax expense.

The following table sets forth a reconciliation of net income (loss) to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Net loss attributable to common stockholders	$(10,185)	$(39,081)	$(21,976)	$(52,430)
Loss on sale of assets	122	—	122	—
Depreciation and amortization	20,755	24,521	41,542	51,246
FFO	10,692	(14,560)	19,688	(1,184)
Acquisition, transaction and integration expense	411	8,683	1,061	11,571
Loss on extinguishment of debt	335	58,544	335	58,544
Compensation expense realted to transition awards	541	—	1,142	—
Gain on lease termination	—	(40,090)	—	(40,090)
Other expense	139	32	1,445	1,412
Normalized FFO	12,118	12,609	23,671	30,253
Interest expense	23,483	25,755	47,202	47,678
Income tax expense	64	151	144	199
Adjusted EBITDA	$35,665	$38,515	$71,017	$78,130

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

Other than critical accounting policies mentioned in Note 2 of our consolidated financial statements, there were no material changes to our critical accounting policies disclosed in our Form 10-K for the year ended December 31, 2018.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates on borrowings under our mortgage loans that are floating rate obligations. These market risks result primarily from changes in LIBOR or prime rates. We continuously monitor our level of floating rate debt with respect to total debt and other factors, including our assessment of current and future economic conditions. See the discussion of interest rate risk in Part II, Item 1A. Risk Factors, “-An increase in market interest rates may have an adverse effect on the market price of our common stock.”

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

In May 2019, we entered into an interest rate swap with a notional amount of $350.0 million and a maturity date of May 2022 that effectively converts LIBOR-based floating-rate debt to fixed-rate debt, thus reducing the impact of interest-rate changes on future interest expense. As of June 30, 2019, we had $1.4 billion of floating rate debt, representing 75.4% of our total indebtedness, with a weighted average coupon rate of 4.78%. After considering the effect of the interest rate swap, $1.1 billion of our floating rate debt with an average coupon rate of 4.80% would be subject to interest rate fluctuations. As a result, a 100 basis point change in interest rates would change annual interest expense by $10.8 million

Liquidity Risk

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

Mortgages on our properties contain customary covenants such as those that limit or restrict our ability, without the consent of the lender, to further encumber or sell the applicable properties, or to replace the applicable tenant or operator. Breaches of certain covenants may result in defaults under the mortgages on our properties and cross-defaults under certain of our other indebtedness, even if we satisfy our payment obligations to the respective obligee. Covenants that limit our operational flexibility as well as defaults resulting from the breach of any of these covenants could materially adversely affect our business, results of operations and financial condition. A failure to comply with the terms of our financings could result in the acceleration of the requirement to repay all or a portion of our outstanding indebtedness. In addition, the terms of our financings may prohibit or limit our ability to amend or terminate our triple net lease if we desired to do so, including in situations where our tenant and guarantors may not have the resources to make payments under the terms of the lease or guaranty, respectively.

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

Both Holiday and Blue Harbor serve as the managers of properties representing a significant portion of the NOI from our Managed Properties segments (which currently accounts for all but one of our properties). For the six months ended June 30, 2019 and 2018, Holiday served as the manager of properties representing 84.9% and 71.6%, respectively, of the NOI from our Managed Properties segments. As of June 30, 2019, Holiday managed 98 of the 130 properties in our Managed Properties segments, including the 51 properties that were previously in our Triple Net Lease segment. For the six months ended June 30, 2019 and 2018, Blue Harbor served as the manager of properties representing 12.0% and 23.3%, respectively, of the NOI from our Managed Properties segments. As of June 30, 2019, Blue Harbor managed 18 of the 130 properties in our Managed Properties segments. Holiday is majority-owned by private equity funds managed by our Former Manager (or its affiliates) and Blue Harbor is an affiliate of our Former Manager.

As of June 30, 2019, all of our managed properties were subject to management agreements with Holiday, Blue Harbor, JEA, Grace, Watermark, Integral or Phoenix. We rely on our property managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our senior housing operations efficiently and effectively. We also rely on our property managers to set appropriate resident fees and to otherwise operate our senior housing communities in compliance with the terms of our property management agreements and all applicable laws and regulations. We also have various rights as the property owner under our property management agreements, including various rights to set budget guidelines and to terminate and exercise remedies under those agreements as provided therein. However, any failure, inability or unwillingness on the part of our property managers to satisfy their respective obligations under those agreements, or any change of control, acquisition, wind down or other change in the business operations of our property managers to efficiently and effectively manage our properties or to provide timely and accurate accounting information with respect thereto, could have a material adverse effect on us.

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

During the six months ended June 30, 2019, 96.1% of our NOI was attributable to our managed portfolio. We have engaged third parties to operate all of our managed assets on our behalf. The income generated by our managed properties, which we expect will increase following the Lease Termination, depends on the ability of our property managers to successfully manage these properties, which is a complex task. Although we have various rights pursuant to our property management agreements, we rely upon our property managers’ personnel, expertise, technical resources and information systems, compliance procedures and programs, proprietary information, good faith and judgment to manage our senior housing operations efficiently and effectively. We also rely on our property managers to provide accurate property-level financial results for our properties in a timely manner and to otherwise operate our properties in compliance with the terms of our property management agreements and all applicable laws and regulations. We rely on our property managers to attract and retain skilled management personnel and property level personnel who are responsible for the day-to-day operations of our properties. A failure to effectively manage property operating expense, including, without limitation, labor costs and resident referral fees, or significant changes in our property managers’ ability to manage our properties efficiently and effectively, could adversely affect the income we receive from our properties and have a material adverse effect on us. Any adverse developments in our property managers’ business and affairs or financial condition could impair such property manager’s ability to manage our properties efficiently and effectively and in compliance with applicable laws, which could have a material adverse effect on our business, results of operations or financial condition.

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

As of June 30, 2019, there are issued and outstanding, 400,000 shares of Redeemable Series A Preferred Stock. Additionally, we may in the future incur or issue debt or issue equity or equity-related securities. Upon our liquidation, dissolution or winding up, lenders and holders of our debt and holders of our preferred stock, including holders of the outstanding shares of our Redeemable Series A Preferred Stock, would receive a distribution of our available assets before common stockholders. Any future incurrence or issuance of debt would increase our interest cost and could adversely affect our results of operations and cash flows. We are not required to offer any additional equity securities to existing common stockholders on a preemptive basis. Therefore, additional issuances of common stock, directly or through convertible or exchangeable securities (including limited partnership interests in our operating partnership), warrants or options, will dilute the holdings of our existing common stockholders and such issuances, or the perception of such issuances, may reduce the market price of our common stock. Our outstanding Redeemable Series A Preferred Stock provides that, subject to certain exceptions, no dividend or other distribution may be declared, made or paid or set apart for payment upon a class of capital stock ranking junior to or on parity with the Redeemable Series A Preferred Stock. Additionally, any preferred stock issued by us in the future would likely have a preference on distribution payments, periodically or upon liquidation, which could eliminate or otherwise limit our ability to make distributions to common stockholders. Because our decision to incur or issue debt or issue equity or equity-related securities, including additional preferred stock, in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. Thus, common stockholders bear the risk that our future incurrence or issuance of debt or issuance of equity or equity-related securities, including additional preferred stock, will adversely affect the market price of our common stock.

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

In addition, we have loans, derivative contracts, and other financial instruments with terms that are benchmarked to LIBOR, which is expected to be discontinued at the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021 or whether LIBOR will be replaced by alternative reference rates. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates and their impact on the market for or value of any LIBOR-linked securities, loans, derivatives and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On July 31, 2019, the Company made grants of equity awards to its four executive officers. Each award consisted of 75% performance unit awards (“PSUs”) and 25% restricted stock units (“RSUs”) and was made at the following target amounts in accordance with each executive’s employment letter agreement with the Company: Chief Executive Officer, $2,000,000; Chief Financial Officer, $350,000; Chief Accounting Officer, $325,000; and General Counsel, $400,000. The RSUs vest ratably on January 1 of each of the following three years subject to continued employment and the PSUs vest on December 31, 2021 at the end of the three-year performance period, based on relative total shareholder return (“TSR”) against the NAREIT Health Care Index.

The fair value of the RSUs was determined using the closing price of the Company’s common stock on the grant date. The fair value of the PSUs was measured using a Monte Carlo simulation on the grant date, measuring potential TSR relative to the NAREIT Health Care Index. The expected volatility of the Company’s stock price was based on the historical volatility of a peer group while expected volatility for the other companies in the NAREIT Health Care Index was based on their own stock price history. All volatility and correlation measures were based on three years of daily historical price data through July 31, 2019, corresponding to the three-year performance period.

The total number of shares of the Company’s common stock subject to the awards (at target) and the approximate weighted average grant date fair value of the awards was 720,573 shares and $11.40 per share, respectively. The grant date fair value will be amortized and recognized in earnings over the vesting period.

Appointment of J. Justin Hutchens to Committees of the Board of Directors

J. Justin Hutchens, who was appointed to the board on June 19, 2019, as disclosed in the Form 8-K filed on such date, was appointed to the audit and nominating and corporate governance committees of the Board of Directors effective July 19, 2019.

ITEM 6. EXHIBITS

Exhibits filed with this Form 10-Q:
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to New Senior’s Current Report on Form 8-K, Exhibit 3.1, filed on June 13, 2019).
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to New Senior’s Current Report on Form 8-K, Exhibit 3.2, filed on June 13, 2019).
10.1*	Form of Restricted Stock Unit Award Agreement for Directors.
10.2*	Form of Restricted Stock Unit Award Agreement for Executive Officers.
10.3*	Form of Performance Stock Unit Award Agreement for Executive Officers.
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data File formatted as Inline XBRL (iXBRL))
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline BRL and contained in Exhibit 101).
*	Management contract or compensatory plan or arrangement.

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

August 2, 2019

By:	/s/ David Smith
David Smith
Executive Vice President, Chief Financial Officer

August 2, 2019

By:	/s/ Bhairav Patel
Bhairav Patel
Executive Vice President of Finance and Accounting

August 2, 2019