Form 10-Q
period 2019-09-30
New Senior Investment Group Inc.
filed 2019-11-05
CIK 1610114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

Common stock, $0.01 par value per share: 82,964,438 shares outstanding as of October 29, 2019.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

•
concentration risk with respect to Holiday Retirement (“Holiday”), which, for the nine months ended September 30, 2019, accounted for 85.2% of net operating income (“NOI”) from our Managed Properties segments;

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

•
our ability to complete the pending sale of 28 senior living facilities that comprise our Managed Assisted Living/Memory Care properties segment in a timely manner, or at all, and, if completed, to achieve the expected benefits of the transaction;

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

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Real estate investments:
Land	$177,956	$177,956
Buildings, improvements and other	2,360,548	2,335,813
Accumulated depreciation	(420,682)	(358,368)
Net real estate property	2,117,822	2,155,401
Acquired lease and other intangible assets	8,638	8,638
Accumulated amortization	(3,144)	(2,877)
Net real estate intangibles	5,494	5,761
Net real estate investments	2,123,316	2,161,162

Cash and cash equivalents	35,399	72,422
Receivables and other assets, net	45,156	52,674
Total Assets	$2,203,871	$2,286,258

Liabilities, Redeemable Preferred Stock and Equity
Liabilities
Debt, net	$1,836,062	$1,884,882
Due to affiliates	—	26,245
Accrued expenses and other liabilities	76,298	52,679
Total Liabilities	1,912,360	1,963,806

Commitments and contingencies (Note 15)

Redeemable preferred stock, $0.01 par value with $100 liquidation preference, 400,000 shares authorized, issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	40,506	40,000

Equity
Preferred stock, $0.01 par value, 99,600,000 shares (excluding 400,000 shares of redeemable preferred stock) authorized, none issued or outstanding as of September 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 82,964,438 and 82,148,869 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	830	821
Additional paid-in capital	900,432	898,135
Accumulated deficit	(642,990)	(616,504)
Accumulated other comprehensive loss	(7,267)	—
Total Equity	251,005	282,452

Total Liabilities, Redeemable Preferred Stock and Equity	$2,203,871	$2,286,258
See notes to consolidated financial statements (unaudited).

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Resident fees and services	$114,003	$116,178	$344,477	$288,005
Rental revenue	1,583	1,582	4,748	37,825
Total revenues	115,586	117,760	349,225	325,830

Expenses
Property operating expense	75,185	77,066	227,489	192,675
Depreciation and amortization	21,041	22,373	62,583	73,619
Interest expense	22,662	29,268	69,864	76,946
General and administrative expense	5,417	3,219	15,773	10,111
Acquisition, transaction and integration expense	616	1,559	1,677	13,130
Management fees and incentive compensation to affiliate	—	3,688	—	11,127
Loss on extinguishment of debt	—	—	335	58,544
Other expense (income)	(2)	782	1,350	2,194
Total expenses	124,919	137,955	379,071	438,346
Loss on sale of real estate	—	—	(122)	—
Gain on lease termination	—	—	—	40,090
Litigation proceeds, net	38,226	—	38,226	—
Income (Loss) before income taxes	28,893	(20,195)	8,258	(72,426)
Income tax expense	44	104	188	303
Net income (loss)	28,849	(20,299)	8,070	(72,729)
Deemed dividend on redeemable preferred stock	(605)	—	(1,802)	—
Net income (loss) attributable to common stockholders	$28,244	$(20,299)	$6,268	$(72,729)

Net income (loss) per share of common stock
Basic (A)	$0.34	$(0.25)	$0.08	$(0.89)
Diluted	$0.34	$(0.25)	$0.07	$(0.89)

Weighted average number of shares of common stock outstanding
Basic	82,209,844	82,148,869	82,207,610	82,148,869
Diluted (B)	83,964,231	82,148,869	83,588,648	82,148,869

Dividends declared per share of common stock	$0.13	$0.13	$0.39	$0.65

(A)
Basic earnings per share (“EPS”) is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding. The outstanding shares used to calculate the weighted average basic shares excludes 754,594 restricted stock awards, net of forfeitures, as of September 30, 2019, as those shares were issued but were not vested and therefore, not considered outstanding for purposes of computing basic income (loss) per share. Diluted EPS is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding plus the additional dilutive effect, if any, of common stock equivalents during each period.

(B)	Dilutive share equivalents and options were excluded for the three and nine months ended September 30, 2018 as their inclusion would have been anti-dilutive given our loss position.

See notes to consolidated financial statements (unaudited).

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$28,849	$(20,299)	$8,070	$(72,729)
Other comprehensive loss:
Unrealized loss on cash flow hedge	(1,003)	—	(7,267)	—
Total other comprehensive loss	(1,003)	—	(7,267)	—
Total comprehensive income (loss)	27,846	(20,299)	803	(72,729)

See notes to consolidated financial statements (unaudited).

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended September 30, 2019
	Common Stock		Accumulated Deficit	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance at June 30, 2019	83,126,259	$831	$(660,078)	$899,386	$(6,264)	$233,875
Amortization of equity-based compensation	—	—	—	1,045	—	1,045
Restricted stock awards forfeited	(161,821)	(1)	—	1	—	—
Dividends declared - common stock ($0.13 per share)	—	—	(10,687)	—	—	(10,687)
Dividends declared - equity awards ($0.13 per share)	—	—	(469)	—	—	(469)
Deemed dividend on redeemable preferred stock	—	—	(506)	—	—	(506)
Dividends declared on redeemable preferred stock	—	—	(99)	—	—	(99)
Other comprehensive loss	—	—	—	—	(1,003)	(1,003)
Net income	—	—	28,849	—	—	28,849
Balance at September 30, 2019	82,964,438	$830	$(642,990)	$900,432	$(7,267)	$251,005

	Nine Months Ended September 30, 2019
	Common Stock		Accumulated Deficit	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance at December 31, 2018	82,148,869	$821	$(616,504)	$898,135	$—	$282,452
Restricted stock awards issued	916,415	9	—	(9)	—	—
Amortization of equity-based compensation	—	—	—	2,031	—	2,031
Directors shares issued	60,975	1	—	274	—	275
Restricted stock awards forfeited	(161,821)	(1)	—	1	—	—
Dividends declared - common stock ($0.39 per share)	—	—	(32,062)	—	—	(32,062)
Dividends declared - equity awards ($0.13 - $0.39 per share)	—	—	(692)	—	—	(692)
Deemed dividend on redeemable preferred stock	—	—	(506)	—	—	(506)
Dividends declared on redeemable preferred stock	—	—	(1,296)	—	—	(1,296)
Other comprehensive loss	—	—	—	—	(7,267)	(7,267)
Net income	—	—	8,070	—	—	8,070
Balance at September 30, 2019	82,964,438	$830	$(642,990)	$900,432	$(7,267)	$251,005

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended September 30, 2018
	Common Stock		Accumulated Deficit	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance at June 30, 2018	82,148,869	$821	$(488,214)	$898,135	$—	$410,742
Dividends declared - common stock ($0.13 per share)	—	—	(10,684)	—	—	(10,684)
Net loss	—	—	(20,299)	—	—	(20,299)
Balance at September 30, 2018	82,148,869	$821	$(519,197)	$898,135	$—	$379,759

	Nine Months Ended September 30, 2018
	Common Stock		Accumulated Deficit	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance at December 31, 2017	82,148,869	$821	$(393,068)	$898,132	$—	$505,885
Fair value of stock options issued	—	—	—	3	—	3
Dividends declared - common stock ($0.65 per share)	—	—	(53,400)	—	—	(53,400)
Net loss	—	—	(72,729)	—	—	(72,729)
Balance at September 30, 2018	82,148,869	$821	$(519,197)	$898,135	$—	$379,759

See notes to consolidated financial statements (unaudited).

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash Flows From Operating Activities
Net income (loss)	$8,070	$(72,729)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of tangible assets and amortization of intangible assets	62,583	73,654
Amortization of deferred financing costs	3,228	9,396
Amortization of deferred revenue, net	1,588	2,346
Non-cash straight line rental revenue	(455)	(5,192)
Non-cash adjustment on lease termination (A)	—	29,910
Loss on extinguishment of debt	335	58,544
Provision for bad debt	—	1,630
Amortization of equity-based compensation	2,031	—
Loss on sale of real estate	122	—
Other non-cash expense	1,041	2,308
Changes in:
Receivables and other assets, net	(2,274)	(5,046)
Due to affiliates	(25,995)	5,789
Accrued expenses and other liabilities	12,080	10,916
Net cash provided by operating activities	$62,354	$111,526
Cash Flows From Investing Activities
Proceeds from sale of real estate	$13,086	$—
Capital expenditures	(22,011)	(15,349)
Insurance proceeds	1,327	1,744
Net cash used in investing activities	$(7,598)	$(13,605)
Cash Flows From Financing Activities
Principal payments of mortgage notes payable and capital lease obligations	$(7,675)	$(16,063)
Proceeds from mortgage notes payable	—	720,000
Proceeds from borrowings on revolving credit facility	4,250	—
Repayments of borrowings on revolving credit facility	(34,500)	—
Repayments of mortgage notes payable	(13,674)	(663,788)
Payment of exit fee on extinguishment of debt	(206)	(51,886)
Payment of deferred financing costs	(1,055)	(13,663)
Purchase of interest rate caps	(35)	(341)
Payment of common stock dividend	(32,062)	(53,400)
Payment of redeemable preferred stock dividend	(1,296)	—
Net cash used in financing activities	$(86,253)	$(79,141)
Net increase (decrease) in cash, cash equivalents and restricted cash	(31,497)	18,780
Cash, cash equivalents and restricted cash, beginning of period	92,656	157,485
Cash, cash equivalents and restricted cash, end of period	$61,159	$176,265

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$67,151	$67,323
Cash paid during the period for income taxes	349	326

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Issuance of common stock	$275	$—
Capital lease obligations	468	273
Furniture, fixtures, equipment and other improvements (B)	—	10,065

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

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2019	2018
Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents	$72,422	$137,327
Restricted cash (A)	20,234	20,158
Total, beginning of period	$92,656	$157,485

Cash and cash equivalents	$35,399	$157,365
Restricted cash (A)	25,760	18,900
Total, end of period	$61,159	$176,265

(A)
Consists of (i) amounts held by lenders in tax, insurance, replacement reserve and other escrow accounts and (ii) security deposits, which are included in “Receivables and other assets, net” in our Consolidated Balance Sheets.

See notes to consolidated financial statements (unaudited).

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2019
(dollars in tables in thousands, except share data)

1.	ORGANIZATION

New Senior is a REIT primarily focused on investing in private pay senior housing properties. As of September 30, 2019, we owned a diversified portfolio of 131 primarily private pay senior housing properties located across 37 states. We are listed on the New York Stock Exchange (“NYSE”) under the symbol “SNR” and are headquartered in New York, New York.

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
September 30, 2019
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

Significant Accounting Policies

Equity-Based Compensation

Compensation expense for all equity-based awards including those with graded vesting schedules granted to employees and non-employees is recognized in “General and administrative expense” in our Consolidated Statements of Operations on a straight-line basis over the vesting period based on the grant date fair value of the award. Forfeitures of equity-based awards are recognized as they occur.

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

We recognize all derivatives as either assets or liabilities in “Receivables and other assets, net” or “Accrued expenses and other liabilities” on our Consolidated Balance Sheets at fair value as of the reporting date. Derivative valuation requires us to make estimates and judgments that affect the fair value of the instruments. We apply hedge accounting on our interest rate swap and therefore, changes in fair value of the instrument are recorded in “Accumulated other comprehensive income (loss)” in our Consolidated Balance Sheets. We do not apply hedge accounting on our interest rate caps and therefore, changes in fair value of these instruments are recorded in “Other expense (income)” in our Consolidated Statements of Operations.

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
September 30, 2019
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

Lessee Accounting
We determine if a contract is or contains a lease at inception. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use asset and lease liability are recognized at the commencement date based on the present value of lease payments over the lease term. We use our incremental borrowing rate to determine the present value of lease payments as the rates implicit in our leases are not readily determinable. Upon adoption on January 1, 2019 and as of September 30, 2019, our operating lease right-of-use assets, which approximates our operating lease liabilities, were $2.6 million and $2.2 million, respectively, for our corporate office, land and equipment leases. Our operating lease right-of-use asset is included in “Buildings, improvements and other” and our operating lease liability is included in “Accrued expenses and other liabilities” in our Consolidated Balance Sheets. The weighted-average remaining lease term for our operating leases was 4.4 years and 5.1 years at September 30, 2019 and December 31, 2018, respectively. The weighted-average discount rate was 6.03% and 6.02% at September 30, 2019 and December 31, 2018, respectively.

Upon the adoption of ASC 842, capital leases under prior accounting guidance were classified as finance leases, which did not have a significant change to our accounting for such leases.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, Measurement of Credit Losses on Financial Instruments. This standard replaces the current incurred loss methodology with a methodology that reflects expected credit losses. Under this methodology, a company would recognize an impairment allowance equal to its current estimate of all contractual cash flows that it does not expect to collect from financial assets measured at amortized cost. The effective date of the standard will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, and early adoption is permitted beginning after December 15, 2018. We have performed a preliminary assessment of the impact this guidance may have on our consolidated financial statements and noted that our entire balance of receivables relates to lease agreements with our residents and tenant, which are specifically excluded from this standard. As a result, the adoption of this ASU is not expected to have a significant impact on our consolidated financial statements.

3.	LEASE TERMINATION

On May 9, 2018, we entered into a lease termination agreement with affiliates of Holiday to terminate our triple net leases relating to the Holiday Portfolio. The Lease Termination was effective May 14, 2018. We received total consideration of $115.6 million including a $70.0 million termination payment and retention of $45.6 million in security deposits held by us. In connection with the Lease Termination, we also assumed ownership of certain furniture, fixtures, equipment and other improvements with a fair market value of $10.0 million. As a result of the Lease Termination, we recognized a gain on lease termination of $40.1 million

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2019
(dollars in tables in thousands, except share data)

after adjusting for write-offs of straight-line rent receivables of $84.3 million and net above-market rent lease intangible assets of $1.2 million for the three and nine months ended September 30, 2018.

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

In the nine months ended September 30, 2019, we sold two AL/MC assets in the Managed AL/MC Properties segment for a combined sale price of $13.8 million, and recognized a loss on sale of $0.1 million, which is included in “Loss on sale of real estate” in our Consolidated Statements of Operations. In connection with these dispositions, we repaid $13.7 million of debt. Prior to the sale, both assets were classified as “Assets held for sale” and included in “Receivables and other assets, net” on the Consolidated Balance Sheets.

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

Effective May 14, 2018, we terminated our triple net leases with respect to the properties in the Holiday Portfolio and concurrently entered into property management agreements with Holiday with respect to such properties. The NOI for such properties following the Lease Termination has been included in the Managed IL Properties segment. This resulted in a significant increase in the segment NOI of the Managed IL Properties with a corresponding decrease in the segment NOI of the Triple Net Lease Properties during the nine months ended September 30, 2019.

Depreciation and amortization, interest expense, acquisition, transaction and integration expense, termination fee, management fees and incentive compensation to affiliate, general and administrative expense, loss on extinguishment of debt, impairment of real estate, other expense (income), gain (loss) on sale of real estate, gain on lease termination, litigation proceeds, net and income tax expense (benefit) are not allocated to individual segments for purposes of assessing segment performance. There are no intersegment sales.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2019
(dollars in tables in thousands, except share data)

	Three Months Ended September 30, 2019				Three Months Ended September 30, 2018
	Triple Net Lease Properties	Managed Properties		Consolidated	Triple Net Lease Properties	Managed Properties		Consolidated
		IL	AL/MC			IL	AL/MC
Revenues
Resident fees and services	$—	$84,475	$29,528	$114,003	$—	$83,449	$32,729	$116,178
Rental revenue	1,583	—	—	1,583	1,582	—	—	1,582
Less: Property operating expense	—	50,678	24,507	75,185	—	50,457	26,609	77,066
Segment NOI	$1,583	$33,797	$5,021	$40,401	$1,582	$32,992	$6,120	$40,694

Depreciation and amortization				21,041				22,373
Interest expense				22,662				29,268
General and administrative expense				5,417				3,219
Acquisition, transaction and integration expense				616				1,559
Management fees and incentive compensation to affiliate				—				3,688
Other expense (income)				(2)				782
Total expenses				49,734				60,889
Litigation proceeds, net				38,226				—
Income (Loss) before income taxes				28,893				(20,195)
Income tax expense				44				104
Net income (loss)				$28,849				$(20,299)

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2019
(dollars in tables in thousands, except share data)

	Nine Months Ended September 30, 2019				Nine Months Ended September 30, 2018
	Triple Net Lease Properties	Managed Properties		Consolidated	Triple Net Lease Properties	Managed Properties		Consolidated
		IL	AL/MC			IL	AL/MC
Revenues
Resident fees and services	$—	$251,736	$92,741	$344,477	$—	$189,800	$98,205	$288,005
Rental revenue	4,748		—	4,748	37,825		—	37,825
Less: Property operating expense	—	150,450	77,039	227,489	—	114,264	78,411	192,675
Segment NOI	$4,748	$101,286	$15,702	$121,736	$37,825	$75,536	$19,794	$133,155

Depreciation and amortization				62,583				73,619
Interest expense				69,864				76,946
General and administrative expense				15,773				10,111
Acquisition, transaction and integration expense				1,677				13,130
Management fees and incentive compensation to affiliate				—				11,127
Loss on extinguishment of debt				335				58,544
Other expense				1,350				2,194
Total expenses				151,582				245,671
Loss on sale of real estate				(122)				—
Gain on lease termination				—				40,090
Litigation proceeds, net				38,226				—
Income (Loss) before income taxes				8,258				(72,426)
Income tax expense				188				303
Net income (loss)				$8,070				$(72,729)

For the three and nine months ended September 30, 2019, no rental revenue was attributable to Holiday due to the Lease Termination in May 2018. For the nine months ended September 30, 2018, rental revenue attributable to our triple net leases with Holiday accounted for 10.2% of our total revenue.

Assets by reportable business segment are reconciled to total assets as follows:

	September 30, 2019		December 31, 2018
	Amount	Percentage	Amount	Percentage
Managed IL Properties	$1,756,511	79.7%	$1,792,746	78.4%
Managed AL/MC Properties	380,988	17.3%	399,393	17.5%
Triple Net Lease Properties	57,170	2.6%	58,270	2.5%
All other assets (A)	9,202	0.4%	35,849	1.6%
Total assets	$2,203,871	100.0%	$2,286,258	100.0%

(A)	Primarily consists of right-of-use asset and corporate cash which is not directly attributable to our reportable business segments.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2019
(dollars in tables in thousands, except share data)

The following table presents the percentage of total revenues by geographic location:

	As of and for the nine months ended September 30, 2019		As of and for the nine months ended September 30, 2018
	Number of Communities	% of Total Revenue	Number of Communities	% of Total Revenue
Florida	15	11.8%	15	12.3%
California	11	10.9%	11	11.2%
Texas	13	9.8%	13	9.6%
North Carolina	9	7.4%	9	7.2%
Pennsylvania	6	6.1%	7	6.9%
Oregon	9	7.0%	9	6.4%
Other	68	47.0%	69	46.4%
Total	131	100.0%	133	100.0%

6.	REAL ESTATE INVESTMENTS

	September 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value
Land	$177,956	$—	$177,956	$177,956	$—	$177,956
Building and improvements	2,225,305	(317,795)	1,907,510	2,211,318	(269,137)	1,942,181
Furniture, fixtures and equipment	135,243	(102,887)	32,356	124,495	(89,231)	35,264
Total real estate investments	$2,538,504	$(420,682)	$2,117,822	$2,513,769	$(358,368)	$2,155,401

Depreciation expense was $21.0 million and $22.3 million for the three months ended September 30, 2019 and 2018, respectively, and $62.3 million and $65.5 million for the nine months ended September 30, 2019 and 2018, respectively.

The following table summarizes our real estate intangibles:

	September 30, 2019				December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Amortization Period
Intangible lease assets	$8,638	$(3,144)	$5,494	42.7 years	$8,638	$(2,877)	$5,761	42.1 years

Amortization expense was not material and $0.1 million for the three months ended September 30, 2019 and 2018, respectively, and $0.3 million and $8.2 million for the nine months ended September 30, 2019 and 2018, respectively.
We evaluated long-lived assets, primarily consisting of our real estate investments, for impairment indicators. In performing this evaluation, market conditions and our current intentions with respect to holding or disposing of the asset are considered. Where indicators of impairment are present, we evaluated whether the sum of the expected future undiscounted cash flows is less than book value. Based on such assessment, the future undiscounted cash flows of the underlying operations exceeds the carrying value of such real estate investments, including definite lived intangible assets. Therefore, we did not recognize any impairment loss during the nine months ended September 30, 2019 and 2018.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2019
(dollars in tables in thousands, except share data)

7.	RECEIVABLES AND OTHER ASSETS, NET

	September 30, 2019	December 31, 2018
Escrows held by lenders (A)	$22,909	$17,268
Prepaid expenses	6,895	5,451
Resident receivables, net	3,178	3,200
Security deposits	2,851	2,966
Income tax receivable	944	782
Assets held for sale (B)	—	13,223
Straight-line rent receivable	3,949	3,494
Other assets and receivables	4,430	6,290
Total receivables and other assets	$45,156	$52,674

(A)	Represents amounts held by lenders in tax, insurance, replacement reserve and other escrow accounts that are related to mortgage notes collateralized by New Senior’s properties.

(B)	Represents two properties in the Managed AL/MC Properties segment and primarily consists of the carrying value of buildings and land.

The following table summarizes the allowance for doubtful accounts and the related provision for uncollectible receivables:

	Nine Months Ended September 30,
	2019	2018
Balance, beginning of period	$1,512	$938
Provision for uncollectible receivables (A)	—	1,630
Write-offs, net of recoveries	(1,512)	(1,281)
Balance, end of period	$—	$1,287

(A)	In accordance with ASC 842 effective January 1, 2019, collectability of receivables is assessed and incorporated in lease revenue.

For the three and nine months ended September 30, 2018, the provision for resident receivables and related write-offs were included in “Property operating expense” in our Consolidated Statements of Operations.

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
September 30, 2019
(dollars in tables in thousands, except share data)

The following table sets forth future contracted minimum lease payments from the tenant within the Triple Net Lease Properties segment, excluding contingent payment escalations, as of September 30, 2019:

2019 (three months)	$1,449
2020	5,904
2021	6,066
2022	6,233
2023	6,405
Thereafter	45,469
Total future minimum lease payments	$71,526

8.	DEBT, NET

	September 30, 2019					December 31, 2018
	Outstanding Face Amount	Carrying Value (A)	Maturity Date	Stated Interest Rate	Weighted Average Maturity (Years)	Outstanding Face Amount	Carrying Value (A)
Floating Rate (B)(C)(D)	$1,389,459	$1,373,629	Dec 2021 - Nov 2025	1M LIBOR +2.29% to 1M LIBOR +2.75%	4.3	$1,440,842	$1,422,743
Fixed Rate	464,680	462,433	Sep 2025	4.25%	5.8	464,680	462,139
Total	$1,854,139	$1,836,062			4.7	$1,905,522	$1,884,882

(A)	The totals are reported net of deferred financing costs of $18.1 million and $20.6 million as of September 30, 2019 and December 31, 2018, respectively.

(B)	Substantially all of these loans have LIBOR caps that range between 3.66% and 3.75% as of September 30, 2019.

(C)	Includes $38.8 million and $69.0 million of borrowings outstanding under our revolving credit facility secured by certain properties as of September 30, 2019 and December 31, 2018, respectively.

(D)	As of September 30, 2019, $350.0 million of total floating rate debt that has been hedged using an interest rate swap, which is carried at fair value. See Note 9 for more information.

The carrying value of the collateral relating to the floating rate and fixed rate debt was $1.6 billion and $0.5 billion as of September 30, 2019, respectively, and $1.6 billion and $0.5 billion as of December 31, 2018, respectively.

Our debt contains various customary financial and other covenants, in some cases including Debt Service Coverage Ratio and Project Yield, as defined in the agreements. We are in compliance with the covenants in our debt agreements as of September 30, 2019.

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

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2019
(dollars in tables in thousands, except share data)

As of September 30, 2019, our interest rate swap liability of $7.3 million was recorded in “Accrued expenses and other liabilities” in our Consolidated Balance Sheets. For the three months ended September 30, 2019, the gain reclassified from accumulated other comprehensive income (loss) into earnings was not material. For the nine months ended September 30, 2019, $0.1 million of gain was reclassified from accumulated other comprehensive income (loss) into earnings and was recorded in “Interest expense” in our Consolidated Statements of Operations. As of September 30, 2019, approximately $1.5 million of our swap liability, which is included in accumulated other comprehensive income (loss), is expected to be reclassified into earnings in the next 12 months.

Derivatives Not Designated as Hedging Instruments

Interest rate caps

As of September 30, 2019, our interest rate cap assets were recorded in “Receivables and other assets, net” in our Consolidated Balance Sheets. Fair value losses were not material for the three months ended September 30, 2019 and $0.6 million for the nine months ended September 30, 2019. Fair value losses recognized for the three and nine months ended September 30, 2018 were $0.1 million and $0.3 million, respectively. These amounts are included in “Other expense” in our Consolidated Statements of Operations and “Other non-cash expense” in our Consolidated Statements of Cash Flows.

10.	ACCRUED EXPENSES AND OTHER LIABILITIES

	September 30, 2019	December 31, 2018
Security deposits payable	$2,572	$2,766
Accounts payable	13,709	13,232
Due to property managers(A)	10,232	—
Mortgage interest payable	6,883	7,441
Deferred community fees, net	7,291	6,454
Rent collected in advance	3,647	3,843
Property tax payable	10,747	4,880
Operating lease liability	2,274	—
Derivative liability	7,308	—
Other liabilities	11,635	14,063
Total accrued expenses and other liabilities	$76,298	$52,679

(A)	Prior to the Internalization, the due to property managers balances were primarily recorded in Due to Affiliates on the Consolidated Balance Sheets.

11.	FAIR VALUE MEASUREMENTS

The carrying amounts and fair values of our financial instruments were as follows:

	Fair Value Hierarchy	September 30, 2019		December 31, 2018
		Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents (A)	1	$35,399	$35,399	$72,422	$72,422
Restricted cash (A)	1	25,760	25,760	20,234	20,234
Interest rate caps (B)	2	22	22	618	618
Financial Liabilities:
Mortgage debt (C)	3	$1,799,794	$1,794,193	$1,818,917	$1,820,772
Revolving credit facility (C)	3	36,268	38,485	65,965	68,470
Interest rate swap (B)	2	7,308	7,308	—	—

(A)	The carrying amount approximates fair value.

(B)	Fair value based on pricing models that consider inputs including forward yield curves, cap strike rates, cap volatility and discount rates.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2019
(dollars in tables in thousands, except share data)

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

Management Agreements

Prior to January 1, 2019, we were party to a management agreement (the “Management Agreement”) with the Former Manager, under which the Former Manager advised us on various aspects of our business and managed our day-to-day operations, subject to the supervision of our board of directors. For its management services, the Former Manager was entitled to a base management fee of 1.5% per annum of our gross equity. Gross equity was generally defined as the equity invested by Drive Shack Inc. (“Drive Shack”) (including cash contributed to us) as of the completion of the spin-off from Drive Shack, plus the aggregate offering price from stock offerings, plus certain capital contributions to subsidiaries, less capital distributions (calculated without regard to depreciation and amortization) and repurchases of common stock, calculated and payable monthly in arrears in cash. We incurred $3.7 million and $11.1 million of management fees during the three and nine months ended September 30, 2018 respectively, under the Management Agreement, which are included in “Management fees and incentive compensation to affiliate” in our Consolidated Statements of Operations. As of December 31, 2018, we had management fee payable of $3.7 million, which is included in “Due to affiliates” in our Consolidated Balance Sheets.

The Former Manager was entitled to receive, on a quarterly basis, incentive compensation on a cumulative, but not compounding basis, in an amount equal to the product of (A) 25% of the dollar amount by which (1)(a) funds from operations (as defined in the Management Agreement) before the incentive compensation per share of common stock, plus (b) gains (or losses) from sales of property per share of common stock, plus (c) internal and third party acquisition-related expenses, plus (d) unconsummated transaction expenses, and plus (e) other non-routine items (as defined in the Management Agreement), exceed (2) an amount equal to (a) the weighted average value per share of the equity invested by Drive Shack in the assets of New Senior (including cash contributed to us) as of the completion of the spin-off and the price per share of our common stock in any offerings by us (adjusted for prior capital dividends or capital distributions, which shall be calculated without regard to depreciation and amortization and repurchases of common stock) multiplied by (b) a simple interest rate of 10% per annum, multiplied by (B) the weighted average number of shares of common stock outstanding. The Former Manager did not earn incentive compensation during the three and nine months ended September 30, 2018. The Former Manager was also entitled to receive, upon the successful completion of an equity offering, options with respect to 10% of the number of shares sold in the offering with an exercise price equal to the price paid by the purchaser in the offering.

Because the Former Manager’s employees performed certain legal, accounting, due diligence, asset management and other services that outside professionals or outside consultants otherwise would perform, the Former Manager was paid or reimbursed, pursuant to the Management Agreement, for the cost of performing such tasks, provided that such costs and reimbursements are no greater than those which would be paid to outside professionals or consultants on an arm’s-length basis. We were also required to pay all operating expenses, except those specifically required to be borne by the Former Manager under the Management Agreement. We were required to pay expenses that included, but were not limited to, issuance and transaction costs incidental to the sourcing, evaluation, acquisition, management, disposition, and financing of our investments, legal, underwriting, sourcing, asset management and accounting and auditing fees and expenses, the compensation and expenses of independent directors, the costs associated with the establishment and maintenance of any credit facilities and other indebtedness (including commitment fees, legal fees, closing costs, etc.), expenses associated with other securities offerings, the costs of printing and mailing proxies and reports to our stockholders, costs incurred by employees or agents of the Former Manager for travel on our behalf, costs associated with any computer software or hardware that was used by us, costs to obtain liability insurance to indemnify directors and officers and the compensation and expenses of our transfer agent.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2019
(dollars in tables in thousands, except share data)

For the three months ended September 30, 2018, our reimbursement to the Former Manager for costs incurred for tasks and other services performed under the Management Agreement was $1.7 million, of which $1.5 million was included in “General and administrative expense” and $0.2 million was included in “Acquisition, transaction and integration expense” in our Consolidated Statements of Operations.

For the nine months ended September 30, 2018, our reimbursement to the Former Manager for costs incurred for tasks and other services performed under the Management Agreement was $5.8 million, of which $4.7 million was included in “General and administrative expense” and $1.1 million was included in “Acquisition, transaction and integration expense” in our Consolidated Statements of Operations.

As of December 31, 2018, we had reimbursements payable to the Former Manager of $2.2 million, which is included in “Due to affiliates” in our Consolidated Balance Sheets.

Property Management Agreements

Within our Managed Properties segment, we are party to property management agreements with Blue Harbor, an affiliate of Fortress, and Holiday, a portfolio company that is majority owned by a private equity fund managed by an affiliate of Fortress, to manage most of our senior housing properties. Pursuant to these property management agreements, we pay monthly property management fees. For AL/MC properties managed by Blue Harbor and Holiday, we pay management fees equal to 6% of effective gross income for the first two years and 7% thereafter. For IL properties managed by Blue Harbor and Holiday, we generally pay management fees equal to 4.5% to 5% of effective gross income. For certain property management agreements, we may also pay an incentive fee based on operating performance of the properties. No incentive fees were incurred during the three and nine months ended September 30, 2018. Property management fees are included in “Property operating expense” in our Consolidated Statements of Operations. Other amounts paid to managers affiliated with the Former Manager that are included in property operating expense are payroll expense and travel reimbursement costs. The payroll expense is structured as a reimbursement to the property manager, who is the employer of record.

For the three months ended September 30, 2018, we incurred property management fees, travel reimbursement costs and property-level payroll expenses of $5.9 million, $0.1 million and $28.5 million, respectively, with respect to property managers affiliated with the Former Manager, which are included in “Property operating expense” in our Consolidated Statements of Operations.

For the nine months ended September 30, 2018, we incurred property management fees, travel reimbursement costs and property-level payroll expenses of $14.8 million, $0.2 million and $71.8 million, respectively, with respect to property managers affiliated with the Former Manager, which are included in “Property operating expense” in our Consolidated Statements of Operations.

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

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2019
(dollars in tables in thousands, except share data)

The following table presents the provision for income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Current
Federal	$—	$—	$—	$(42)
State and local	44	100	188	254
Total current provision	44	100	188	212
Deferred
Federal	—	(94)	—	(15)
State and local	—	98	—	106
Total deferred provision	—	4	—	91
Total provision for income taxes	$44	$104	$188	$303

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income by the TRS during the periods in which temporary differences become deductible before the net operating loss carryforward expires. Management believes that it is more likely than not that our net deferred tax assets will not be realized. As a result, we recorded valuation allowances against our deferred tax asset of $6.6 million and $5.4 million as of September 30, 2019 and December 31, 2018, respectively. However, the amount of the deferred tax asset considered realizable could be adjusted if (i) estimates of future taxable income during the carryforward period are reduced or increased or (ii) objective negative evidence in the form of cumulative losses is no longer present.

As of September 30, 2019, our TRS had a loss carryforward of approximately $21.1 million for federal income tax purposes and $22.6 million for state income tax purposes. The federal net operating losses will begin to expire at the end of 2034. The net operating loss carryforward can generally be used to offset future taxable income, if and when it arises.

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

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2019
(dollars in tables in thousands, except share data)

The following table is a rollforward of our Redeemable Preferred Stock for the nine months ended September 30, 2019:

Balance as of December 31, 2018	$40,000
Accrued dividend on Redeemable Preferred Stock	506
Balance as of September 30, 2019	$40,506

Amended and Restated Stock Option and Incentive Award Plan

On January 1, 2019, our board of directors adopted an Amended and Restated Nonqualified Stock Option and Incentive Award Plan (the “Plan”) providing for the grant of equity-based awards, including restricted stock awards (RSAs), restricted stock units (RSUs), stock options, stock appreciation rights, performance awards and other equity-based and non-equity based awards, in each case to our directors, officers, employees, service providers, consultants and advisors. We have reserved 27,922,570 shares of our common stock for issuance under the Plan.
Stock Options
During the nine months ended September 30, 2019, the Company granted options to purchase 3,572,817 shares to certain officers and employees, including options to purchase 2,999,900 shares in connection with the Internalization, with a weighted average strike price of $4.47 per share.
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

During the nine months ended September 30, 2019, 666,600 options with a weighted average strike price of $4.12 per share, were forfeited and the reversal of equity based compensation expense was recognized in “General and administrative expense” in our Consolidated Statements of Operations. None of the options have vested and the total unrecognized compensation expense of $1.2 million as of September 30, 2019 is expected to be amortized over a weighted average term of 2.4 years.
Restricted Stock Awards
During the nine months ended September 30, 2019, the Company granted 916,415 RSAs to certain officers and employees, including 800,381 RSAs issued in connection with the Internalization, with a weighted average grant date fair value of $4.40 per share and a vesting period of 1 to 3 years.

During the nine months ended September 30, 2019, 161,821 RSAs, with a weighted average grant date fair value of $4.12 per share, were forfeited and the reversal of equity based compensation expense was recognized in “General and administrative expense” in our Consolidated Statements of Operations. None of the RSAs have vested and the total unrecognized compensation expense of $2.5 million as of September 30, 2019 is expected to be amortized on a straight-line basis over a weighted average term of 2.3 years.

Restricted Stock Units
During the nine months ended September 30, 2019, the Company granted 287,270 RSUs to employees and non-employee directors with a weighted average grant date fair value of $7.06 per share and vesting period of 1 year to 2.8 years.

During the nine months ended September 30, 2019, 21,238 RSUs, with a weighted average grant date fair value of $7.39 per share, were forfeited and the reversal of equity based compensation expense was recognized in “General and administrative expense” in our Consolidated Statements of Operations. None of the RSUs have vested and the total unrecognized compensation expense of $1.5 million as of September 30, 2019 is expected to be amortized on a straight-line basis over a weighted average term of 1.8 years.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2019
(dollars in tables in thousands, except share data)

Performance Stock Units (“PSUs”)
During the nine months ended. September 30, 2019, the Company granted 992,686 PSUs to officers with a weighted average grant date fair value of $12.94 per share and vesting period of 2.4 years. Actual PSUs earned may range from 0%-200% of the PSUs allocated to the award recipient, based on the Company's total shareholder return ("TSR") compared to a peer group based on companies with similar assets and revenue over a three-year performance period that commenced on their respective grant dates.

The fair value of the PSUs granted was determined using a Monte Carlo simulation using the following inputs:

	Range	Weighted Average
Expected volatility (historical)	28.0%	28.0%
Expected dividend yield	9.1%	9.1%
Expected remaining term	2.4 years	2.4 years
Fair value per unit at valuation date	$9.96 - 13.30	$12.44

During the nine months ended September 30, 2019, 95,571,PSUs, with a weighted average grant date fair value of $10.10 per share, were forfeited and the reversal of equity based compensation expense was recognized in “General and administrative expense” in our Consolidated Statements of Operations. None of the PSUs have vested and the total unrecognized compensation expense of $5.6 million as of September 30, 2019 is expected to be amortized on a straight-line basis over a weighted average term of 2.3 years.

For both the three and nine months ended September 30, 2019, we recognized $0.4 million of compensation expense, respectively, relating to these awards, which is included in “General and administrative expense” in our Consolidated Statements of Operations.

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

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2019
(dollars in tables in thousands, except share data)

Earnings per Share

For the three and nine months ended September 30, 2019 and 2018, basic and diluted net loss per share was computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. The following table sets forth the computation of basic and diluted loss per share of common stock for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator
Net income (loss)	$28,849	$(20,299)	$8,070	$(72,729)
Deemed dividend on redeemable preferred stock	(605)	—	(1,802)	—
Net income (loss) attributable to common stockholders	$28,244	$(20,299)	$6,268	$(72,729)

Denominator
Basic weighted average common shares outstanding (A)	82,209,844	82,148,869	82,207,610	82,148,869
Dilutive common shares - equity awards and option (B)	1,754,387	—	1,381,038	—
Diluted weighted average common shares outstanding	83,964,231	82,148,869	83,588,648	82,148,869

Net loss per share of common stock
Basic	$0.34	$(0.25)	$0.08	$(0.89)
Diluted	$0.34	$(0.25)	$0.07	$(0.89)

(A)
The outstanding shares used to calculate the weighted average basic shares excludes 754,594 restricted stock awards as of September 30, 2019, net of forfeitures, as those shares were issued but were not vested and therefore, not considered outstanding for purposes of computing basic loss per share for the three and nine months ended September 30, 2019.

(B)
During the three and nine months ended September 30, 2018, 467,384 and 563,929 dilutive share equivalents and options, respectively, were excluded as their inclusion would have been anti-dilutive given our loss position.

15.	COMMITMENTS AND CONTINGENCIES

As of September 30, 2019, management believes there are no material contingencies that would affect our results of operations, cash flows or financial position.

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
September 30, 2019
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

Environmental Costs

As a commercial real estate owner, we are subject to potential environmental costs. As of September 30, 2019, management is not aware of any environmental concerns that would have a material adverse effect on our financial position or results of operations.

Capital Improvement and Repair Commitments

We have agreed to make $1.0 million available for capital improvements during the 15 year lease period, which ends in 2030, to the triple net lease property under Watermark, none of which has been funded as of September 30, 2019. Upon funding these capital improvements, we will be entitled to a rent increase.

Leases

As the lessee, we currently lease our corporate office space located in New York, New York under an operating lease agreement. The lease requires fixed monthly rent payments, expires on June 30, 2024 and does not have any renewal option. We also currently lease equipment (dishwashers, copy machines and buses) used at certain of our Managed Properties under operating lease agreements. Our leases have remaining lease terms ranging from one month to 4.8 years. We do not include any renewal options in our lease terms for calculating our lease liability because as of September 30, 2019, we were not reasonably certain if we will exercise these renewal options at this time.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2019
(dollars in tables in thousands, except share data)

As of September 30, 2019, our future minimum lease payments under our operating leases are as follows:

Year	Operating Leases
2019 (three months)	$162
2020	608
2021	555
2022	489
2023	466
Thereafter	545
Total future minimum lease payments	$2,825
Less imputed interest	(551)
Total operating lease liability	$2,274

Litigation Settlement

As previously described in Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2018 and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019, a derivative lawsuit, captioned Cumming v. Edens, et al., C.A. No. 13007-VCS, was brought on behalf of the Company against certain current and former members of the Company’s board of directors, Fortress Investment Group LLC and certain affiliates and Holiday Acquisition Holdings LLC. On April 23, 2019, the parties reached an agreement to settle the derivative lawsuit. The settlement provided for the payment of $53.0 million to the Company and the recommendation of certain corporate governance changes in exchange for customary releases. The settlement was approved by the Delaware Court of Chancery on July 31, 2019 and a judgment issued the same day. Cash proceeds of approximately $38.5 million were distributed to the Company, which reflected a court-approved fee and expense award to plaintiff’s counsel of $14.5 million. The Company also paid $0.3 million in unreimbursed legal fees. These proceeds were recorded in “Litigation proceeds, net” in our Consolidated Statements of Operations. The Company previously submitted and recommended the agreed-upon governance changes to its stockholders at the Company’s annual meeting of shareholders which was held in June 2019.

16.	SUBSEQUENT EVENTS

On October 29, 2019, our board of directors declared a cash dividend on our common stock of $0.13 per share for the quarter ended September 30, 2019. The dividend is payable on December 20, 2019 to stockholders of record on December 6, 2019.

On October 31, 2019, the Company and various subsidiaries entered into a Purchase and Sale Agreement (the “Sale Agreement”) with affiliates of ReNew REIT in which the Company agreed to sell 28 senior living facilities, which comprises the Company’s AL/MC properties segment, for a gross sale price of $385 million, subject to certain prorations and/or adjustments as set forth in the Sale Agreement. The closing may occur on or before January 10, 2020, subject to the rights of each of the parties to extend the closing to a future date. The sale is subject to various customary closing conditions and other terms and conditions customary for real estate transactions and sales of assisted living facilities, and there is no certainty that the sale will close.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand the results of operations and financial condition. The following should be read in conjunction with the consolidated financial statements and notes thereto included within this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those included under the heading “Cautionary Note Regarding Forward-Looking Statements” and in Part II, Item 1A “Risk Factors.”

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

As described in Note 15, on July 31, 2019, the derivative lawsuit, captioned Cumming v. Edens, et al., C.A. No. 13007-VCS was settled and approved by the relevant court. The Company recorded $38.2 million in litigation proceeds net of a court-approved fee and an expense award to the plaintiff’s counsel and certain unreimbursed legal fees of the Company. These proceeds were recorded in “Litigation proceeds, net” in our Consolidated Statements of Operations.
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

According to data from the National Investment Center for Seniors Housing and Care (“NIC”), occupancy in the third quarter was flat year over year. New Senior’s occupancy results underperformed the industry in the third quarter of 2019, with same store managed occupancy down 70 basis points year over year.

Industry occupancy for independent living (“IL”) facilities was flat year-over-year, while industry occupancy for assisted living (“AL”) facilities was down 10 basis points year-over-year. Industry occupancy is expected to increase 10 basis points over the next four quarters for IL, and to increase 20 basis points for AL.

Industry-wide, new supply remains elevated compared to pre-2015 levels but continues to decrease. Units under construction represent 6.3% of inventory, but the ratio has decreased 100 basis points from a peak in the third quarter of 2016. The ratio of AL construction to inventory (6.6%) remains higher than that for IL (6.0%).

Pressures from new competition remain significant for AL facilities in particular, including for some of those in our managed portfolio. Industry-wide for AL facilities, occupancy remains near its lowest level since 2006 and labor cost growth is near its highest level since 2007. However, industry rate growth has held steady into 2019, increasing 2.7% year over year, with IL (up 3.0%) outperforming AL (up 2.4%).

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

Effective May 14, 2018, we terminated our triple net leases with respect to the properties in the Holiday Portfolio and concurrently entered into property management agreements with Holiday with respect to such properties. The NOI for such properties following the Lease Termination has been included in the Managed IL Properties segment. This resulted in a significant increase in the segment NOI of the Managed IL Properties with a corresponding decrease in the segment NOI of the Triple Net Lease Properties during the nine months ended September 30, 2019.

Same Store

Same store information is intended to enable management to evaluate the performance of a consistent portfolio of real estate in a manner that eliminates variances attributable to changes in the composition of our portfolio over time, due to sales and various other factors. Properties acquired, sold, transitioned to other operators or between segments, or classified as held for sale during the comparable periods are excluded from the same store amounts. Accordingly, same store segment results exclude the performance of the Holiday Portfolio, which was transitioned from the Triple Net Lease Properties segment to the Managed IL Properties segment as a result of the Lease Termination in May 2018. For the three months ended September 30, 2019, all assets in the Managed IL Properties portfolio are included in same store.

Three months ended September 30, 2019 compared to three months ended September 30, 2018

The following table provides a reconciliation of our segment NOI to net loss, and compares the results of operations for the respective periods:

	Three Months Ended September 30,		Increase (Decrease)
(dollars in thousands)	2019	2018	Amount	Percentage
Segment NOI for Managed Properties
IL Properties	$33,797	$32,992	$805	2.4%
AL/MC Properties	5,021	6,120	(1,099)	(18.0)%
Segment NOI for Triple Net Lease Properties	1,583	1,582	1	0.1%
Total segment NOI	40,401	40,694	(293)	(0.7)%
Expenses
Depreciation and amortization	21,041	22,373	(1,332)	(6.0)%
Interest expense	22,662	29,268	(6,606)	(22.6)%
General and administrative expense	5,417	3,219	2,198	68.3%
Acquisition, transaction and integration expense	616	1,559	(943)	(60.5)%
Management fees and incentive compensation to affiliate	—	3,688	(3,688)	NM
Other (income) expense	(2)	782	(784)	(100.3)%
Total expenses	49,734	60,889	(11,155)	(18.3)%
Litigation proceeds, net	38,226	—	38,226
Income (Loss) before income taxes	28,893	(20,195)	49,088	(243.1)%
Income tax expense	44	104	(60)	(57.7)%
Net income (loss)	$28,849	$(20,299)	$49,148	(242.1)%
_______________
NM – Not meaningful

Managed IL Properties

The following table presents same store and total portfolio results as of and for the three months ended September 30, 2019 and 2018:

	Same Store & Total Portfolio
(dollars in thousands, except per bed data)	2019	2018	Change	%
Resident fees and services	$84,475	$83,449	$1,026	1.2%
Less: Property operating expense	50,678	50,457	221	0.4%
NOI	$33,797	$32,992	$805	2.4%

Total properties	102	102
Average available beds	11,975	11,974
Average occupancy (%)	87.3	88.1
Average monthly revenue per occupied bed (A)	$2,693	$2,624

(A)
In accordance with ASC 842 effective January 1, 2019, collectability of receivables is assessed and incorporated in lease revenue. In order to facilitate a comparison between periods, the average monthly revenue per occupied bed for the period ended September 30, 2018 incorporates a similar adjustment of $0.4 million.

Resident fees and services

Same store and total resident fees and services increased $1.0 million. This increase is primarily attributable to an increase in average rental rates which was partially offset by a decrease in average occupancy rates.

Property operating expense

Same store and total property operating expense increased $0.2 million. This increase is primarily due to higher insurance costs.

Segment NOI

Same store NOI and total segment NOI increased $0.8 million. See above for the variance explanations.

Managed AL/MC Properties

The following table presents same store and total portfolio results as of and for the three months ended September 30, 2019 and 2018:

	Same Store Portfolio				Total Portfolio
(dollars in thousands, except per bed data)	2019	2018	Change	%	2019	2018	Change	%
Resident fees and services	$23,108	$23,346	$(238)	(1.0)%	$29,528	$32,729	$(3,201)	(9.8)%
Less: Property operating expense	18,147	17,849	298	1.7%	24,507	26,609	(2,102)	(7.9)%
NOI	$4,961	$5,497	$(536)	(9.8)%	$5,021	$6,120	$(1,099)	(18.0)%

Total properties	19	19			28	30
Average available beds	2,295	2,300			3,139	3,421
Average occupancy (%)	81.3	81.9			78.0	79.4
Average monthly revenue per occupied bed (A)	$4,127	$4,117			$4,022	$3,993

(A)
In accordance with ASC 842 effective January 1, 2019, collectability of receivables is assessed and incorporated in lease revenue. In order to facilitate a comparison between periods, the average monthly revenue per occupied bed for the period ended September 30, 2018 incorporates a similar adjustment of $0.1 million.

Resident fees and services

Total resident fees and services decreased $3.2 million. This decrease is primarily attributable to the sale of two assets and a decrease in average occupancy rates.

Same store resident fees and services decreased $0.2 million. This decrease is primarily attributable to a decrease in average occupancy rates and average rental rates.

Property operating expense

Property operating expense decreased $2.1 million. This decrease is primarily attributable to the sale of two assets.

Same store property operating expense increased $0.3 million, primarily due to higher labor costs.

Segment NOI

Total segment NOI and same store segment NOI decreased $1.1 million and $0.5 million, respectively. See above for the variance explanations.

Triple Net Lease Properties

The following table presents same store and total portfolio results as of and for the three months ended September 30, 2019 and 2018:

	Same Store Portfolio				Total Portfolio
(dollars in thousands)	2019	2018	Change	%	2019	2018	Change	%
Rental revenue	$1,583	$1,582	$1	0.1%	$1,583	$1,582	$1	0.1%
NOI	$1,583	$1,582	$1	0.1%	$1,583	$1,582	$1	0.1%

Total properties	1	1			1	1
Average available beds	463	463			463	463
Average occupancy (%)	85.4	87.3			85.4	86.0

Total segment NOI remained flat for the comparative period. As a percentage of rental revenue, segment NOI was 100% of revenue for each fiscal year as the lessee operates the property and bears the related costs, including maintenance, utilities, taxes, insurance, repairs, capital improvements and the payroll expense of property-level employees.

Expenses

Depreciation and amortization

Depreciation and amortization decreased $1.3 million, primarily due to certain intangibles becoming fully amortized.

Interest expense

Interest expense decreased $6.6 million primarily due to lower interest rates. The weighted average effective interest rates for the three months ended September 30, 2019 and 2018 were 4.71% and 5.82%, respectively.

General and administrative expense

General and administrative expense increased $2.2 million primarily due to additional compensation expense, including the amortization of equity-based compensation, as a result of the Internalization effective December 31, 2018.

Acquisition, transaction and integration expense

Acquisition, transaction and integration expense decreased $0.9 million, primarily due to costs associated with the strategic review during the three months ended September 30, 2018.

Management fees and incentive compensation to affiliate

Management fees and incentive compensation to affiliate decreased $3.7 million due to the termination of the Management Agreement with the Former Manager as a result of the Internalization effective December 31, 2018.

Other expense (income)

Other expense (income) decreased by $0.8 million. This is primarily due to hurricane damage remediation costs incurred in 2018.

Other

Litigation proceeds, net

As described in Note 15, on July 31, 2019, the derivative lawsuit, captioned Cumming v. Edens, et al., C.A. No. 13007-VCS was settled and approved by the relevant court. During the three months ended September 30, 2019, the Company recorded $38.2 million in litigation proceeds net of a court-approved fee and an expense award to the plaintiff’s counsel and certain unreimbursed legal fees of the Company.
Income tax expense

We are organized and conduct our operations to qualify as a REIT under the requirements of the Code. However, certain of our activities are conducted through our TRS and therefore are subject to federal and state income taxes. Income tax expense was relatively flat during the comparative periods.

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018

The following table provides a reconciliation of our segment NOI to net loss, and compares the results of operations for the respective periods:

	Nine Months Ended September 30,		Increase (Decrease)
(dollars in thousands)	2019	2018	Amount	Percentage
Segment NOI for Managed Properties
IL Properties	$101,286	$75,536	$25,750	34.1%
AL/MC Properties	15,702	19,794	(4,092)	(20.7)%
Segment NOI for Triple Net Lease Properties	4,748	37,825	(33,077)	(87.4)%
Total segment NOI	121,736	133,155	(11,419)	(8.6)%
Expenses
Depreciation and amortization	62,583	73,619	(11,036)	(15.0)%
Interest expense	69,864	76,946	(7,082)	(9.2)%
General and administrative expense	15,773	10,111	5,662	56.0%
Acquisition, transaction and integration expense	1,677	13,130	(11,453)	(87.2)%
Management fees and incentive compensation to affiliate	—	11,127	(11,127)	NM
Loss on extinguishment of debt	335	58,544	(58,209)	(99.4)%
Other expense	1,350	2,194	(844)	(38.5)%
Total expenses	151,582	245,671	(94,089)	(38.3)%
Loss on sale of real estate	(122)	—	(122)	NM
Gain on lease termination	—	40,090	(40,090)	NM
Litigation proceeds, net	38,226	—	38,226	NM
Income (Loss) before income taxes	8,258	(72,426)	80,684	(111.4)%
Income tax expense	188	303	(115)	(38.0)%
Net income (loss)	$8,070	$(72,729)	$80,799	(111.1)%
_______________
NM – Not meaningful

Managed IL Properties

The following table presents same store and total portfolio results as of and for the nine months ended September 30, 2019 and 2018:

	Same Store Portfolio				Total Portfolio
(dollars in thousands, except per bed data)	2019	2018	Change	%	2019	2018	Change	%
Resident fees and services	$129,432	$128,812	$620	0.5%	$251,736	$189,800	$61,936	32.6%
Less: Property operating expense	76,993	77,304	(311)	(0.4)%	150,450	114,264	36,186	31.7%
NOI	$52,439	$51,508	$931	1.8%	$101,286	$75,536	$25,750	34.1%

Total properties	51	51			102	51
Average available beds	6,127	6,127			11,974	8,725
Average occupancy (%)	86.2	87.8			87.1	88.1
Average monthly revenue per occupied bed (A)	$2,722	$2,654			$2,680	$2,740

(A)
In accordance with ASC 842 effective January 1, 2019, collectability of receivables is assessed and incorporated in lease revenue. In order to facilitate a comparison between periods, the average monthly revenue per occupied bed for the period ended September 30, 2018 incorporates a similar adjustment of $0.7 million.

Resident fees and services

Total resident fees and services increased $61.9 million. This increase is primarily attributable to the fees from the Holiday Portfolio, which are included in the Managed IL Properties segment following the Lease Termination in May 2018.

Same store resident fees and services increased $0.6 million, primarily due to an increase in average rental rates, which were slightly offset by a decrease in average occupancy rates. This increase was further offset by revenue deemed uncollectible which is assessed and incorporated in Resident fees and services effective January 1, 2019 in accordance with ASC 842.

Property operating expense

Property operating expense increased $36.2 million. This increase is primarily attributable to the property operating expense related to the Holiday Portfolio, which is included in the Managed IL Properties segment following the Lease Termination in May 2018.

Same store property operating expense decreased $0.3 million, primarily due to lower supply costs.

Segment NOI

Total segment NOI and same store segment NOI increased $25.8 million and $0.9 million, respectively, primarily due to additional NOI from the Holiday Portfolio. See above for the variance explanations.

Managed AL/MC Properties

The following table presents same store and total portfolio results as of and for the nine months ended September 30, 2019 and 2018:

	Same Store Portfolio				Total Portfolio
(dollars in thousands, except per bed data)	2019	2018	Change	%	2019	2018	Change	%
Resident fees and services	$69,499	$69,737	$(238)	(0.3)%	$92,741	$98,205	$(5,464)	(5.6)%
Less: Property operating expense	54,428	52,818	1,610	3.0%	77,039	78,411	(1,372)	(1.7)%
NOI	$15,071	$16,919	$(1,848)	(10.9)%	$15,702	$19,794	$(4,092)	(20.7)%

Total properties	19	19			28	30
Average available beds	2,296	2,297			3,281	3,418
Average occupancy (%)	81.5	81.9			77.8	79.4
Average monthly revenue per occupied bed (A)	$4,130	$4,102			$4,036	3,994

(A)
In accordance with ASC 842 effective January 1, 2019, collectability of receivables is assessed and incorporated in lease revenue. In order to facilitate a comparison between periods, the average monthly revenue per occupied bed for the period ended September 30, 2018 incorporates a similar adjustment of $0.3 million.

Resident fees and services

Total resident fees and services decreased $5.5 million. This decrease is primarily attributable to the sale of two assets during the nine months ended September 30, 2019.

Same store resident fees and services decreased $0.2 million. This decrease is primarily due to a decrease in average occupancy rates, which was partially offset by an increase in average rental rates.

Property operating expense

Property operating expense decreased $1.4 million, primarily due to the sale of two assets during the nine months ended September 30, 2019. This decrease was offset by higher labor costs.

Same store property operating expense increased $1.6 million, primarily due to higher labor costs.

Segment NOI

Total segment NOI and same store segment NOI decreased $4.1 million and $1.8 million, respectively. See above for the variance explanations.

Triple Net Lease Properties

The following table presents same store and total portfolio results as of and for the nine months ended September 30, 2019 and 2018:

	Same Store Portfolio				Total Portfolio
(dollars in thousands)	2019	2018	Change	%	2019	2018	Change	%
Rental revenue	$4,748	$4,745	$3	0.1%	$4,748	$37,825	$(33,077)	(87.4)%
NOI	$4,748	$4,745	$3	0.1%	$4,748	$37,825	$(33,077)	(87.4)%

Total properties	1	1			1	1
Average available beds	463	463			463	3,061
Average occupancy (%)	85.4	87.3			85.4	86.0

Total segment NOI decreased $33.1 million, primarily due to the Lease Termination effective on May 14, 2018. As a percentage of rental revenue, segment NOI was 100% of revenue for each fiscal year as the lessee operates the property and bears the related costs, including maintenance, utilities, taxes, insurance, repairs, capital improvements and the payroll expense of property-level employees.

Expenses

Depreciation and amortization

Depreciation and amortization decreased $11.0 million, primarily due to certain intangibles becoming fully amortized.

Interest expense

Interest expense decreased $7.1 million, primarily due to lower effective interest rates and reduction in outstanding principal balance as a result debt refinancing and entering into the revolving credit facility in the fourth quarter of 2018, offset by an increase in average LIBOR for the comparative periods.

General and administrative expense

General and administrative expense increased $5.7 million, primarily due to additional compensation expense, including the amortization of equity-based compensation, as a result of the Internalization effective December 31, 2018.

Acquisition, transaction and integration expense

Acquisition, transaction and integration expense decreased $11.5 million, primarily due to costs associated with the strategic review during the nine months ended September 30, 2018.

Management fees and incentive compensation to affiliate

Management fees and incentive compensation to affiliate decreased $11.1 million due to the termination of the Management Agreement with the Former Manager as a result of the Internalization effective December 31, 2018.

Loss on extinguishment of debt

Loss on extinguishment of debt decreased $58.2 million. This decrease was primarily due to the repayment of $663.8 million of debt in conjunction with the Lease Termination and recognized a loss on extinguishment of debt of $58.5 million.

Other expense

Other expense decreased $0.8 million. This is primarily due to hurricane damage remediation costs of $0.9 million.

Other

Loss on sale of real estate

During the nine months ended September 30, 2019, we sold two properties and recognized a loss on sale of $0.1 million. There were no asset sales in 2018.

Gain on lease termination

During the nine months ended September 30, 2018, we recognized a gain of $40.1 million as a result of the Lease Termination in May 2018.

Litigation proceeds, net

As described in Note 15, on July 31, 2019, the derivative lawsuit, captioned Cumming v. Edens, et al., C.A. No. 13007-VCS was settled and approved by the relevant court. During the nine months ended September 30, 2019, the Company recorded $38.2 million in litigation proceeds net of a court-approved fee and an expense award to the plaintiff’s counsel and certain unreimbursed legal fees of the Company.
Income tax expense

We are organized and conduct our operations to qualify as a REIT under the requirements of the Code. However, certain of our activities are conducted through our TRS and therefore are subject to federal and state income taxes. Income tax expense was relatively flat during the comparative periods.

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity needs are to (i) fund operating expenses, (ii) meet debt service requirements, (iii) fund recurring capital expenditures and investment activities, if applicable, and (iv) make distributions to stockholders. As of September 30, 2019, we had approximately $35.4 million in liquidity, consisting of unrestricted cash and cash equivalents. A portion of this amount is held in operating accounts used to fund expenses at our managed properties and, therefore, may not be available for distribution to stockholders.

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

On August 9, 2018, we announced that our board of directors determined to re-set the dividend on our common stock for the quarter ended June 30, 2018, and subsequent quarters, to more closely align our payout ratios with our industry peers. Our cash flows from operating activities, less capital expenditures and principal payments, have been, and continue to be, less than the amount of distributions to our stockholders. There can be no assurance that we will pay cash dividends in an amount consistent with prior quarters. Any difference between the amount of any future dividend and the amount of dividends in prior quarters could be material, and there can be no assurance that our board will declare any dividend at all. See Part II, Item IA. Risk Factors for more details.

On August 9, 2018, our board of directors authorized the repurchase of up to $100.0 million of the Company’s common stock over the next 12 months. Under the program, the Company may purchase its shares from time to time in the open market or in privately negotiated transactions. The amount and timing of the purchases will depend on a number of factors including the price and availability of the Company’s shares, trading volume, capital availability, Company performance and general economic and market conditions. The Company may also from time to time establish a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934 (the “Exchange Act”) to facilitate purchases of its shares under this authorization. The stock repurchase program may be suspended or discontinued at any time.

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

Debt Obligations

Our mortgage notes payable contain various customary financial and other covenants, and in certain cases include a Debt Service Coverage Ratio, Project Yield or Minimum Net Worth and Liquid Assets provision, as defined in the agreements. As of September 30, 2019, we were in compliance with all of such covenants.

Capital Expenditures

For our Managed Properties segments, we anticipate that capital expenditures will be funded through operating cash flows from the Managed Properties. Capital expenditures, net of insurance proceeds in the Managed IL Properties and Managed AL/MC Properties segments were $14.0 million and $6.2 million, respectively, for the nine months ended September 30, 2019.

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

Cash Flows

The following table provides a summary of our cash flows:

	Nine Months Ended September 30,		Increase (Decrease)
(dollars in thousands)	2019	2018	Amount
Net cash provided by (used in)
Operating activities	$62,354	$111,526	$(49,172)
Investing activities	(7,598)	(13,605)	6,007
Financing activities	(86,253)	(79,141)	(7,112)
Net decrease in cash, cash equivalents and restricted cash	(31,497)	18,780	(50,277)
Cash, cash equivalents and restricted cash, beginning of period	92,656	157,485	(64,829)
Cash, cash equivalents and restricted cash, end of period	$61,159	$176,265	$(115,106)

Operating activities

Net cash provided by operating activities was $62.4 million and $111.5 million for the nine months ended September 30, 2019 and 2018, respectively. The period-over-period decrease of $49.2 million was primarily due to the receipt of $70.0 million from Holiday due to the Lease Termination in May 2018 and a one-time Termination Fee of $10.0 million paid to the Former Manager as a result of the Internalization in January 2019. This decrease was offset by litigation proceeds of $38.2 million received in 2019.

Investing activities

Net cash used in investing activities was $7.6 million and $13.6 million for the nine months ended September 30, 2019 and 2018, respectively. The period-over-period decrease in net cash used of $6.0 million was due to $13.1 million in proceeds from the sale of two AL/MC assets in 2019 which was offset by $6.9 million of higher capital expenditures in 2019, primarily on the Holiday Portfolio following the Lease Termination in May 2018.

Financing activities

Net cash used in financing activities was $86.3 million and $79.1 million for the nine months ended September 30, 2019 and 2018, respectively. The period-over-period increase in net cash used of $7.1 million was primarily due to repayments of $34.5 million on the revolving credit facility and $13.7 million associated with the sale of two properties for the nine months ended September 30, 2019. This increase was offset by a decrease of $21.3 million in dividends due to a decrease in the per share dividend to $0.39 per share during the nine months ended September 30, 2019 from $0.65 for the nine months ended September 30, 2018, a decrease in payments of deferred financing costs of $12.6 million, and a decrease in principal payments of mortgage notes payable of $8.4 million.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2019, we do not have any off-balance sheet arrangements. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, special purpose or variable interest entities established to facilitate off-balance sheet arrangements. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intend to provide additional funding to any such entities.

CONTRACTUAL OBLIGATIONS

As of September 30, 2019, we had the following material contractual obligations, including estimates of interest payments on our floating rate debt (dollars in thousands):

	Period from October 1, 2019 to December 31, 2019	2020	2021	2022	2023	Thereafter	Total
Principal payments	$2,629	$12,993	$20,516	$22,117	$19,817	$37,179	$115,251
Balloon payments	—	—	38,750	601,784	—	1,098,354	1,738,888
Redeemable preferred stock	—	20,000	20,000	—	—	—	40,000
Subtotal	2,629	32,993	79,266	623,901	19,817	1,135,533	1,894,139
Interest & redeemable preferred stock dividend (A)(B)	21,214	84,803	82,689	60,133	50,527	91,471	390,837
Leases	162	608	555	489	466	545	2,825
Total obligations (C)	$24,005	$118,404	$162,510	$684,523	$70,810	$1,227,549	$2,287,801

(A)
Estimated interest payments on floating rate debt are calculated using LIBOR rates in effect at September 30, 2019 and may not be indicative of actual payments. Actual payments may vary significantly due to LIBOR fluctuations. See Note 9 to the consolidated financial statements for further information about interest rates.

(B)	Includes obligations to pay dividends of $0.6 million in 2019, $2.4 million in 2020, and $1.2 million in 2021 on the Series A redeemable preferred stock.

(C)	Total obligations include an estimate of interest payments on floating rate debt, see Note A above.

In addition to our contractual obligations, we are a party to property management agreements with property managers. See Note 15 to the consolidated financial statements for information related to our capital improvement and repair commitments.

NON-GAAP FINANCIAL MEASURES

A non-GAAP financial measure is a measure of historical or future financial performance, financial position or cash flows that excludes or includes amounts that are not excluded from or included in the most comparable GAAP measure. We consider certain non-GAAP financial measures to be useful supplemental measures of our operating performance for management and investors. GAAP accounting for real estate assets assumes that the value of real estate assets diminishes predictably over time, even though real estate values historically have risen or fallen with market conditions. As a result, many industry investors look to non-GAAP financial measures for supplemental information about real estate companies.

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

We define Normalized FFO as FFO excluding the following income and expense items, as applicable: (a) acquisition, transaction and integration related expenses; (b) the write off of unamortized discounts, premiums, deferred financing costs, or additional costs, make whole payments and penalties or premiums incurred as the result of early repayment of debt (collectively “Gain (Loss) on extinguishment of debt”); (c) incentive compensation to the Former Manager recognized as a result of sales of real estate; (d) the remeasurement of deferred tax assets; (e) valuation allowance on deferred tax assets, net; (f) termination fee to the Former Manager; (g) gain on lease termination; (h) compensation expense related to transition awards; (i) litigation proceeds.
and (j) other items that we believe are not indicative of operating performance, generally reported as “Other expense (income)” in our Consolidated Statements of Operations.

We also use Adjusted FFO (“AFFO”) as a supplemental measure of our operating performance. We believe AFFO is useful because it facilitates the evaluation of (i) the current economic return on our portfolio of assets between periods on a consistent basis and (ii) our portfolio versus those of other real estate companies that report AFFO. However, comparability may be limited because our calculation of AFFO may differ significantly from that of other companies, or because of features of our business that are not present in other companies.

We define AFFO as Normalized FFO excluding the impact of the following: (a) straight-line rents; (b) amortization of above / below market lease intangibles; (c) amortization of deferred financing costs; (d) amortization of premium on mortgage notes payable; (e) amortization of deferred community fees and other, which includes the net change in deferred community fees and other rent discounts or incentives, and (f) amortization of equity-based compensation expense.

The following table sets forth a reconciliation of net income (loss) to Adjusted FFO:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Net income (loss) attributable to common stockholders	$28,244	$(20,299)	$6,268	$(72,729)
Loss on sale of assets	—	—	122	—
Depreciation and amortization	21,041	22,373	62,583	73,619
FFO	49,285	2,074	68,973	890
Acquisition, transaction and integration expense	616	1,559	1,677	13,130
Loss on extinguishment of debt	—	—	335	58,544
Compensation expense related to transition awards	291	—	1,432	—
Gain on lease termination	—	—	—	(40,090)
Litigation proceeds, net	(38,226)	—	(38,226)	—
Other expense	23	1,095	1,468	2,507
Normalized FFO	11,989	4,728	35,659	34,981
Straight line rental revenue	(134)	(173)	(455)	(5,192)
Amortization of equity-based compensation expense	844	—	932	—
Amortization of deferred financing costs	923	4,102	3,228	9,396
Amortization of deferred community fees and other	396	1,146	1,363	2,411
Adjusted FFO	$14,018	$9,803	$40,727	$41,596

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

The following table sets forth a reconciliation of net income (loss) to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Net income (loss) attributable to common stockholders	$28,244	$(20,299)	$6,268	$(72,729)
Loss on sale of assets	—	—	122	—
Depreciation and amortization	21,041	22,373	62,583	73,619
FFO	49,285	2,074	68,973	890
Acquisition, transaction and integration expense	616	1,559	1,677	13,130
Loss on extinguishment of debt	—	—	335	58,544
Compensation expense related to transition awards	291	—	1,432	—
Gain on lease termination	—	—	—	(40,090)
Litigation proceeds, net	(38,226)	—	(38,226)	—
Other expense	23	1,095	1,468	2,507
Amortization of equity-based compensation expense	844	—	932	—
Interest expense	22,662	29,268	69,864	76,946
Income tax expense	44	104	188	303
Adjusted EBITDA	$35,539	$34,100	$106,643	$112,230

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

In May 2019, we entered into an interest rate swap with a notional amount of $350.0 million and a maturity date of May 2022 that effectively converts LIBOR-based floating-rate debt to fixed-rate debt, thus reducing the impact of interest-rate changes on future interest expense. After considering the effect of the interest rate swap, $1.0 billion of our floating rate debt with an average coupon rate of 4.44% would be subject to interest rate fluctuations. As a result, a 100 basis point change in interest rates would change annual interest expense by $10.0 million

The table below sets forth certain information with respect to our debt:

	September 30, 2019	December 31, 2018
	Outstanding Face Amount	Outstanding Face Amount
Floating Rate (B)(C)(D)	$1,039,459	$1,440,842
Fixed Rate	814,680	464,680
Total	$1,854,139	$1,905,522

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

ITEM 4. CONTROLS AND PROCEDURES

(a)
Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

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

As previously described in Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2018 and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019, a derivative lawsuit, captioned Cumming v. Edens, et al., C.A. No. 13007-VCS, was brought on behalf of the Company against certain current and former members of the Company’s board of directors, Fortress Investment Group LLC and certain affiliates and Holiday Acquisition Holdings LLC. On April 23, 2019, the parties reached an agreement to settle the derivative lawsuit. The settlement provided for the payment of $53.0 million to the Company and the recommendation of certain corporate governance changes in exchange for customary releases. The settlement was approved by the Delaware Court of Chancery on July 31, 2019 and a judgment issued the same day. Cash proceeds of approximately $38.5 million were distributed to the Company, which reflected a court-approved fee and expense award to plaintiff’s counsel of $14.5 million. The Company also paid $0.3 million in unreimbursed legal fees. These proceeds were recorded in “Litigation proceeds, net” in our Consolidated Statements of Operations. The Company previously submitted and recommended the agreed-upon governance changes to its stockholders at the Company’s annual meeting of shareholders which was held in June 2019.

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

Both Holiday and Blue Harbor serve as the managers of properties representing a significant portion of the NOI from our Managed Properties segments (which currently accounts for all but one of our properties). For the nine months ended September 30, 2019 and 2018, Holiday served as the manager of properties representing 85.2% and 71.6%, respectively, of the NOI from our Managed Properties segments. As of September 30, 2019, Holiday managed 98 of the 130 properties in our Managed Properties segments, including the 51 properties that were previously in our Triple Net Lease segment. For the nine months ended September 30, 2019 and 2018, Blue Harbor served as the manager of properties representing 12.0% and 23.3%, respectively, of the NOI from our Managed Properties segments. As of September 30, 2019, Blue Harbor managed 18 of the 130 properties in our Managed Properties segments. Holiday is majority-owned by private equity funds managed by our Former Manager (or its affiliates) and Blue Harbor is an affiliate of our Former Manager.

As of September 30, 2019, all of our managed properties were subject to management agreements with Holiday, Blue Harbor, JEA, Grace, Watermark, Integral or Phoenix. We rely on our property managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our senior housing operations efficiently and effectively. We also rely on our property managers to set appropriate resident fees and to otherwise operate our senior housing communities in compliance with the terms of our property management agreements and all applicable laws and regulations. We also have various rights as the property owner under our property management agreements, including various rights to set budget guidelines and to terminate and exercise remedies under those agreements as provided therein. However, any failure, inability or unwillingness on the part of our property managers to satisfy their respective obligations under those agreements, or any change of control, acquisition, wind down or other change in the business operations of our property managers to efficiently and effectively manage our properties or to provide timely and accurate accounting information with respect thereto, could have a material adverse effect on us.

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

During the nine months ended September 30, 2019, 96.1% of our NOI was attributable to our managed portfolio. We have engaged third parties to operate all of our managed assets on our behalf. The income generated by our managed properties, which we expect will increase following the Lease Termination, depends on the ability of our property managers to successfully manage these properties, which is a complex task. Although we have various rights pursuant to our property management agreements, we rely upon our property managers’ personnel, expertise, technical resources and information systems, compliance procedures and programs, proprietary information, good faith and judgment to manage our senior housing operations efficiently and effectively. We also rely on our property managers to provide accurate property-level financial results for our properties in a timely manner and to otherwise operate our properties in compliance with the terms of our property management agreements and all applicable laws and regulations. We rely on our property managers to attract and retain skilled management personnel and property level personnel who are responsible for the day-to-day operations of our properties. A failure to effectively manage property operating expense, including, without limitation, labor costs and resident referral fees, or significant changes in our property managers’ ability to manage our properties efficiently and effectively, could adversely affect the income we receive from our properties and have a material adverse effect on us. Any adverse developments in our property managers’ business and affairs or financial condition could impair such property manager’s ability to manage our properties efficiently and effectively and in compliance with applicable laws, which could have a material adverse effect on our business, results of operations or financial condition.

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

As of September 30, 2019, there are issued and outstanding, 400,000 shares of Redeemable Series A Preferred Stock. Additionally, we may in the future incur or issue debt or issue equity or equity-related securities. Upon our liquidation, dissolution or winding up, lenders and holders of our debt and holders of our preferred stock, including holders of the outstanding shares of our Redeemable Series A Preferred Stock, would receive a distribution of our available assets before common stockholders. Any future incurrence or issuance of debt would increase our interest cost and could adversely affect our results of operations and cash flows. We are not required to offer any additional equity securities to existing common stockholders on a preemptive basis. Therefore, additional issuances of common stock, directly or through convertible or exchangeable securities (including limited partnership interests in our operating partnership), warrants or options, will dilute the holdings of our existing common stockholders and such issuances, or the perception of such issuances, may reduce the market price of our common stock. Our outstanding Redeemable Series A Preferred Stock provides that, subject to certain exceptions, no dividend or other distribution may be declared, made or paid or set apart for payment upon a class of capital stock ranking junior to or on parity with the Redeemable Series A Preferred Stock. Additionally, any preferred stock issued by us in the future would likely have a preference on distribution payments, periodically or upon liquidation, which could eliminate or otherwise limit our ability to make distributions to common stockholders. Because our decision to incur or issue debt or issue equity or equity-related securities, including additional preferred stock, in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. Thus, common stockholders bear the risk that our future incurrence or issuance of debt or issuance of equity or equity-related securities, including additional preferred stock, will adversely affect the market price of our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits filed with this Form 10-Q:
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Interactive Data File formatted in Inline XBRL
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NEW SENIOR INVESTMENT GROUP INC.

By:	/s/ Susan Givens
Susan Givens
Director and Chief Executive Officer

November 5, 2019

By:	/s/ Bhairav Patel
Bhairav Patel
Executive Vice President of Finance and Accounting and Interim Chief Financial Officer

November 5, 2019