Form 10-K
period 2019-12-31
New Senior Investment Group Inc.
filed 2020-02-28
CIK 1610114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the annual period ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________
Commission File Number: 001-36499

New Senior Investment Group Inc.
(Exact name of registrant as specified in its charter)

Delaware	80-0912734
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

55 West 46th Street	New York	NY	10036
(Address of principal executive offices)			(Zip Code)

(646)	822-3700
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class:	Trading Symbol	Name of exchange on which registered:
Common stock, $0.01 par value per share	SNR	New York Stock Exchange (“NYSE”)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of the common stock held by non-affiliates as of June 30, 2019 (computed based on the closing price on such date as reported on the NYSE) was approximately $600 million.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.
Common stock, $0.01 par value per share: 82,880,222 shares outstanding as of February 21, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for New Senior's 2019 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of New Senior Investment Group Inc.’s (“New Senior,” the “Company,” “we,” “us” or “our”) investments, the stability of our earnings, and our financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “would,” “should,” “potential,” “intend,” “expect,” “plan,” “endeavor,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual outcome of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:
•our ability to successfully manage our 2019 transition to self-management and its impact on our business and operations;
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
•our ability to manage our liquidity and sustain distributions to our stockholders, particularly in light of the cash shortfall described in our Risk Factors under Item 1A. and under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources”;
•our dependence on our property managers and tenant to operate our properties successfully and in compliance with the terms of our agreements with them, applicable law and the terms of our financings;
•factors affecting the performance of our properties, such as increases in costs (including, but not limited to, the costs of labor, supplies, insurance and property taxes);
•concentration risk with respect to Holiday Retirement (“Holiday”), which, for the year ended December 31, 2019, accounted for 94.3% of total net operating income (“NOI”) from continuing operations;
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
•the impact of any current or future legal proceedings and regulatory investigations and inquiries on us or our operators;
•our reliance on our operators for timely delivery of accurate property-level financial results; and
•our ability to maintain our qualification as a Real Estate Investment Trust (“REIT”) for U.S. federal income tax purposes and the potentially onerous consequences that any failure to maintain such qualification would have on our business.

Although we believe that the expectations reflected in any forward-looking statements contained herein are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. The factors noted above could cause our actual results to differ significantly from those indicated by any forward-looking statement.

Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our management’s views only as of the date of this Annual Report on Form 10-K. We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Annual Report on Form 10-K and the Company’s other public filings, which are available without charge through the Securities and Exchange Commission’s (“SEC”) website at www.sec.gov.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
FORM 10-K

PART I

ITEM 1. BUSINESS

COMPANY OVERVIEW

We are a publicly traded REIT with a diversified portfolio of primarily private pay senior housing properties located across the United States. We are one of the largest owners of senior housing properties in the United States. As of December 31, 2019, our portfolio was comprised of 131 primarily private pay senior housing properties located across 37 states. We operate in two reportable segments: (1) Managed Independent Living (“IL”) Properties, and (2) Other Properties.

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

The majority of our portfolio is managed by some of the largest and most experienced operators in the United States. Currently, our managed properties are managed by affiliates or subsidiaries of Holiday Retirement (“Holiday”), FHC Property Management LLC (together with its subsidiaries, “Blue Harbor”), Jerry Erwin Associates, Inc. (“JEA”), Grace Management, Inc. (“Grace”), Watermark Retirement Communities, Inc. (“Watermark”), Integral Senior Living Management, LLC (“Integral”) and Phoenix Senior Living LLC (“Phoenix”). We also own and triple net lease one property to Watermark. Holiday is among the top three largest senior housing operators in the United States. The assets in our portfolio are described in more detail below under “Our Portfolio.”

Our investment strategy is focused on acquiring private pay senior housing properties. However, from time to time, we may explore new business opportunities and asset categories as part of our business strategy.

INVESTMENT ACTIVITY

On February 10, 2020, we completed the sale of all 28 managed assisted living/memory care (“AL/MC”) properties pursuant to a Purchase and Sale Agreement, dated as of October 31, 2019 (the “Sale Agreement”), with affiliates of ReNew REIT for a gross sales price of $385 million (“AL/MC Portfolio Disposition”). The sale of these properties represents a strategic shift that will have a major effect on our operations and financial results. Accordingly, the operations of these properties for the current and prior periods are classified as discontinued operations in the financial statements included in this Annual Report on Form 10-K. Refer to Note 5 – Discontinued Operations for additional details.

In conjunction with the AL/MC Portfolio Disposition, we repaid existing loan agreements and entered into a new financing for $270 million which is secured by 14 managed IL properties. We also entered into an amended and restated $125 million credit facility (the “Revolver”) secured by nine managed IL assets. The maturity of the Revolver has been extended to February 2024, compared to the previous maturity date in December 2021. The Revolver borrowing capacity may be increased from $125 million to $500 million, subject to customary terms and conditions.

As a result of these refinancing initiatives, the Company’s weighted average debt maturity increases from four years to over six years. The Company has no significant near-term debt maturities until 2025.

During 2019, we sold two AL/MC assets in the Other Properties segment. We did not buy any properties. See Note 4 – Dispositions to our consolidated financial statements for additional information.

MARKET OPPORTUNITY

Opportunity to Consolidate Large and Fragmented Industry

We believe there are significant investment opportunities in the U.S. senior housing market driven by three factors: (i) growing demand from significant increases in the senior citizen population, (ii) highly fragmented ownership of senior housing properties among many smaller local and regional owner/operators and (iii) operational improvement opportunities to increase property-level net operating income. We estimate the size of the senior housing industry in the United States to be approximately $300 billion, and, according to the 2019 American Seniors Housing Association 50 Report, approximately 62% of these senior housing facilities are owned by operators with five or fewer properties.

Attractive Demand - Supply Fundamentals to Drive Organic Growth

We believe that the rapidly growing senior citizen population in the U.S. will result in a substantially increased demand for senior housing properties as the baby boomer generation ages, life expectancies lengthen and more health-related services are demanded. The U.S. Census Bureau estimates that the total number of people aged 65 and older is expected to increase from approximately 49.2 million in 2016 to 78.0 million by 2035, with the number of citizens aged 65 and older expected to grow at four times the rate of the overall population by 2035. Healthcare is the largest private-sector industry in the U.S., with healthcare expenditures in the U.S. accounting for approximately 18% of gross domestic product in 2018. According to the Center for Medicare and Medicaid Services (“CMS”), the average annual compounded growth rate for national healthcare expenditures from 2018 through 2027 is expected to be 5.5%. Additionally, senior citizens are the largest consumers of healthcare services. The target age group for our properties is seniors over 70 years old while a typical resident is 80 to 85 years of age. According to CMS, average per capita healthcare expenditures by those 65 years and older continue to be about three times more than the average spent by those 19 to 64 years old. Demand for senior housing is driven both by growth of an aging population and by an increasing array of services and support required by residents. According to the U.S. Census Bureau, the percentage of Americans between ages 75 and 79 seeking assistance with basic and instrumental activities of daily living is 15%, increasing to 30% for Americans over 80 years of age. According to the Alzheimer’s Association, approximately one-third of individuals over age 85 have Alzheimer’s disease. To address these resident needs, senior housing provides varying and flexible levels of services. While our target population is growing, the rate of supply growth has also increased in recent years. However, according to the National Investment Center for Seniors Housing and Care (“NIC”), senior housing occupancy is projected to be stable in 2020.

Differentiated Strategy Focused on Private Pay Senior Housing

We have generally sought investments in senior housing facilities that have an emphasis on private pay sources of revenue which we believe is more stable and predictable compared to government reimbursed property types. We believe this strategy distinguishes us from our publicly traded peers. Private pay residents are individuals who are personally obligated to pay the costs of their housing and services without relying significantly on reimbursement payments from Medicaid or Medicare. Sources for these private payments include: (i) pensions, savings and retirement funds; (ii) proceeds from the sale of real estate and personal property; (iii) assistance from residents’ families; and (iv) private insurance. While our investments may have some level of revenues related to government reimbursements, we focus on investments with high levels of private pay revenue and, for the year ended December 31, 2019, private pay sources represented 99.6% of the property level revenue from continuing operations derived from the residents at our facilities. Private pay facilities are not subject to governmental rate setting and, accordingly, we believe they provide for more predictable and higher rental rates from residents than facilities primarily reliant on government-funded sources.

The senior housing industry offers a full continuum of care to seniors with product types that range from “mostly housing” (i.e., senior apartments) to “mostly healthcare” (i.e., skilled nursing, hospitals, etc.). We primarily focus on product types at the center of this continuum, namely IL properties and, prior to the AL/MC Portfolio Disposition, AL/MC properties. Many of our peers have significant exposure to skilled nursing facilities and hospitals providing higher acuity levels of healthcare. Accordingly, these peers have higher levels of exposure to revenues derived from Medicaid and Medicare reimbursements. Our facilities are predominantly reliant on private pay sources of revenue and have reduced risk exposure to regulatory changes in the healthcare arena. We believe that our focused portfolio of primarily IL and AL/MC properties will allow investors to participate in the positive fundamentals of the senior housing sector without similar levels of risk exposure associated with higher acuity types of healthcare real estate.

Attractive Portfolio Diversified by Product Type and Geography

We started building our platform in July 2012 and owned 131 properties with a gross real estate value of $2.6 billion as of December 31, 2019. Our portfolio is diversified in terms of product type and geography. As of December 31, 2019, we had 102 IL properties, 28 AL/MC properties (all of which were sold in February 2020 in the AL/MC Portfolio Disposition) and one rental Continuing Care Retirement Community (“CCRC”) across 37 states. All but one of our properties is owned on a managed basis. Our CCRC property is leased.

SENIOR HOUSING INDUSTRY

Overview

For an overview of the senior housing industry, see “Opportunity to Consolidate Large and Fragmented Industry” and “Attractive Demand - Supply Fundamentals to Drive Organic Growth.”

Following the completion of the AL/MC Portfolio Disposition, we only have one property in our portfolio that has health care components that are licensed by the state and that participates in Medicare and Medicaid. This property is a CCRC, which has independent senior housing units, assisting living units (“AL”), memory care (“MC”), and skilled nursing facility (“SNF”) beds. We will also have one independent senior housing property that participates in a state Medicaid Waiver Program (the “Waiver Property”). AL, MC, SNF, CCRCs and properties participating in Medicaid Waiver Programs (collectively “Licensed Healthcare Properties”) are subject to unique risks due to their regulated nature.

Government Regulations

Our CCRC and the Waiver Property and their operations are subject to extensive and complex federal, state and local healthcare laws and regulations relating to fraud and abuse practices, government reimbursement, licensure and certificate of need (“CON”) and similar laws governing the operation of healthcare properties. While the CCRC and the Waiver Property within our portfolio are subject to varying types of regulatory and licensing requirements, we expect that the healthcare industry, in general, will continue to face increased regulation, enforcement and pressure in the areas of fraud, waste and abuse, cost control, healthcare management and provision of services, among others. In fact, some states have revised and strengthened their regulation of senior housing properties and that trend may continue. In addition, efforts by third-party payors, such as Governmental Programs (as defined below) and private insurance payor organizations (which include insurance companies, health maintenance organizations and other types of health plans/managed care organizations) to impose more stringent controls upon operators are expected to intensify and continue. Changes in applicable federal, state or local laws and regulations and new interpretations of existing laws and regulations could have a material adverse effect on our business.

As used in this section, “Governmental Program” means, individually and collectively, any federal, state or local governmental reimbursement programs administered through a governmental body, agency thereof or contractor thereof (including a Governmental Program Payor) including, without limitation, the Medicare and Medicaid programs, waiver programs under the aforementioned programs or successor programs to any of the aforementioned programs. “Governmental Program Payor” means a private insurance payor organization which has a contract with a Governmental Program to arrange for the provision of assisted living property or SNF services to Governmental Program beneficiaries and which receives reimbursement from the Governmental Program to do so.

Our CCRC and our Waiver Property are regulated by state and local laws governing licensure, provision of services, staffing requirements and other operational matters. Owners and/or operators of certain senior housing properties, including, but not limited to, AL/MC properties, are required to be licensed or certified by the state in which they operate. In granting and renewing such licenses, the state regulatory agencies consider numerous factors relating to a property’s physical plant and operations, including, but not limited to, admission and discharge standards, staffing and training. A decision to grant or renew a license may also be affected by a property’s record with respect to licensure compliance, patient and consumer rights, medication guidelines and other regulations. Certain states require additional licensure and impose additional staffing and other operational standards in order for a property to provide higher levels of assisted living services. Senior housing properties may also be subject to state and/or local building, zoning, fire and food service laws before licensing or certification may be granted. Senior housing properties may also be subject to additional building code requires under the licensing process such as the National Fire Protection Association Life Safety Code and these components may be more restrictive than local residential building codes. Our CCRC and Waiver Property may also be affected by changes in accreditation standards or procedures of accreditation bodies that are recognized by states or a Governmental Program in the licensure or certification process.

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

In the future, we may also acquire certain healthcare properties (including assisted living properties in some states and SNFs in most states) that are subject to a variety of CON or similar laws. Where applicable, such laws generally require, among other requirements, as a prerequisite to licensure that a facility demonstrate the need for (i) constructing a new facility, (ii) adding beds or expanding an existing facility, (iii) investing in major capital equipment or adding new services, (iv) changing the ownership or control of an existing licensed facility, or (v) terminating services that have been previously approved through the CON process. These laws could affect, and even restrict, our ability to expand into new markets and to expand our properties and services in existing markets. In addition, CON laws may constrain the ability of an operator to transfer responsibility for operating a particular facility to a new operator. If we have to replace a facility operator who is excluded from participating in a federal or state healthcare program (as discussed below), our ability to replace the operator may be affected by a particular state’s CON laws, regulations and applicable guidance governing changes in provider control.

Aside from CON considerations, transfers of ownership, provider control and/or operations of assisted living properties and SNFs are subject to licensure and other regulatory approvals not required for transfers of other types of commercial operations and real estate. These regulations may also constrain or even impede our ability to replace property managers or tenant of our properties, and they may also impact our acquisition or sale of senior housing properties. In addition, if any of our licensed properties operate outside of its licensed authority, doing so could subject the facility to penalties, including fines, a denial of new admissions, suspension of its license, revocation of its license or closure of the facility. Failure to obtain licensure or loss or suspension of licensure or certification may prevent an assisted living property or SNF from operating or result in a suspension of Governmental Program reimbursement payment until all licensure or certification issues have been resolved.

The level of assisted living Medicaid reimbursement varies from state to state. Thus, the revenues generated by our CCRC and Waiver Property may be adversely affected by payor mix, acuity level, changes in Medicaid eligibility and reimbursement levels. In addition, a state could lose its Medicaid waiver and no longer be permitted to utilize Medicaid dollars to reimburse for assisted living services. Such changes in revenues could in turn have a material adverse effect on our business. Many states are now reimbursing providers of Long Term Care Services, which includes SNFs, through mandatory Medicaid Managed Care Organizations (“MMCOs”). These arrangements may result in an increase in denied claims and/or reduced Medicaid rates as a result of contracting pressures.

A significant portion of the revenues received by our CCRC and Waiver Property are from self-pay residents. The remaining revenue source is primarily Medicare and Medicaid under certain federal waiver programs. As a part of the Omnibus Budget Reconciliation Act of 1981 (“OBRA”), Congress established a waiver program enabling some states to offer Medicaid reimbursement to assisted living providers as an alternative to institutional long-term care services. The provisions of OBRA and subsequent federal enactments permit states to seek a waiver from typical Medicaid requirements to develop cost-effective alternatives to long-term care, including Medicaid payments for assisted living and, in some instances, including payment for such services through Governmental Program Payors. There can be no guarantee that a state Medicaid program operating pursuant to a waiver will be able to maintain its waiver status that funding levels will not decrease or that eligibility requirements will not change.

Rates paid by self-pay residents of properties within our Managed IL Properties segments are determined in accordance with applicable provisions of the management agreements entered into with our property managers, and are impacted by local market conditions and operating costs. Rates paid by self-pay residents of properties within our Other Properties segment are determined by the tenant.

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

There is a risk that some skilled nursing facilities’ costs could exceed the fixed payments under the prospective payment system for skilled nursing facilities (“SNF PPS”), and there is also a risk that payments under the SNF PPS may be set below the costs to provide certain items and services, which could have a material adverse effect on an SNF. Further, SNFs are subject to periodic pre- and post-payment reviews and other audits by federal and state authorities. Such a review or audit could result in recoupments, denials, or delay of payments in the future, which could have a material adverse effect on the business of a SNF. In addition, the implementation of the “Patient Driven Payment Model” which revises the payment classification system for therapy services in skilled nursing facilities, may impact reimbursement by revising the classifications of certain patients.

In the ordinary course of business, our CCRC and Waiver Property have been and are subject regularly to inspections, inquiries, investigations and audits by state agencies that oversee applicable laws and regulations. State licensure laws and, where applicable, Governmental Program certification, require license renewals and compliance surveys on an annual or bi-annual basis. The failure of our CCRC and Waiver Property manager to maintain or renew any required license or regulatory approval, as well as the failure of our managers to correct serious deficiencies identified in a compliance survey, could result in the suspension of operations at a property. In addition, if our CCRC or Waiver Property, where applicable, are found to be out of compliance with Governmental Program conditions of participation, the property’s manager may be excluded from participating in those Governmental Programs. Any such occurrence may impair the ability of a property manager to meet its obligations. If we have to replace a property manager, our ability to do so may be affected by the federal and state regulations governing such changes. This may result in payment delays, an inability to find a replacement property manager or other difficulties. Unannounced surveys or inspections of a property may occur annually or bi-annually or following a regulator’s receipt of a complaint regarding the property. From time-to-time, our properties receive deficiency reports from state regulatory bodies resulting from such inspections or surveys. Most deficiencies are resolved through a plan of corrective action relating to the property’s operations but, whether the deficiencies are cured or not, the applicable governmental authority typically has the authority to take further action against a licensee. Such an action could result in the imposition of fines, imposition of a provisional or conditional license, suspension or revocation of a license or Governmental Program participation, suspension or denial of admissions or imposition of other sanctions, including criminal penalties. The imposition of such sanctions may adversely affect our business.

Licensed Healthcare Properties that participate in Governmental Programs are subject to numerous federal, state and local laws, including implementing regulations and applicable governmental guidance that govern the operational, financial and other arrangements that may be entered into by healthcare properties and other providers. Certain of these laws prohibit direct or indirect payments of any kind for the purpose of inducing or encouraging the referral of patients for medical products or services reimbursable by Governmental Programs. All healthcare providers, including, but not limited to, assisted living properties and SNFs that participate in Governmental Programs, are also subject to the Federal Anti-Kickback Statute, a criminal statute which generally prohibits persons from offering, providing, soliciting or receiving remuneration to induce either the referral of an individual or the furnishing of a good or service for which payment may be made under a federal Governmental Program. SNFs and certain other types of healthcare properties and providers are also subject to the Federal Ethics in Patient Referral Act of 1989, commonly referred to as the “Stark Law.” The Stark Law generally prohibits the submission of claims to Medicare for payment if the claim results from a physician referral for certain designated services and the physician has a financial relationship with the health service provider that does not qualify under one of the exceptions for a financial relationship under the Stark Law. Many states have similar prohibitions on physician self-referrals and submission of claims which are applicable to all payor sources, including state Medicaid programs.

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

Further, healthcare properties and other providers, including, but not limited to, assisted living properties and SNFs, that receive Governmental Program payments, are subject to substantial financial and other (in some cases, criminal) penalties under the Civil Monetary Penalties Act, the Federal False Claims Act and, in particular, actions under the Federal False Claims Act’s “whistleblower” provisions. Violations of these laws can also subject persons and entities to termination from participation in Governmental Programs or result in the imposition of substantial damages, fines or other penalties. Private enforcement of healthcare fraud has increased due in large part to amendments to the Federal False Claims Act that encourage private individuals to sue on behalf of the government. These whistleblower suits brought by private individuals, known as “qui tam actions,” may be filed by almost anyone, including present and former patients, nurses and other employees. Significantly, if a claim is successfully adjudicated, the Federal False Claims Act provides for treble damages in addition to penalties up to $22,363 per claim. Various state false claim act and anti-kickback laws may also apply to each property operator, regardless of payor source (i.e., such as a private insurance payor organization or a Governmental Program), and violations of those state laws can also result in substantial fines and/or adverse licensure actions to our material detriment.

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

HIPAA regulations provide for communication of health information through standard electronic transaction formats and for the privacy and security of health information. In order to comply with the regulations, healthcare providers that meet the definition of a Covered Entity as defined by HIPAA often must undertake significant operational and technical implementation efforts. Operators also may face significant financial exposure if they fail to maintain the privacy and security of medical records and other personal health information about individuals. The Health Information Technology for Economic and Clinical Health Act (“HITECH”), passed in February 2009, strengthened the HHS Secretary’s authority to impose civil money penalties for HIPAA violations occurring after February 18, 2009. HITECH directs the HHS Secretary to provide for periodic audits to ensure that covered entities and their business associates (as that term is defined under HIPAA) comply with the applicable HITECH requirements, increasing the likelihood that a HIPAA violation will result in an enforcement action. The CMS issued an interim final rule which conformed HIPAA enforcement regulations to HITECH, increasing the maximum penalty for multiple violations of a single requirement or prohibition to $1.5 million. Higher penalties may accrue for violations of multiple requirements or prohibitions. Additionally, on January 17, 2013, the CMS released a final rule, which expands the applicability of HIPAA and HITECH and strengthens the government’s ability to enforce these laws. The final rule broadens the definition of “business associate” and provides for civil money penalty liability against covered entities and business associates for the acts of their agents regardless of whether a business associate agreement is in place. Additionally, the final rule adopts certain changes to the HIPAA enforcement regulations to incorporate the increased and tiered civil monetary penalty structure provided by HITECH, and makes business associates of covered entities directly liable under HIPAA for compliance with certain of the HIPAA privacy standards and HIPAA security standards. HIPAA violations are also potentially subject to criminal penalties.

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

These Health Reform Laws include, without limitation, the expansion of Medicaid eligibility, requiring most individuals to have health insurance, establishing new regulations on certain private insurance payor organizations (including Governmental Program Payors), establishing health insurance exchanges and modifying certain payment systems to encourage more cost-effective care and a reduction of inefficiencies and waste, including through new tools to address fraud and abuse. Because many of our properties deliver healthcare services, we will be impacted by the risks associated with the healthcare industry, including the Health Reform Laws. While the expansion of healthcare coverage may result in some additional demand for services provided by our properties, reimbursement levels may be lower than the costs required to provide such services, which could materially adversely affect our business. The Health Reform Laws also enhance certain fraud and abuse penalty provisions in the event of one or more violations of the federal healthcare regulatory laws. In addition, the Health Reform Laws have provisions that impact the health coverage that our property managers or tenant provide to their respective employees. We cannot predict whether the existing Health Reform Laws, or future healthcare reform legislation or regulatory changes, will have a material impact on our business.

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

OUR PORTFOLIO

The key characteristics of our senior housing portfolio, excluding properties classified as discontinued operations, are set forth in the tables below (dollars in thousands):

			As of December 31, 2019			Year ended December 31, 2019
	Number of Communities	Number of Beds	Real Estate Investments, at Cost (A)	Percent of Total Real Estate Investment	Real Estate Investment per Bed	Total Revenues (B)	Percent of Total Revenues	Number of States
Managed IL	102	11,976	$2,051,860	97.1%	$171	$336,367	97.2%	36
Other (C)	1	463	60,461	2.9%	—	9,536	2.8%	1
Total	103	12,439	$2,112,321	100.0%		$345,903	100.0%
(A) Real estate investments, at cost represents the gross carrying value of real estate before accumulated depreciation and amortization.
(B) Revenues relate to the period the properties were owned by us in a calendar year and, therefore, are not indicative of full-year results for all properties.
(C) Includes FF&E for corporate office space.

			As of December 31, 2018			Year ended December 31, 2018
	Number of Communities	Number of Beds	Real Estate Investments, at Cost (A)	Percent of Total Real Estate Investment	Real Estate Investment per Bed	Total Revenues (B)	Percent of Total Revenues	Number of States
Managed IL	102	11,974	$2,030,886	97.2%	$170	$273,685	84.7%	36
Other	3	742	58,130	2.8%	—	49,340	15.3%	2
Total	105	12,716	$2,089,016	100.0%		$323,025	100.0%
(A) Real estate investments, at cost represents the gross carrying value of real estate before accumulated depreciation and amortization and excludes two AL/MC assets held for sale.
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

CCRC Properties: CCRCs are a particular type of retirement community that offer several levels (generally more than three) of health care at one facility or campus, often including independent living, assisted living/memory care and skilled nursing. CCRCs offer a tiered approach to the aging process, accommodating residents’ changing needs as they age.

Former AL/MC Properties: Prior to the AL/MC Portfolio Disposition we also focused on AL/MC properties, which are state-regulated rental properties that provide the same services as IL properties and additionally have staff to provide residents assistance with activities of daily living, such as management of medications, bathing, dressing, toileting, ambulating and eating. AL/MC properties may include memory care properties that specifically provide care for individuals with Alzheimer’s disease and other forms of dementia or memory loss. The average age of an AL/MC resident is similar to that of an IL resident, but AL/MC residents typically have greater healthcare needs. Residents are typically charged all-inclusive monthly rates for IL services and additional “care charges” for AL/MC services, which vary depending on the types of services required. AL/MC properties are generally private pay, although many states will allow residents to cover a portion of the cost with Medicaid.

Operating Model

Our current operating model is focused on Managed Properties and Triple Net Lease Properties.

Managed Properties: We have entered into long-term property management agreements for our managed properties with Holiday, Blue Harbor, and Grace. Our property management agreements have initial five-year or 10-year terms, with successive, automatic one-year renewal periods. We pay property management fees of 4.5% to 5.0% of effective gross income pursuant to our property management agreements and, in some cases, the property managers are eligible to earn an incentive fee based on operating performance. As the owner of the Managed Properties, we are responsible for the properties’ operating costs, including maintenance, utilities, taxes, insurance, repairs, capital improvements and the payroll expense of property-level employees. The payroll expense is structured as a reimbursement to the property manager, who is the employer of record. We have various rights as the property owner under our property management agreements, including rights to set budget guidelines and to terminate and exercise remedies under those agreements as provided therein. However, we rely on our property managers’ personnel, expertise, technical accounting resources and information systems, proprietary information, good faith and judgment to manage our senior housing operations efficiently and effectively. We also rely on our property managers to otherwise operate our properties in compliance with the terms of the management agreements, although we have various rights as the property owner to terminate and exercise remedies under the management agreements.

Triple Net Lease Properties: We own one CCRC property that is leased to the tenant pursuant to a triple net lease. Our triple net lease arrangement has an initial term of approximately 15 years and include renewal options and annual rent increases ranging from 2.75% to 3.25%. Under the triple net lease, the tenant is typically responsible for (i) operating its portion of the portfolio and bearing the related costs, including maintenance, utilities, taxes, insurance, repairs, capital improvements, and the payroll expense of property-level employees, and (ii) complying with the terms of the mortgage financing documents.

Prior to 2019, we had additional triple net lease agreements with affiliates of Holiday. On May 9, 2018, we entered into a lease termination agreement to terminate our triple net leases with affiliates of Holiday relating to 51 IL properties (the “Holiday Portfolio”). The lease termination was effective May 14, 2018 (the “Lease Termination”). Concurrently with the Lease Termination, we entered into property management agreements with Holiday to manage the properties in the Holiday Portfolio following the Lease Termination in exchange for a property management fee. As a result, such properties are now included in the Managed IL Properties segment. Refer to Note 3 – Lease Termination to our consolidated financial statements for additional details.

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

We employ leverage as part of our investment strategy. We do not have a predetermined target debt to equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality of those assets. We utilize leverage for the sole purpose of financing our portfolio and not for the purpose of speculating on changes in interest rates. We strive to maintain our financial strength and invest profitably by actively managing our leverage, optimizing our capital structure and developing our access to multiple sources of liquidity. Historically, we have relied primarily on non-recourse U.S. government agency financing to finance a portion of our real estate investments. We may, over time, seek access to additional sources of liquidity, including revolving credit agreements, bank debt, and the unsecured public debt and equity markets. Generally, we attempt to match the long-term duration of our investments in senior housing properties with staggered maturities of long-term debt and equity. As of December 31, 2019, 71.0% of our consolidated debt was variable rate debt.

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

COMPETITION

We generally compete for investments in senior housing with other market participants, such as other REITs, real estate partnerships, private equity and hedge fund investors, banks, insurance companies, finance and investment companies, government-sponsored agencies, healthcare operators, developers and other investors. Many of our anticipated competitors are significantly larger than we are, have better access to capital and other resources and may have other advantages over us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could lead them to offer higher prices for assets that we might be interested in acquiring and cause us to lose bids for those assets. In addition, other potential purchasers of senior housing properties may be more attractive to sellers of senior housing properties if the sellers believe that these potential purchasers could obtain any necessary third party approvals and consents more easily than us.

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

EMPLOYEES

As of December 31, 2019, we had 19 employees.

Prior to the Internalization, we did not have any employees. Our officers and other individuals who provided services to us prior to the Internalization were employed by the Former Manager. In connection with the Internalization, we hired 16 employees previously employed by the Former Manager, including our executive officers.

As the owner of managed properties, we are responsible for the payroll expense of property-level employees (as well as the properties’ other operating costs). The payroll expense is structured as a reimbursement to the property manager, who is the employer of record.

ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the SEC. Our SEC filings are available to the public from the SEC’s website at www.sec.gov. We make the materials available free of charge through our website, www.newseniorinv.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information on, or accessible through, our website is not a part of, and is not incorporated into, this report.

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

The terms of our financings require us to comply with a number of customary financial and other covenants, minimum tangible net worth requirements, REIT status and certain levels of debt service coverage. Our continued ability to conduct business in general is subject to compliance with these financial and other covenants, which limit our operational flexibility and depend on the compliance of our tenant with the terms of the applicable lease. The terms of the financings of our leased asset generally treat an event of default by the tenant or guarantor under the related lease and guaranty as an event of default under the financing. Therefore, our ability to comply with certain terms of our financings depends on the actions and operating results of our tenant and guarantor, which is outside of our control.

Mortgages on our properties contain customary covenants such as those that limit or restrict our ability, without the consent of the lender, to further encumber or sell the applicable properties, or to replace the applicable tenant or operator. Breaches of certain covenants may result in defaults under the mortgages on our properties and cross-defaults under certain of our other indebtedness, even if we satisfy our payment obligations to the respective obligee. Covenants that limit our operational flexibility as well as defaults resulting from the breach of any of these covenants could materially adversely affect our business, results of operations and financial condition. A failure to comply with the terms of our financings could result in the acceleration of the requirement to repay all or a portion of our outstanding indebtedness. In addition, the terms of our financings may prohibit or limit our ability to amend or terminate our triple net lease if we desired to do so, including in situations where our tenant and guarantor may not have the resources to make payments under the terms of the lease or guaranty, respectively.

Our inability to obtain financing (including through refinancing existing debt) on favorable terms, if at all, may impede our ability to grow or to make distributions to our stockholders.

We do not currently retain any cash from operations on account of the distributions we make to stockholders (see “We have not established a minimum distribution payment level, and we cannot assure you of our ability to pay any distributions in the future.”) If we are unable to generate enough cash flow, we have relied in the past and may need to rely in the future on external sources of capital, including debt and equity financing or asset sales, to fulfill our capital requirements. If we cannot access these external sources of capital, we may not be able to make the investments needed to grow our business or to make distributions to stockholders. In addition, we may seek to refinance the debt on our leased asset if we anticipate that our tenant may not be able to comply with the terms of the applicable lease, which could result in an event of default and there can be no assurance that we will be able to obtain such refinancing on attractive terms or at all.

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
•the financing integrity of our lenders, which might impact their ability to meet their commitments to us or their willingness to make additional loans to us, and our inability to replace the financing commitment of any lender who loses such financing integrity on favorable terms, or at all;
•the stability in the market value of our properties;
•the financial performance and general market perception of our property managers and tenant;
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

We have leveraged our assets through a variety of borrowings, including floating rate financings. We do not have any policies that limit the amount or type of leverage we may incur. The return we are able to earn on our investments and cash available for distribution to our stockholders may be significantly reduced due to changes in market conditions, which may cause the cost of our financing to increase relative to the income that can be derived from our assets (see “We have not established a minimum distribution payment level, and we cannot assure you of our ability to pay any distributions in the future.”).

We rely on a limited number of operators and are subject to manager concentration risk.

Following the completion of the AL/MC Portfolio Disposition, all of our managed properties were subject to management agreements with Holiday, Blue Harbor and Grace, and Holiday serves as the manager of 98 of the 102 properties in our Managed IL Properties segment, representing 98.5% of the NOI from our Managed IL Properties segments as of December 31, 2019, after giving effect to the AL/MC Portfolio Disposition.

The risks of relying significantly on a small number of managers is that we rely upon our property managers’ personnel, expertise, technical resources and information systems, compliance procedures and programs, proprietary information, good faith and judgment to manage our senior housing operations efficiently and effectively (see “We are dependent on our operators for the performance of our assets, and, as a REIT, we are not able to operate our managed properties.”). Any failure, inability or unwillingness on the part of our property managers to satisfy their respective obligations under our management agreements, or any change of control, acquisition, wind down or other change in the business operations of our property managers, or adverse developments in our property managers’ business and affairs or financial condition that impacts or impairs their ability to manage our properties efficiently and effectively and in compliance with applicable laws, could have a material adverse effect on our business, results of operations or financial condition.

We may not be able to complete new investments, and the investments we do complete may not be successful.

We may not be able to redeploy the proceeds from asset sales into new investments. We may not be able to consummate attractive acquisition opportunities because of market conditions, liquidity constraints, regulatory reasons or other factors. The current low interest rate environment may create difficulties for sourcing new investments, for instance by driving sales prices up.

We face significant competition from other REITs, investment companies, private equity and hedge fund investors, sovereign funds, healthcare operators, lenders, developers and other institutional investors, some of whom may have greater resources or lower costs of capital than we do. Increased competition makes it more challenging for us to identify and successfully capitalize on opportunities that meet our business goals and could improve the bargaining power of property owners seeking to sell, thereby impeding our investment, acquisition and development activities. A failure to make investments at favorable prices, or to finance acquisitions on commercially favorable terms, could have a material adverse effect on our business, results of operations or financial condition.

We might never realize the anticipated benefits of the investments we do complete. We might encounter unanticipated difficulties and expenditures relating to any investments. Notwithstanding pre-acquisition due diligence, newly acquired properties might require significant management attention or may have unexpected issues. For example, we could acquire a property that contains undisclosed defects in design or construction. In addition, after our acquisition of a property, the market in which the acquired property is located may experience unexpected changes that adversely affect the property’s value. The occupancy of properties that we acquire may decline during our ownership, and rents or returns that are in effect or expected at the time a property is acquired may decline. Also, our operating costs for acquired properties may be higher than we anticipate, acquisitions of properties may not yield the returns we expect and, if financed using debt or new equity issuances, may result in stockholder dilution. For these reasons, among others, any acquisitions of additional properties may adversely affect our business, results of operations or financial condition.

Real estate investments are relatively illiquid.

Real estate investments are relatively illiquid, and our ability to quickly sell or exchange our properties in response to changes in economic or other conditions is limited. In the event we desire or need to sell any of our properties, the value of those properties and our ability to sell at a price or on terms acceptable to us could be adversely affected by factors including a downturn in the real estate industry or any weakness in the senior housing industry. We cannot assure you that we will recognize the full value of any property that we sell, and our inability to respond quickly to changes in the performance of our investments could adversely affect our business, results of operations or financial condition.

We are dependent on our operators for the performance of our assets, and, as a REIT, we are not able to operate certain types of managed properties.

During the year ended December 31, 2019, 98.2% of our NOI from continuing operations was attributable to our managed portfolio. We have engaged third parties to operate all of our managed assets on our behalf. The income generated by our managed properties depends on the ability of our property managers to successfully manage these properties, which is a complex task. Although we have various rights pursuant to our property management agreements, we rely upon our property managers’ personnel, expertise, technical resources and information systems, compliance procedures and programs, proprietary information, good faith and judgment to manage our senior housing operations efficiently and effectively. We also rely on our property managers to set appropriate resident fees, to provide accurate property-level financial results for our properties in a timely manner and to otherwise operate our senior housing properties in compliance with the terms of our property management agreements and all applicable laws and regulations. We rely on our property managers to attract and retain skilled management personnel and property level personnel who are responsible for the day-to-day operations of our properties. We have various rights as the property owner under our property management agreements, including various rights to set budget guidelines and to terminate and exercise remedies under those agreements as provided therein. A failure to effectively manage property operating expense, including, without limitation, labor costs and resident referral fees, or significant changes in our property managers’ ability to manage our properties efficiently and effectively, could adversely affect the income we receive from our properties and have a material adverse effect on us. Any failure, inability or unwillingness on the part of our property managers to satisfy their respective obligations under our management agreements, or any change of control, acquisition, wind down or other change in the business operations of our property managers, or adverse developments in our property managers’ business and affairs or financial condition that impacts or impairs their ability to manage our properties efficiently and effectively and in compliance with applicable laws, could have a material adverse effect on our business, results of operations or financial condition.

While we monitor our property managers’ performance, we have limited recourse under our property management agreements to address poor performance other than through exercising our termination rights. Termination may be an unattractive remedy since we may not be able to identify a suitable alternative operator and transitioning management is subject to risks and in some cases we may incur termination fees.

U.S. federal income tax laws generally restrict REITs and their subsidiaries from operating healthcare properties. Accordingly, as a REIT, we are not able to manage AL/MC senior housing properties. Our AL/MC investments were structured to be compliant with the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”), which permits a REIT to lease properties to a TRS if the TRS hires an “eligible independent contractor” (“EIK”) to manage the property. Under this structure, the REIT (i.e., a disregarded subsidiary of New Senior) is the property owner, and it leases the property to the TRS (another subsidiary of New Senior). The REIT receives rent from the TRS, and the TRS is entitled to the income from the properties, less the rent paid to the REIT and a management fee paid to the EIK. In addition, the TRS pays tax on its taxable income. As of February 10, 2020, following the completion of the AL/MC Portfolio Disposition, we no longer own any AL/MC properties, however we may determine to purchase such properties again in the future and hold them in the RIDEA structure discussed above.

In summary, our performance is almost entirely dependent on the abilities and performance of our property managers, and even if we desired to take management control of our properties, due to tax law restrictions we are unable to self-manage certain types of senior housing properties that we have owned in the past and may own again in the future.

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

A failure by our operators to grow or maintain occupancy could adversely affect the NOI generated by our managed properties. Unlike a typical apartment leasing arrangement that involves lease agreements with terms of a year or longer, resident agreements at our senior housing properties generally allow residents to terminate their agreements with 30 days’ notice. In an effort to increase occupancy or avoid a decline in occupancy, our property managers may offer incentives or discounts, which could also have a material adverse effect on our results of operations.

Occupancy levels at our properties may not increase, or may decline, due to a variety of factors, including, without limitation, falling home prices, declining incomes, stagnant home sales, competition from other senior housing developments, reputational issues faced by our operators, a regulatory ban on admissions or forced closure. In addition, the senior housing sector may experience a decline in occupancy due to the state of the national, regional or local economies and the related decision of certain potential residents to elect home care options instead of senior housing. Occupancy levels may also decline due to seasonal contagious illnesses such as influenza. New supply is expected to remain at elevated levels for 2020. This new supply has had, and is expected to continue to have, a negative impact on our portfolio.

In terms of expenses, wages and employee benefits represent a significant part of the expense structure at our properties. AL/MC properties are particularly labor intensive, which makes financial results at those properties particularly susceptible to rising labor costs. We rely on our property managers to attract and retain skilled management personnel and property level personnel who are responsible for the day-to-day operations of our properties, but we are responsible for the payroll expense of property-level employees (as well as the properties’ other operating costs). Our property managers may be required to pay increased compensation or offer other incentives to retain key personnel and other employees. In particular, the market for qualified nurses and healthcare professionals is highly competitive. Periodic and geographic area shortages of nurses or other trained personnel may require our property managers to increase the wages and benefits offered to their employees in order to attract and retain these personnel or to hire temporary personnel, which are generally more expensive than regular employees. In addition, certain states have recently increased or proposed to increase the minimum wage, which could increase our property operating expenses and adversely affect our results of operations. Changes in minimum wage laws can have an impact beyond the expense of minimum wage workers, because an increase in the minimum wage can result in an increase in wages for workers who are relatively close to the minimum wage. In addition to pressure from wages, employee benefits costs, including employee health insurance and workers’ compensation insurance costs, have materially increased in recent years. Increasing employee health and workers’ compensation insurance costs may materially and negatively affect the NOI of our properties. We cannot assure you that labor costs at our properties will not increase or that any increase will be matched by corresponding increases in rates charged to residents. Any significant failure by our property managers to control labor costs or to pass on increased labor costs to residents through rate increases could have a material adverse effect on our business, financial condition and results of operations.

Property-level insurance coverage, in particular property and casualty insurance and general and professional liability insurance, is also a significant expense for us and is managed for us by our property managers. We have seen significant increases in costs in recent years, due to claims data and a general tightening of the insurance markets, and the failure by or inability of our property managers to control the rising costs of insurance could have a material adverse effect on our business, financial condition and results of operations.

We and our operators rely on information technology in our operations, and any material failure, inadequacy, interruption or breach of that technology could harm our business.

We and our operators rely on information technology networks and systems to process, transmit and store electronic information and to manage or support a variety of our business processes, including financial transactions and maintenance of records, which may include personal identifying information of the residents at our properties. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing this confidential information, such as individually identifiable information relating to financial accounts. Although we and our operators have taken steps to protect the security of the data maintained in our information systems, it is possible that such security measures will not be able to prevent the systems’ improper functioning, or the improper disclosure of personally identifiable information such as in the event of cyber-attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. We employ a number of measures to prevent, detect and mitigate these threats; however, there is no guarantee such efforts will be successful in preventing or promptly detecting a cyber-attack. A cybersecurity attack could compromise the confidential information of our employees, our tenant, our vendors and the residents. A successful attack could disrupt and otherwise adversely affect our business operations and financial prospects, damage our reputation and involve significant legal and/or financial liabilities and penalties, including through lawsuits by third-parties. A cybersecurity attack could trigger mandatory self-reporting to the federal Office of Civil Rights with the Department of Health and Human Services and could result in civil fines under the Health Insurance Portability and Accountability Act (“HIPAA”). Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could materially and adversely affect our business, financial condition and results of operations.

Our property managers and our tenant may be faced with significant potential litigation and rising insurance costs that not only affect their ability to obtain and maintain adequate liability and other insurance, but also may affect, in the case of our triple net lease property, our tenant’s ability to pay its lease payments and generally to fulfill its insurance and indemnification obligations to us.

In some states, advocacy groups monitor the quality of care at assisted and independent living communities, and these groups have brought litigation against operators. Also, in several instances, private litigation by assisted and independent living community residents or their families have succeeded in winning very large damage awards for alleged neglect or mistreatment and we cannot assure you that we will not be subject to these types of claims. The effect of this litigation and potential litigation has been to, amongst other matters, materially increase the costs of monitoring and reporting quality of care compliance. The cost of liability and medical malpractice insurance has increased and may continue to increase. This may affect the ability of some of our property managers and our tenant to obtain and maintain adequate liability and other insurance and manage their related risk exposures. In addition to causing some of our property managers and our tenant to be unable to fulfill their insurance, indemnification and other obligations to us under their property management agreements or leases and thereby potentially exposing us to those risks, these litigation risks and costs could cause our tenant to become unable to pay rents due to us. Such nonpayment could potentially affect our ability to meet future monetary obligations under our financing arrangements.

The failure of our operators to comply with laws relating to the operation of our properties may have a material adverse effect on the ability of our tenant to provide services, pay us rent, the profitability of our managed properties and the value of our properties.

We and our operators are subject to or impacted by extensive, frequently changing federal, state and local laws and regulations. Some of these laws and regulations include: state laws related to patient abuse and neglect; laws protecting consumers against deceptive practices; laws relating to the operation of our properties and how our property managers and our tenant conduct their operations, such as fire, health and safety laws and privacy laws; the Americans with Disabilities Act, the Fair Housing Act, and similar state and local laws; and safety and health standards set by the Occupational Safety and Health Administration. We and our operators expend significant resources to maintain compliance with these laws and regulations, and responding to any allegations of noncompliance would result in the expenditure of significant resources. If we or our operators fail to comply with any applicable legal requirements, or are unable to cure deficiencies, certain sanctions may be imposed and, if imposed, may materially and adversely affect our tenant’s ability to pay its rent, the profitability of our managed properties, the values of our properties, our ability to complete additional acquisitions in the state in which the violation occurred, and our reputation. Further, changes in the regulatory framework could have a material adverse effect on the ability of our tenant to pay us rent (and any such nonpayment could potentially affect our ability to meet future monetary obligations under our financing arrangements), as well as the profitability of, and the values of, our properties.

We and our operators are required to comply with federal and state laws governing the privacy, security, use and disclosure of individually identifiable information, including financial information and protected health information. When one of our communities operates in such a way as to meet the definition of a Covered Entity under HIPAA, we and our operators are required to comply with the HIPAA privacy rule, security standards and standards for electronic healthcare transactions. State laws also govern the privacy of individual health information, and these laws are, in some jurisdictions, more stringent than HIPAA. Other federal and state laws govern the privacy of individually identifiable information. The management of infectious medical waste, including handling, storage, transportation, treatment and disposal, is also subject to regulation under various laws, including federal and state environmental laws. While we are not aware of non-compliance with environmental laws related to infectious medical waste at our senior housing properties, these environmental laws are amended from time to time and we cannot predict when and to what extent liability may arise. In addition, because these environmental laws vary from state to state, expansion of our operations to states where we do not currently operate may subject us to additional restrictions on the manner in which we operate our senior housing properties. If we or our operators fail to comply with applicable federal or state standards, we or they could be subject to civil sanctions and criminal penalties, which could materially and adversely affect our business, financial condition and results of operations.

Senior housing and healthcare properties are at greater risk for civil lawsuits involving negligent care and breach of duty.

Senior Housing and healthcare properties are at greater risk for civil lawsuits alleging negligent care and/or breach of duty due to the oversight and care services provided. Such suits can be costly to defend and can negatively impact the reputation of a community, which in turn can have a negative impact on occupancy and operations. Judgements can be significant and could affect our property managers’ and our tenant’s ability to satisfy their obligations to us. If any of our property managers or our tenant becomes unable to operate our properties, or if our tenant becomes unable to pay its rent because of a judgement, we may experience difficulty in finding a substitute tenant or property manager or selling the affected property for a fair and commercially reasonable price, and the value of an affected property may decline materially.

Our investments are concentrated in senior housing real estate, and in certain geographic areas.

To date, our investments have been in the senior housing sector. Any factors that affect real estate and the senior housing industry will have a more pronounced effect on our portfolio relative to a portfolio of more diversified investments. In addition, the geographic concentration of our assets in certain states may result in losses due to our significant exposure to the effects of economic and real estate conditions in those markets. The geographic location of our properties and the percentage of total revenues by geographic location are set forth under Item 1. Business-Our Portfolio of our Form 10-K. As a result of this concentration, a material portion of our portfolios are significantly exposed to the effects of economic and real estate conditions in those particular markets, such as the supply of competing properties, home prices, income levels, the financial condition of our tenant, and general levels of employment and economic activity, which has been, and may continue to be, adversely affected by the recent decline in oil prices. To the extent that weak economic or real estate conditions affect markets in which we have a significant presence more severely than other areas of the country, our financial performance could be negatively impacted. Some or all of these properties could be affected if these regions experience severe weather or natural disasters; delays in obtaining regulatory approvals; delays or decreases in the availability of personnel or services; and/or changes in the regulatory, political or fiscal environment.

Competition may affect our operators’ ability to meet their obligations to us.

Our property managers compete with other companies on a number of different levels, including: the quality of care provided, reputation, the physical appearance of a property, price and range of services offered, alternatives for healthcare delivery, the supply of competing properties, physicians, staff, referral sources, location, the size and demographics of the population in surrounding areas and the financial condition of our tenant and managers. A property manager’s inability to successfully compete with other companies on one or more of the foregoing levels could adversely affect the senior housing property and materially reduce our property-level NOI.

The healthcare industry is also highly competitive, and our operators may encounter increased competition for residents and patients, including with respect to the scope and quality of care and services provided, reputation and financial condition, physical appearance of the properties, price and location. The operations of our properties depend on the competitiveness and financial viability of the properties. If our managers are unable to successfully compete with other operators and managers by maintaining profitable occupancy and rate levels, their ability to generate income for us may be materially adversely affected. The operations of our triple net lease tenant also depend upon its ability to successfully compete with other operators. If our tenant is unable to successfully compete, its ability to fulfill its obligations to us, including the ability to make rent payments to us, may be materially adversely affected.

Overbuilding in markets in which our senior housing properties are located could adversely affect our future occupancy rates, operating margins and profitability.

The senior housing industry generally has limited barriers to entry, and, as a consequence, the development of new senior housing properties could outpace demand. If development outpaces demand for those asset types in the markets in which our properties are located, those markets may become saturated, and we could experience decreased occupancy, reduced operating margins and lower profitability. New supply is expected to remain at elevated levels for 2020 and has had, and is expected to continue to have, a negative impact on our portfolio.

Our current tenant and any future tenants may be unable or unwilling to satisfy their lease obligations to us, and there can be no assurance that the applicable guarantor of our lease will be able to cover any shortfall or maintain compliance with applicable financial covenants, which may have a material adverse effect on our financial condition, cash flows, results of operations and liquidity.

Following the Lease Termination, effective as of May 14, 2018, the remaining property in our Other Properties segment (previously in the Triple Net Lease Properties segment) is leased on a triple net basis to a tenant. Rental income from our triple net lease represented 1.8% of our NOI during the year ended December 31, 2019.

Our triple net lease and any triple net leases we may enter into in the future subject us to credit and other risks from our tenant. Any failure by a tenant to effectively conduct its operations or to maintain and improve our properties could adversely affect its business reputation and its ability to attract and retain residents in our properties, which could impair such tenant’s ability to generate sufficient income to satisfy its obligations to us. Our tenant has also agreed, and we expect future tenants will also agree, to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with their respective businesses, and we cannot assure you that they will have sufficient assets, income, access to financing and insurance coverage to enable them to satisfy their respective indemnification obligations.

If a tenant is not able to satisfy its obligations to us, we would be entitled, among other remedies, to use any funds of such tenant then held by us and to seek recourse against the guarantor under its guaranty of the applicable lease. The guaranty of the applicable lease subjects us to credit risk from our guarantor. There can be no assurance that a guarantor will have the resources necessary to satisfy its obligations to us under its guaranty of the applicable lease in the event that a tenant fails to satisfy its lease obligations to us in full, which would have a material adverse effect on our financial condition, results of operations, liquidity and ability to make payments on our financings. In addition, a guarantor’s obligations to us may be limited to an amount that is less than our damages under the related lease.

We cannot assure you that our tenant and lease guarantor will remain in compliance with any applicable financial covenants, either through the performance of the underlying portfolio or through the use of cash cures, if permitted. A failure to comply with or cure a financial covenant, if applicable, would generally give rise to an event of a default under a lease, and such event of default could result in an event of default under our financing for the applicable property, which could have a material adverse effect on our financial position, cash flows, results of operations and liquidity.

Even if our tenant is current on its obligations to make payments to us, a breach of a non-curable financial covenant applicable to a tenant or guarantor could result in an event of default under the applicable financing, which could have a material adverse effect on our financial position, cash flows, results of operations and liquidity. The failure of our tenant or any of our lease guarantors to comply with the terms of their respective leases, or the termination of any of our leases before the expiration of the original term (even in the absence of a breach by the tenant), could have a material adverse effect on our financial position, cash flows, results of operations and liquidity.

In addition, we cannot predict whether our tenant will satisfy its obligations to us or renew their leases at the end of the applicable term, and we may agree to voluntarily terminate a lease prior to the end of its stated term.

If there is a default under one or more of our leases, or these leases are not renewed or they are terminated before the expiration of the original term, it may not be feasible to re-lease such properties to a new tenant. There can be no assurance that we would be able to identify a suitable replacement tenant, enter into a lease with a new tenant on terms as favorable to us as the current leases or that we would be able to lease those properties at all.

Upon the termination of any lease, we may decide to sell the properties or to operate such properties on a managed basis. A sale would subject us to reinvestment risk, and owning the properties on a managed basis could be meaningfully less profitable than owning such properties subject to a lease.

Our tenant and guarantor may not be able to satisfy the payments due to us or otherwise comply with the terms of the applicable lease or guaranty, which may result in a tenant or guarantor bankruptcy or insolvency, or a tenant or guarantor might become subject to bankruptcy or insolvency proceedings for other reasons, which could have a material adverse effect on us.

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

Under federal and state environmental laws and regulations, a current or former owner of real property may be liable for costs related to the investigation, removal and remediation of hazardous or toxic substances or petroleum that are released from or are present at or under, or that are disposed of in connection with such property. Owners of real property may also face other environmental liabilities, including government fines and penalties imposed by regulatory authorities and damages for injuries to persons, property or natural resources. Environmental laws and regulations often impose liability without regard to whether the owner was aware of, or was responsible for, the presence, release or disposal of hazardous or toxic substances or petroleum. In certain circumstances, environmental liability may result from the activities of a current or former operator of the property. Although we are generally indemnified by our property managers and our tenant of our properties for contamination caused by them, these indemnities may not adequately cover all environmental costs.

RISKS RELATED TO OUR CCRC PROPERTY AND THE POTENTIAL FUTURE ACQUISITION OF AL/MC, SNF, AND CCRC PROPERTIES (“LICENSED HEALTHCARE PROPERTIES”)

Following the completion of the AL/MC Portfolio Disposition, we only have one property in our portfolio that has health care components that are licensed by the state and that participates in Medicare and Medicaid. This property is a continuing care retirement community (“CCRC”), which has independent senior housing units, assisting living units, memory care, and skilled nursing facility (“SNF”) beds. We will also have one independent senior housing property that participates in a state Medicaid Waiver Program (the “Waiver Property”). AL/MC, SNF, CCRCs and properties participating in Medicaid Waiver Programs (collectively “Licensed Healthcare Properties”) are subject to unique risks due to their regulated nature.

Our current Licensed Healthcare Properties and any that we might buy in the future are subject to extensive regulations. Failure to comply, or allegations of failing to comply, could have a material adverse effect on us.

Various governmental authorities mandate certain physical and operational characteristics of senior housing properties. Changes in laws and regulations relating to these matters may require significant expenditures. Our property management agreements and triple net leases generally require our operators to maintain our properties in compliance with applicable laws and regulations, and we expend resources to monitor their compliance. However, our monitoring efforts may fail to detect weaknesses in our operators’ performance on the clinical and other aspects of their duties, which could expose the operator to the risk of penalties, license suspension or revocation, criminal sanctions and civil litigation. Any such actions, even if ultimately dismissed or decided in our favor, could have a material adverse effect on our reputation and results of operations. In addition, our operators may neglect maintenance of our properties if they suffer financial distress. In the case of our triple net lease property, we may agree to fund capital expenditures in return for rent increases or other concessions. Our available financial resources or those of our tenant may be insufficient to fund the expenditures required to operate our properties in accordance with applicable laws and regulations. If we fund these expenditures, our tenant’s financial resources may be insufficient to satisfy its increased rental payments to us or other incremental obligations. Failure to obtain a license or registration, or loss of a required license or registration, would prevent a property from operating in the manner intended by the property managers or our tenant, which could have a material adverse effect on our property managers’ ability to generate income for us or our tenant’s ability to make rent payments to us. Any compliance issues could also make it more difficult to obtain or maintain required licenses and registrations.

Licensing, Medicare and Medicaid and other laws may also require some or all of our operators to comply with extensive standards governing their operations and such operations are subject to routine inspections. In addition, certain laws prohibit fraud by senior housing operators and other healthcare communities, including civil and criminal laws that prohibit false claims in Medicare, Medicaid and other programs that regulate patient referrals. In recent years, federal and state governments have devoted increasing resources to monitoring the quality of care at senior housing communities and to anti-fraud investigations in healthcare operations generally. When violations of applicable laws are identified, federal or state authorities may impose civil monetary damages, treble damages, repayment requirements and criminal sanctions. In addition to these penalties, violation of any of these laws may subject our operators to exclusion from participation in any federal or state healthcare program. For example, if an operator is subject to a criminal conviction relating to the delivery of goods or services under the Medicare or Medicaid programs, the operator would be excluded from participation in those programs for five years. These fraud and abuse laws and regulations are complex, and we and our operators do not always have the benefit of significant regulatory or judicial interpretation of these laws and regulations. While we do not believe our operators are in violation of these prohibitions, we cannot assure you that governmental officials charged with the responsibility of enforcing the provisions of these prohibitions will not assert that an operator is in violation of such laws and regulations. Violations of law often result in significant media attention. Healthcare communities may also be subject to license revocation or conditional licensure and exclusion from or conditional Medicare or Medicaid participation. When quality of care deficiencies or improper billing are alleged or identified, various laws, including laws prohibiting patient abuse and neglect, may authorize civil money penalties or fines; the suspension, modification or revocation of a license (which could result in the suspension of operations) or Medicare or Medicaid participation; the suspension or denial of admissions of residents; the removal of residents from properties; the denial of payments in full or in part; the implementation of state oversight, temporary management or receivership; and the imposition of criminal penalties. We, our property managers and our tenant have received inquiries and requests from various government agencies and we have in the past and may in the future receive notices of potential sanctions, and governmental authorities may impose such sanctions from time to time on our properties based on allegations of violations or alleged or actual failures to cure identified deficiencies. If imposed, such sanctions may adversely affect the profitability of managed properties, the ability to maintain managed properties (including properties unrelated to the property in question) in a given state, our ability to continue to engage certain managers and our tenant’s ability to pay rents to us (and any such nonpayment could potentially affect our ability to meet future monetary obligations or could trigger an event of default under our financing arrangements). Any such claims could also result in material civil litigation. Federal and state requirements for change in control of healthcare communities, including, as applicable, approvals of the proposed operator for licensure, certificate of need (“CON”), Medicare and Medicaid participation, and the terms of our debt may also limit or delay our ability to find a substitute tenant or property managers. If any of our property managers or our tenant becomes unable to operate our properties, or if our tenant becomes unable to pay its rent because it has violated government regulations or payment laws, we may experience difficulty in finding a substitute tenant or property manager or selling the affected property for a fair and commercially reasonable price, and the value of an affected property may decline materially.

Future changes in government regulation may adversely affect the healthcare industry, including our senior housing properties and healthcare operations, property managers and tenant, and our property managers and our tenant may not achieve and maintain occupancy and rate levels that will enable them to satisfy their obligations to us. Any adverse changes in the regulation of the healthcare industry or the competitiveness of our property managers and our tenant could have a more pronounced effect on us than if we had investments outside the senior housing and healthcare industries.

The future of the comprehensive healthcare regulation enacted in 2010 on us and our operators cannot accurately be predicted.

The Health Reform Laws provide states with an increased federal medical assistance percentage under certain conditions, but there is considerable uncertainty regarding the future of the Health Reform Laws. Increased costs imposed on states beginning in 2020 to pay for Medicaid expansion under the Health Reform Laws could result in a reduction in other healthcare-related spending by states, which could affect our property managers’ and tenant’s revenue streams, which could materially and adversely affect our business, financial condition and results of operations. In addition, the current presidential administration and certain members of Congress have stated their intent to repeal or make significant changes to the Health Reform Laws, their implementation or their interpretation. Furthermore, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled the individual mandate provisions, and therefore the entirety of the Affordable Care Act, was no longer constitutional after the elimination of the individual mandate penalty in 2019. This ruling has been appealed to the U.S. Court of Appeals for the Fifth Circuit, and will likely be appealed to the United States Supreme Court. Although the Health Reform Laws remain in place currently, we are unable to predict the final outcome of legislative or legal challenges to the Health Reform Laws and their potential impact on our business, financial condition and results of operations.

The impact of Healthy Adult Opportunity Medicaid demonstration initiative authorized in 2020 on us and our operators cannot be accurately predicted.

On January 30, 2020, CMS announce the Healthy Adult Opportunity demonstration initiative, which will allow states the opportunity to apply for approval to waive certain requirements of State Medicaid programs and to change benefit packages. There is considerable uncertainty regarding how this initiative will affect state Medicaid programs. Changes under this initiative could result in a reduction in rates, other healthcare-related spending by states, and changes to eligibility, which could affect our property managers’ and tenant’s revenue streams, which could materially and adversely affect our business, financial condition and results of operations.

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

Certain of our operators rely on reimbursement from third-party payors, including the Medicare and Medicaid programs. Medicare and Medicaid programs, as well as numerous private insurance and managed care plans, generally require participating providers to accept government-determined reimbursement levels as payment in full for services rendered, without regard to the facility’s charges. Changes in the reimbursement rate or methods of payment from third-party payors, including Medicare and Medicaid, or the implementation of other measures to reduce reimbursements for services provided by our property managers or our tenant, could result in a substantial reduction in our and our tenant’s revenues. In addition, the implementation of the Patient Driven Payment Model which revises the payment classification system for therapy services in skilled nursing facilities, may impact our tenant by revising the classifications of certain patients.

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

If Drive Shack failed to qualify as a REIT for a taxable year ending on or before December 31, 2015, the rule against re-electing REIT status following a loss of such status could also apply to us if we were treated as a successor to Drive Shack for U.S. federal income tax purposes, which could cause us to fail to qualify for taxation as a REIT for our 2019 and/or earlier years. Although Drive Shack has provided (i) a representation in the Separation and Distribution Agreement that it had no knowledge of any fact or circumstance that would cause us to fail to qualify as a REIT and (ii) a covenant in the Separation and Distribution Agreement to use its reasonable best efforts to maintain its REIT status for each of Drive Shack’s taxable years ending on or before 2015 (unless Drive Shack obtains an opinion from a nationally recognized tax counsel or a private letter ruling from the IRS to the effect that Drive Shack’s failure to maintain its REIT status will not cause us to fail to qualify as a REIT under the successor REIT rule referred to above), no assurance can be given that such representation and covenant would prevent us from failing to qualify as a REIT. In the event of a breach of this covenant, we may be able to seek damages from Drive Shack, but there can be no assurance that such damages, if any, would appropriately compensate us. In addition, if Drive Shack were to fail to qualify as a REIT despite its reasonable best efforts, we would have no claim against Drive Shack.

Our failure to continue to qualify as a REIT would cause our stock to be delisted from the NYSE.

The NYSE requires, as a condition to the continued listing of our shares, that we maintain our REIT status. Consequently, if we fail to maintain our REIT status, our shares would promptly be delisted from the NYSE, which would significantly decrease the trading activity in our shares and make it more difficult to raise equity financing or complete acquisitions in the future.

If we were delisted as a result of losing our REIT status and desired to relist our shares on the NYSE, we would have to reapply to the NYSE to be listed as a domestic corporation. As the NYSE’s listing standards for REITs are less onerous than its standards for domestic corporations, we might not be able to satisfy the NYSE’s listing standards for a domestic corporation. As a result, if we were delisted from the NYSE, we might not be able to relist as a domestic corporation, in which case our shares could not trade on the NYSE.

Qualifying as a REIT involves highly technical and complex provisions of the Code.

Qualification as a REIT involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. Compliance with these requirements must be carefully monitored, and there can be no assurance that we will be able to successfully monitor our compliance.

Dividends payable by REITs do not qualify for the reduced tax rates available for some “qualified dividends.”

Dividends payable to domestic stockholders that are individuals, trusts and estates are generally taxed at reduced tax rates applicable to “qualified dividends.” Dividends payable by REITs, however, generally are not eligible for those reduced rates. The more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock. In addition, the relative attractiveness of real estate in general may be adversely affected by the favorable tax treatment given to non-REIT corporate dividends, which could affect the value of our real estate assets negatively.

We may be unable to pay sufficient distributions to our stockholders to satisfy the REIT distribution requirements, and such requirements could adversely affect our liquidity and our ability to execute our business plan.

We generally must distribute at least 90% of our REIT taxable income annually, excluding any net capital gain, in order for corporate income tax not to apply to earnings that we distribute. To qualify for the tax benefits accorded to REITs, we intend to make distributions to our stockholders in amounts such that we distribute an amount at least equal to all or substantially all of our REIT taxable income each year, subject to certain adjustments. However, differences in timing between the recognition of taxable income and the actual receipt of cash could cause us to fail to meet, or could require us to sell assets, borrow funds on a short-term or long-term basis or take other disadvantageous actions to meet, the 90% distribution requirement of the Code. Certain of our assets may generate substantial mismatches between taxable income and available cash. As a result, the requirement to distribute a substantial portion of our REIT taxable income could cause us to, without limitation: (i) sell assets in adverse market conditions; (ii) borrow on unfavorable terms; (iii) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt; or (iv) make taxable distributions of our capital stock or debt securities in order to comply with REIT requirements. Further, amounts distributed will not be available to fund investment activities. If we fail to obtain debt or equity capital in the future, it could limit our ability to satisfy our liquidity needs, which could adversely affect the value of our common stock.

The stock ownership limit imposed by the Code on REITs and our certificate of incorporation may inhibit market activity in our stock and restrict our business combination opportunities.

In order for us to maintain our qualification as a REIT under the Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year after our first taxable year. Our certificate of incorporation, with certain exceptions, authorizes our board of directors to take the actions that are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, no person may own more than 9.8% of the aggregate value of our outstanding capital stock. Our board of directors may grant an exemption in its sole discretion, subject to such conditions, representations and undertakings as it may determine in its sole discretion. These ownership limits could delay or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.

Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. Moreover, if a REIT distributes less than the sum of 85% of its ordinary income, 95% of its capital gain net income and any undistributed shortfall from prior year (“Required Distribution”) to its stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then it is required to pay an excise tax on 4% of any shortfall between the Required Distribution and the amount that was actually distributed. If we are subject to any of these taxes, they would decrease cash available for our operations and distribution to our stockholders. In addition, our TRS will become subject to corporate level income tax at regular rates.

Complying with REIT requirements may negatively impact our investment returns or cause us to forgo otherwise attractive opportunities, liquidate assets or contribute assets to the TRS.

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

An investor that is a tax-exempt organization for U.S. federal income tax purposes and therefore generally exempt from U.S. federal income taxation may nevertheless be subject to tax on its “unrelated business taxable income.” Neither ordinary nor capital gain distributions with respect to our stock nor gain from the sale of stock should generally constitute unrelated business taxable income to a tax-exempt investor. However, there are certain exceptions to this rule. In particular:

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

The tax on prohibited transactions will limit our ability to engage in certain transactions which could be treated as prohibited transactions for U.S. federal income tax purposes.

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

We generally intend to conduct our operations so that no significant asset that we own (or are treated as owning) will be treated as, or as having been, held for sale to customers, and that a sale of any such asset will not be treated as having been in the ordinary course of our business. As a result, we may choose not to engage in certain sales at the REIT level due to the risk of prohibited transaction treatment, even though the sales might otherwise be beneficial to us. In addition, whether property is held “primarily for sale to customers in the ordinary course of a trade or business” depends on the particular facts and circumstances. No assurance can be given that any property that we sell will not be treated as property held for sale to customers, or that we can comply with certain safe-harbor provisions of the Code that would prevent such treatment as a prohibited transaction. The

100% prohibited transaction tax does not apply to gains from the sale of property that is held through a TRS or other taxable corporation, although such income will be subject to tax in the hands of the corporation at regular corporate rates.

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

We cannot assure you that we will be able to successfully operate our business, execute our investment strategy or generate sufficient liquidity to make or sustain distributions to our stockholders. Our ability to make distributions to our stockholders depends, in part, on the liquidity we generate on a recurring basis as well as the liquidity generated from episodic asset sales. The liquidity we generate on a recurring basis, which is generally equal to our cash flows from operating activities, less capital expenditures and principal payments on our debt, has consistently been less than the amount of distributions to our stockholders in prior quarters. We have funded the shortfall using cash on hand. A portion of that amount is held in operating accounts used to fund expenses at our managed properties and, therefore, may not be available for distribution to stockholders. For further information about factors that could affect our liquidity, see Part I, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” and Item 7A3, “Quantitative and Qualitative Disclosures About Market Risk.”

In the case of any future dividend, we may, but are not obligated to, fund the shortfall described above using cash generated from asset sales, but there can be no assurance that we will have such sources of cash or other potential sources of cash from non-operating activities. See “Real estate investments are relatively illiquid,” and “The tax on prohibited transactions will limit our ability to engage in certain transactions which would be treated as prohibited transactions for U.S. federal income tax purposes.” Moreover, we may decide to use cash generated from asset sales for other corporate purposes, such as new investments or capital expenditures. A failure to deploy the proceeds of asset sales into investments with an adequate cash yield could exacerbate the shortfall while increasing our reliance on liquidity generated other than through operations to fund distributions, which could further impair our ability to make distributions at the current level or even at a lower level. The reduction in the amount of any future dividend could be material.

Furthermore, while we are required to make distributions in order to maintain our REIT status (see “We may be unable to generate sufficient revenue from operations to pay our operating expenses and to pay distributions to our stockholders.”), we may elect not to maintain our REIT status, in which case we would no longer be required to make such distributions. Moreover, even if we do elect to maintain our REIT status, we may elect to comply with the applicable requirements by, after completing various procedural steps, distributing, under certain circumstances, a portion of the required amount in the form of shares of our common stock in lieu of cash. If we elect not to maintain our REIT status or to satisfy any required distributions in shares of common stock in lieu of cash, such action could negatively affect our business and financial condition as well as the price of our common stock. No assurance can be given that we will pay any dividends on shares of our common stock in the future.

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

Your percentage ownership in our Company may be diluted in the future because of equity awards that we expect will be granted to our directors, officers and employees, as well as other equity instruments such as debt and equity financing. Our board of directors has approved an Amended and Restated Nonqualified Stock Option and Incentive Award Plan (the “Plan”) providing for the grant of equity-based awards, including restricted stock, stock options, stock appreciation rights, performance awards and other equity-based and non-equity based awards, in each case to our directors, officers, employees, service providers, consultants and advisors. We have reserved 27,922,570 shares of our common stock for issuance under the Plan and as of December 31, 2019 had 23,098,613 shares remaining available for issuance under the Plan.

Our outstanding Redeemable Series A Preferred stock as well as any debt, equity or equity-related securities, including additional preferred stock that we may issue in the future, may negatively affect the market price of our common stock.

As of December 31, 2019, there are issued and outstanding 400,000 shares of Redeemable Series A Preferred Stock. Additionally, we may in the future incur or issue debt or issue equity or equity-related securities. Upon our liquidation, dissolution or winding up, lenders and holders of our debt and holders of our preferred stock, including holders of the outstanding shares of our Redeemable Series A Preferred Stock, would receive a distribution of our available assets before common stockholders. Any future incurrence or issuance of debt would increase our interest cost and could adversely affect our results of operations and cash flows. We are not required to offer any additional equity securities to existing common stockholders on a preemptive basis. Therefore, additional issuances of common stock, directly or through convertible or exchangeable securities (including limited partnership interests in our operating partnership), warrants or options, will dilute the holdings of our existing common stockholders and such issuances, or the perception of such issuances, may reduce the market price of our common stock. Our outstanding Redeemable Series A Preferred Stock provides that, subject to certain exceptions, no dividend or other distribution may be declared, made or paid or set apart for payment upon a class of capital stock ranking junior to or on parity with the Redeemable Series A Preferred Stock. Additionally, any preferred stock issued by us in the future would likely have a preference on distribution payments, periodically or upon liquidation, which could eliminate or otherwise limit our ability to make distributions to common stockholders. Because our decision to incur or issue debt or issue equity or equity-related securities, including additional preferred stock, in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. Thus, common stockholders bear the risk that our future incurrence or issuance of debt or issuance of equity or equity-related securities, including additional preferred stock, will adversely affect the market price of our common stock.

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

In addition, we have loans, derivative contracts, and other financial instruments with terms that are benchmarked to LIBOR, which is expected to be discontinued at the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021 or whether LIBOR will be replaced by alternative reference rates. Certain of our newer loans and financial instruments have alternative LIBOR provisions which give our lenders substantial flexibility in setting alternative rates if and when LIBOR is discontinued. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates and their impact on the market for or value of any LIBOR-linked securities, loans, derivatives and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.

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

ITEM 4. MINE SAFETY DISCLOSURES
None.

EXECUTIVE OFFICERS OF THE REGISTRANT
The current executive officers of the Company, as of February 1, 2020, are listed below.

Name	Age	Current Position
Susan L. Givens	43	Chief Executive Officer
Lori B. Marino	45	Executive Vice President, General Counsel and Corporate Secretary
Bhairav Patel	41	Executive Vice President of Finance and Accounting and Interim Chief Financial Officer

Susan L. Givens was appointed Chief Executive Officer and a director of the Company in October 2014, which included serving as the Chief Executive Officer of the Company while the Company was externally managed by the Fortress from 2014 through the Internalization. Ms. Givens has nearly 20 years of private equity, capital markets, mergers and acquisitions, general management and finance experience. Prior to her current appointment, Ms. Givens was a Managing Director in the Private Equity group at Fortress Investment Group, where she served from 2001 to 2014. While at the Fortress she also served as the Chief Financial Officer and Treasurer of New Residential Investment Corp., and was responsible for various real estate, healthcare, financial services, infrastructure and leisure investments during her tenure. In addition, Ms. Givens was also responsible for overseeing equity capital markets transactions in the Fortress’ Private Equity group. Prior to joining the Fortress, she held various private equity and investment banking roles at Seaport Capital and Deutsche Bank in New York and

London. Ms. Givens is a member of the Advisory Board of Governors and the Audit & Investment Committee of NAREIT. She is also a member of The Real Estate Roundtable.

Lori B. Marino has served as the Executive Vice President, General Counsel and Secretary of the Company since April 2019. Prior to joining the Company, Ms. Marino served as Vice President, Deputy General Counsel & Secretary at ITT Inc., a publicly-traded global multi-industrial manufacturer, from 2016 to 2019 and as Vice President, Chief Corporate Counsel & Secretary from 2013 to 2016. Prior to that, she held various positions from 2007 through 2012 at Medco Health Solutions, Inc., most recently as Vice President, Assistant General Counsel and Assistant Secretary. She began her career as a corporate associate at the law firm of Cravath, Swaine & Moore LLP in New York.

Bhairav Patel has served as the Executive Vice President of Finance and Accounting since January 2019 and as the interim Chief Financial Officer since October 2019. Mr. Patel previously served as a Managing Director at Fortress from 2014 to 2018. Mr. Patel joined Fortress in 2007 and has served in various capacities within the corporate accounting and finance divisions, including as head of Fortress’ financial planning and analysis group. Prior to joining Fortress, Mr. Patel served as an accounting manager at GSC Group, a credit-based alternative investment manager. Mr. Patel is also a Certified Public Accountant.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We have one class of common stock which trades on the NYSE under the trading symbol “SNR”. On February 21, 2020, the closing sale price for our common stock, as reported on the NYSE, was $8.29 and there were approximately 26 stockholders of record. This figure does not reflect the beneficial ownership of shares held in nominee name.

PERFORMANCE GRAPH

The following graph compares the cumulative total return for our shares (stock price change plus reinvested dividends) with the comparable return of three indices: S&P 500 Index, MSCI US REIT Index and FTSE NAREIT Equity Index. The graph assumes an investment of $100 in our shares and in each of the indices on November 7, 2014, and that all dividends were reinvested. The past performance of our shares is not an indication of future performance.

200
150
100
50
0
Index Value
11/07/14
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
New Senior Investment Group Inc.
S&P 500 Index
MSCI U.S. REIT Index
FTSE NAREIT Equity Index

	Period Ending
Index	11/07/14	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
New Senior Investment Group Inc.	100.00	86.42	54.93	60.17	52.03	31.72	64.02
S&P 500 Index	100.00	101.64	103.05	115.38	140.56	134.40	176.72
MSCI US REIT Index	100.00	104.12	106.74	115.92	121.80	116.23	146.26
FTSE NAREIT Equity Index	100.00	104.86	97.26	103.49	104.39	112.31	136.12

Equity Compensation Plans Not Approved by Security Holders

None.

ITEM 6. SELECTED FINANCIAL DATA

The financial data as of and for the years ended December 31, 2019, 2018 and 2017 has been derived from our audited financial statements for those dates included elsewhere in this Annual Report on Form 10-K. The financial data for the years ended December 31, 2016 and 2015 has been derived from our audited financial statements that are not included in this Annual Report on Form 10-K. The selected financial data provided below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and related notes.

Operating results for the periods presented are not necessarily indicative of the results that may be expected for any future period. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

We have reclassified income and expenses attributable to properties classified as discontinued operations at December 31, 2019 to “Loss from discontinued operations” for all the period presented. See Note 5 – Discontinued Operations to our consolidated financial statements for more information.

Operating Data

	Years Ended December 31,
(dollars in thousands, except share data)	2019	2018	2017	2016	2015
Total revenues	$345,903	$323,024	$324,465	$345,446	$267,877
Total expenses	375,111	509,792	376,229	424,897	349,239
Income (Loss) before income taxes	8,978	(146,678)	19,999	(66,095)	(81,362)
Income tax expense (benefit)	210	4,950	2,378	(861)	(3,655)
Income (Loss) from continuing operations	8,768	(151,628)	17,621	(65,234)	(77,707)
Loss from discontinued operations	(6,754)	(7,727)	(5,413)	(7,015)	(4,718)
Net income (loss)	2,014	(159,355)	12,208	(72,249)	(82,425)
Deemed dividend on redeemable preferred stock	(2,407)	—	—	—	—
Net income (loss) attributable to common stockholders	$(393)	$(159,355)	$12,208	$(72,249)	$(82,425)

Basic earnings per common share (A):
Income (Loss) from continuing operations attributable to common stockholders	$0.08	$(1.85)	$0.21	$(0.79)	$(1.01)
Discontinued operations	(0.08)	(0.09)	(0.06)	(0.09)	(0.07)
Net income (loss) attributable to common stockholders	$—	$(1.94)	$0.15	$(0.88)	$(1.08)

Diluted earnings per common share:
Income (Loss) from continuing operations attributable to common stockholders	$0.08	$(1.85)	$0.21	$(0.79)	$(1.01)
Discontinued operations	$(0.08)	$(0.09)	$(0.06)	$(0.09)	$(0.07)
Net income (loss) attributable to common stockholders	$—	$(1.94)	$0.15	$(0.88)	$(1.08)

Basic	82,208,173	82,148,869	82,145,295	82,357,349	76,601,161
Diluted	82,208,173	82,148,869	82,741,322	82,357,349	76,601,161

Dividends declared per share of common stock	$0.52	$0.78	$1.04	$1.04	$0.75
(A) Basic earnings per share (“EPS”) is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding. The outstanding shares used to calculate the weighted average basic shares excludes 754,594 restricted stock awards, net of forfeitures, as of December 31, 2019, as those shares were issued but were not vested and therefore, not considered outstanding for purposes of computing basic income (loss) per share. Diluted EPS is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding plus the additional dilutive effect, if any, of common stock equivalents during each period.
(B) Dilutive share equivalents and options were excluded for the years ended December 31, 2018, 2016 and 2015 as their inclusion would have been anti-dilutive given our loss position.

Cash Flow Data

	Years Ended December 31,
(dollars in thousands)	2019	2018	2017	2016	2015
Net cash provided by (used in):
Operating activities	$75,411	$121,077	$60,445	$102,345	$76,966
Investing activities	(15,009)	(19,162)	319,895	2,144	(1,274,109)
Financing activities	(89,229)	(166,744)	(320,372)	(146,479)	1,098,280

Balance Sheet Data

The following table presents data on a consolidated basis including assets and liabilities relating to properties classified as discontinued operations:

	December 31,
(dollars in thousands)	2019	2018	2017	2016	2015
Total assets	$2,194,709	$2,286,258	$2,508,027	$2,821,728	$3,017,459
Total debt, net	1,845,727	1,884,882	1,907,928	2,130,387	2,151,317
Total liabilities	1,917,808	1,963,806	2,002,142	2,242,833	2,250,134
Redeemable preferred stock	40,506	40,000	—	—	—
Total equity	236,395	282,452	505,885	578,895	767,325

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

OVERVIEW

Our Business

As of December 31, 2019, we were a REIT with a portfolio of 131 senior housing properties located across the United States. We believe that we are the only REIT focused solely on senior housing and we are one of the largest owners of senior housing properties. We are listed on the NYSE under the symbol “SNR” and are headquartered in New York, New York. Subsequent to year end, we completed the AL/MC Portfolio Disposition and our portfolio is now consisted of 103 properties.

We conduct our business through two reportable segments, Managed IL Properties, and Other Properties. See our consolidated financial statements and the related notes included in Part II, Item 8.

Recent Developments

On February 10, 2020, we completed the sale of all 28 AL/MC senior living facilities to affiliates of ReNew REIT for a gross sale price of $385 million.

In conjunction with the AL/MC Portfolio Disposition, we repaid existing loan agreements and entered into a new financing for $270 million which is secured by 14 managed IL properties. We also entered into an amended and restated $125 million Revolver secured by nine managed IL assets. The maturity of the Revolver has been extended to February 2024, compared to the previous maturity date in December 2021. The Revolver borrowing capacity may be increased from $125 million to $500 million, subject to customary terms and conditions.

As a result of these refinancing initiatives, the Company’s weighted average debt maturity increases from four years to over six years. The Company has no significant near-term debt maturities until 2025.

MARKET CONSIDERATIONS

Senior housing is a $300 billion market, and ownership of senior housing assets is highly fragmented. Given these industry fundamentals and compelling demographics that we expect will drive increased demand for senior housing, we believe the senior housing industry could present attractive investment opportunities. However, increased competition from other buyers of senior housing assets, as well as liquidity constraints and other factors, could impair our ability to source attractive investment opportunities within the senior housing industry and thus to seek investments in the broader healthcare industry. There can be no assurance that any investments we may make will be successful, and investments in asset classes other than senior housing could involve additional risks and uncertainties.

According to data from the National Investment Center for Seniors Housing and Care (“NIC”), occupancy in the fourth quarter increased 10 basis points year over year. New Senior’s occupancy results underperformed the industry in the fourth quarter of 2019, with adjusted same store managed occupancy down 80 basis points year over year.

Industry occupancy for IL facilities was down 10 basis points year over year, while industry occupancy for AL facilities was up 30 basis points year over year. Industry occupancy is expected to remain flat over the next four quarters.

Industry-wide, new supply remains elevated compared to pre-2015 levels but continues to decrease. Units under construction represent 6.2% of inventory, but the ratio has decreased 110 basis points from a peak in the third quarter of 2016. The ratio of AL construction to inventory (6.2%) is slightly higher than that for IL (6.1%).

Pressures from new competition remain significant for AL facilities in particular. Industry-wide, for AL facilities, occupancy remains near its lowest level since 2006 and labor cost growth is near its highest level since 2007. However, industry rate growth has held steady throughout 2019, increasing 2.7% year over year, with IL (up 2.9%) outperforming AL (up 2.5%). These were some of the factors that we considered when we determined to sell our AL/MC Portfolio.

The value of our existing portfolio could be impacted by new construction, as well as increased availability and popularity of home health care or other alternatives to senior housing, by hampering occupancy and rate growth, along with increasing operating expenses.

RESULTS OF OPERATIONS

Segment Overview

We evaluate our business operations and allocate resources based on two reportable operating segments, Managed IL Properties and Other Properties. Under our Managed IL Properties segment, we own 102 properties, which are managed by property managers under property management agreements. Under our Other Properties segment, we own and lease a CCRC under a triple net master lease agreement. The Other Properties segment includes operations of certain managed AL/MC properties and triple net lease properties we no longer own or have transitioned to the Managed IL Properties segment as a result of the Lease Termination. All properties included in the Other Properties segment were included in either the Managed AL/MC Properties or the Triple Net Lease Properties segments prior to the fourth quarter of 2019, when we disclosed three reportable segments. During the fourth quarter of 2019, we entered into the Sale Agreement, which represented the disposition of our entire Managed AL/MC Properties segment. The properties qualified for held for sale accounting effective as of the date of the Sale Agreement. As the sale represents a strategic shift that will have a major effect on our operations and financial results, the operations of the 28 AL/MC properties are classified as discontinued operations in the financial statements included in this Annual Report on Form 10-K. As a result, the Managed AL/MC Properties and Triple Net Lease Properties segments no longer meet the quantitative thresholds to qualify as reportable operating segments and have been combined in the Other Properties segment. The presentation is consistent with how the Company's chief operating decision maker currently allocates resources and evaluates the performance of our business.

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

Our Managed IL Properties segment is comprised of independent living senior housing properties that are operated by property managers to which we pay a management fee. Our Other Properties segment is comprised of senior housing properties leased on a long-term basis, and our tenant is typically responsible for bearing property-related expenses including maintenance, utilities, taxes, insurance, repairs, capital improvements and the payroll expense of property-level employees. Depreciation and amortization, interest expense, acquisition, transaction and integration expense, termination fee, management fees and incentive compensation to affiliate, general and administrative expense, loss on extinguishment of debt, impairment of real estate, other expense (income), gain (loss) on sale of real estate, gain on lease termination, litigation proceeds, net, and income tax expense (benefit) are not allocated to individual segments for purposes of assessing segment performance. Because of such differences in our exposure to property operating results, each segment requires a different type of management focus. As such, these segments are managed separately. In deciding how to allocate resources and assess performance, our chief operating decision maker regularly evaluates the performance of our reportable segments on the basis of NOI.

Effective May 14, 2018, we terminated our triple net leases with respect to the properties in the Holiday Portfolio and concurrently entered into property management agreements with Holiday with respect to such properties. The NOI for such properties following the Lease Termination has been included in the Managed IL Properties segment. This resulted in a significant increase in the segment NOI of the Managed IL Properties with a corresponding decrease in the segment NOI of the Other Properties during the years ended December 31, 2019 and 2018.

Same Store

Same store information is intended to enable management to evaluate the performance of a consistent portfolio of real estate in a manner that eliminates variances attributable to changes in the composition of our portfolio over time, due to sales and various other factors. Properties acquired, sold, transitioned to other operators or between segments, or classified as held for sale or discontinued operations during the comparable periods are excluded from the same store amounts. Accordingly, same store segment results exclude the performance of the Holiday Portfolio, which was transitioned from the Other Properties segment to the Managed IL Properties segment as a result of the Lease Termination in May 2018.

Year ended December 31, 2019 compared to the year ended December 31, 2018

The following table provides a reconciliation of our segment NOI to net income (loss), and compares the results of operations for the respective periods:

	Years Ended December 31,		Increase (Decrease)
(dollars in thousands)	2019	2018	Amount	%
Segment NOI for Managed IL Properties	$135,767	$110,713	$25,054	22.6%
Segment NOI for Other Properties	5,779	39,824	(34,045)	(85.5)%
Total segment NOI	141,546	150,537	(8,991)	(6.0)%
Expenses
Interest expense	76,364	85,643	(9,279)	(10.8)%
Depreciation and amortization	68,806	80,129	(11,323)	(14.1)%
General and administrative expense	21,672	13,382	8,290	61.9%
Acquisition, transaction and integration expense	1,501	15,905	(14,404)	(90.6)%
Termination fee to affiliate	—	50,000	(50,000)	NM
Management fees to affiliate	—	14,814	(14,814)	NM
Loss on extinguishment of debt	335	64,746	(64,411)	(99.5)%
Impairment of real estate held for sale	—	8,725	(8,725)	NM
Other expense	2,076	3,961	(1,885)	(47.6)%
Total expenses	170,754	337,305	(166,551)	(49.4)%
Loss on sale of real estate	(122)	—	(122)	NM
Gain on lease termination	—	40,090	(40,090)	NM
Litigation proceeds, net	38,308	—	38,308	NM
Income (Loss) before income taxes	8,978	(146,678)	155,656	NM
Income tax expense	210	4,950	(4,740)	(95.8)%
Income (Loss) from continuing operations	8,768	(151,628)	160,396	(105.8)%
Loss from discontinued operations	(6,754)	(7,727)	973	(12.6)%
Net income (loss)	2,014	(159,355)	161,369	(101.3)%
Deemed dividend on redeemable preferred stock	(2,407)	—	(2,407)	NM
Net income (loss) attributable to common stockholders	$(393)	$(159,355)	$158,962	NM
_______________
NM – Not meaningful

Managed IL Properties

The following table presents same store and total portfolio results as of and for the years ended December 31, 2019 and 2018:

	Same Store Portfolio				Total Portfolio
(dollars in thousands, except per bed data)	2019	2018	Change	%	2019	2018	Change	%
Resident fees and services	$172,263	$172,457	$(194)	(0.1)%	$336,367	$273,684	$62,683	22.9%
Less: Property operating expense	102,565	102,211	354	0.3%	200,600	162,971	37,629	23.1%
NOI	$69,698	$70,246	$(548)	(0.8)%	$135,767	$110,713	$25,054	22.6%

Total properties as of year end	51	51			102	102
Average available beds	6,127	6,127			11,975	9,538
Average occupancy (%)	85.9	87.5			87.1	87.8
Average monthly revenue per occupied bed (A)	$2,728	$2,663			$2,688	$2,710
(A) In accordance with ASC 842 effective January 1, 2019, collectability of receivables is assessed and incorporated in lease revenue. In order to facilitate a comparison between periods, the average monthly revenue per occupied bed for the period ended December 31, 2018 incorporates a similar adjustment of $1.1 million and $1.5 million for the same store portfolio and the total portfolio, respectively.

Resident fees and services

Total resident fees and services increased $62.7 million, primarily due to fees from the Holiday Portfolio, which are included in the Managed IL Properties segment following the Lease Termination.

Same store resident fees and services decreased $0.2 million primarily due to a decrease in average occupancy. This decrease was partially offset by an increase in average rates.

Property operating expense

Total property operating expense increased $37.6 million due to the property operating expense related to the Holiday Portfolio, which is included in the Managed IL Properties segment following the Lease Termination.

Same store property operating expense increased $0.4 million primarily due to higher labor costs.

Segment NOI

Total segment NOI and same store segment NOI increased $25.1 million and decreased $0.5 million, respectively, from the prior year. See above for the variance explanations.

Other Properties

The following table presents same store and total portfolio results as of and for the years ended December 31, 2019 and 2018, including two AL/MC properties sold in 2019 but excluding properties whose operations were classified as discontinued operations:

	Same Store Portfolio				Total Portfolio
(dollars in thousands, except per bed data)	2019	2018	Change	%	2019	2018	Change	%
Resident fees and services	$—	$—	$—	—%	$3,206	$9,933	$(6,727)	(67.7)%
Rental revenue	6,330	6,327	3	—%	6,330	39,407	(33,077)	(83.9)%
Less: Property operating expense	—	—	—	—%	3,757	9,516	(5,759)	(60.5)%
NOI	$6,330	$6,327	$3	—%	$5,779	$39,824	$(34,045)	(85.5)%

Total properties as of year end	1	1			1	3
Average available beds	463	463			570	2,691

Resident fees and services

Resident fees and services represent residents’ monthly rental and care fees from our managed AL/MC properties. Total resident fees and services decreased $6.7 million due to the sale of two AL/MC assets in the second quarter of 2019.

Rental Revenue

Rental revenue relates to rents from our triple net lease properties. Total rental revenue decreased $33.1 million due to the Lease Termination effective May 14, 2018. As a percentage of rental revenue, segment NOI was 100% of revenue for each fiscal year as the lessee operates the property and bears the related costs, including maintenance, utilities, taxes, insurance, repairs, capital improvements and the payroll expense of property-level employees.

Same store rental revenue remained relatively unchanged for the comparative periods.

Property operating expense

Property operating expense relates to costs incurred at our AL/MC properties. Total property operating expense decreased $5.8 million due to the sale of two AL/MC assets in the second quarter of 2019.

Segment NOI

Total segment NOI decreased $34.0 million from the prior year. See above for the variance explanations.

Same store segment NOI remained relatively unchanged for the comparative periods.

Expenses

Interest expense
Interest expense decreased $9.3 million primarily due to lower effective interest rates as a result of debt refinancings in conjunction with the Lease Termination in May 2018 and the Term Loan in October 2018, partially offset by an increase in the average LIBOR rates for the comparative periods.

Depreciation and amortization

Depreciation and amortization expense decreased $11.3 million primarily due to certain intangible assets becoming fully amortized and certain furniture, fixtures and equipment becoming fully depreciated during the year ended December 31, 2018.

General and administrative expense

General and administrative expense increased $8.3 million primarily due to additional compensation expense, including the amortization of equity-based compensation, as a result of the Internalization effective December 31, 2018.

Acquisition, transaction and integration expense

Acquisition, transaction and integration expense decreased $14.4 million primarily due to costs associated with the strategic review during the year ended December 31, 2018.

Termination fee to affiliate

In connection with the termination of the Management Agreement effective December 31, 2018, we incurred a termination fee of $50.0 million due to the Former Manager during the year ended December 31, 2018.

Management fees to affiliate

Management fees to affiliate decreased $14.8 million primarily due to the termination of the Management Agreement with the Former Manager as a result of the Internalization effective December 31, 2018.

Loss on extinguishment of debt

Loss on extinguishment of debt decreased $64.4 million primarily due to $58.5 million of prepayment penalties and write off of unamortized deferred financing costs related to the debt paid off in conjunction with the Lease Termination and $6.2 million for the write off of unamortized deferred financing costs in conjunction with the refinancing of the Term Loan in October 2018.

Impairment of real estate held for sale

During 2018, we recognized an impairment of $8.7 million related to two properties, which were classified as held for sale as of December 31, 2018. No impairment was recorded in 2019.

Other expense

Other expense decreased $1.9 million primarily due to a reduction in the value of our interest rate caps during the year ended December 31, 2019.

Loss on sale of real estate

During the year ended December 31, 2019, we sold two properties and recognized a loss on sale of $0.1 million. There were no asset sales in 2018.

Gain on lease termination

During the year ended December 31, 2018, we recognized a gain of $40.1 million as a result of the Lease Termination in May 2018. There were no lease terminations in 2019.

Litigation proceeds, net

On July 31, 2019, the derivative lawsuit, captioned Cumming v. Edens, et al., C.A. No. 13007-VCS was settled and approved by the relevant court. During the year ended December 31, 2019, we recorded $38.3 million in litigation proceeds net of a court-approved fee and an expense award to the plaintiff’s counsel and certain unreimbursed legal fees of the Company.

Income tax expense

We are organized and conduct our operations to qualify as a REIT under the requirements of the Code. However, certain of our activities are conducted through our TRS and therefore are subject to federal and state income taxes. Income tax expense decreased $4.7 million primarily due to a valuation allowance recorded against our net deferred tax assets during the year ended December 31, 2018 as management believes that it is more likely than not that our net deferred tax assets will not be realized.

Loss from discontinued operations

For the years ended December 31, 2019 and 2018, loss from discontinued operations reflects the operations of the 28 AL/MC properties that were sold in February 2020. Loss from discontinued operations decreased $1.0 million primarily due to a valuation allowance recorded against our net deferred tax assets during the year ended December 31, 2018 as management believes that it is more likely than not that our net deferred tax assets will not be realized. Refer to Note 5 – Discontinued Operations in our consolidated financial statements for additional details.

Year ended December 31, 2018 compared to the year ended December 31, 2017

The following table provides a reconciliation of our segment NOI to net income (loss), and compares the results of operations for the respective periods:

	Years Ended December 31,		Increase (Decrease)
(dollars in thousands)	2018	2017	Amount	%
Segment NOI for Managed IL Properties	$110,713	$70,195	$40,518	57.7%
Segment NOI for Other Properties	39,824	118,608	(78,784)	(66.4)%
Total Segment NOI	150,537	188,803	(38,266)	(20.3)%
Expenses
Interest expense	85,643	79,628	6,015	7.6%
Depreciation and amortization	80,129	120,779	(40,650)	(33.7)%
General and administrative expense	13,382	15,300	(1,918)	(12.5)%
Acquisition, transaction and integration expense	15,905	2,304	13,601	NM
Termination fee to affiliate	50,000	—	50,000	NM
Management fees and incentive compensation to affiliate	14,814	18,225	(3,411)	(18.7)%
Loss on extinguishment of debt	64,746	3,607	61,139	NM
Impairment on real estate held for sale	8,725	—	8,725	NM
Other expense	3,961	724	3,237	447.1%
Total expenses	337,305	240,567	96,738	40.2%
Gain on sale of real estate	—	71,763	(71,763)	NM
Gain on lease termination	40,090	—	40,090	NM
Income (Loss) before income taxes	(146,678)	19,999	(166,677)	NM
Income tax expense	4,950	2,378	2,572	108.2%
Income (Loss) from continuing operation	(151,628)	17,621	(169,249)	NM
Loss from discontinued operations	(7,727)	(5,413)	(2,314)	42.7%
Net income (loss)	$(159,355)	$12,208	$(171,563)	NM
_______________
NM – Not meaningful

Managed IL Properties

The following table presents same store and total portfolio results as of and for the years ended December 31, 2018 and 2017, including two IL properties sold in 2017:

	Same Store Portfolio				Total Portfolio
(dollars in thousands, except per bed data)	2018	2017	Change	%	2018	2017	Change	%
Resident fees and services	$169,924	$167,197	$2,727	1.6%	$273,684	$172,952	$100,732	58.2%
Less: Property operating expense	100,214	98,881	1,333	1.3%	162,971	102,757	60,214	58.6%
NOI	$69,710	$68,316	$1,394	2.0%	$110,713	$70,195	$40,518	57.7%

Total properties as of year end	50	50			102	51
Average available beds	6,005	6,000			9,538	6,246
Average occupancy (%)	87.7	88.2			87.8	88.1
Average monthly revenue per occupied bed (A)	$2,673	$2,619			$2,710	$2,605
(A) In accordance with ASC 842 effective January 1, 2019, collectability of receivables is assessed and incorporated in lease revenue. In order to facilitate a comparison between periods, the average monthly revenue per occupied bed for the years ended December 31, 2018 and December 31, 2017 incorporated a similar adjustment of $1.1 million and $1.0 million, respectively, for the same store portfolio, and $1.5 million and $1.0 million, respectively, for the total portfolio.

Resident fees and services

Total resident fees and services increased $100.7 million primarily due to fees from the Holiday Portfolio, which are included in the Managed IL Properties segment following the Lease Termination in May 2018.

Same store resident fees and services increased $2.7 million primarily due an increase in average rental rates.

Property operating expense

Total property operating expense increased $60.2 million primarily due to the property operating expense related to the Holiday Portfolio, which is included in the Managed IL Properties segment following the Lease Termination in May 2018.

Same store property operating expense increased $1.3 million primarily due to higher labor costs in the year ended December 31, 2018.

Segment NOI

Total segment NOI and same store segment NOI increased $40.5 million and $1.4 million, respectively. See above for the variance explanations.

Other Properties

The following table presents total portfolio results as of and for the years ended December 31, 2018 and 2017, including 11 managed AL/MC properties and six triple net lease properties sold in 2017 but excluding properties whose operations were classified as discontinued operations:

	Total Portfolio
(dollars in thousands, except per bed data)	2018	2017	Change	%
Resident fees and services	$9,933	$39,122	$(29,189)	(74.6)%
Rental revenue	39,407	112,391	(72,984)	(64.9)%
Less: Property operating expense	9,516	32,905	(23,389)	(71.1)%
NOI	$39,824	$118,608	$(78,784)	(66.4)%

Total properties as of year end	3	54
Average available beds	2,691	8,896

Resident fees and services

Resident fees and services represent residents’ monthly rental and care fees from our AL/MC properties. Total resident fees and services decreased $29.2 million in 2018 compared to 2017 primarily due to the revenue of 11 properties sold in 2017.

Resident fees and services for the remaining two AL/MC properties remained relatively unchanged for the comparative periods.

Rental revenue

Rental revenue relates to rents from our triple net lease properties. Total rental revenue decreased $73.0 million in 2018 compared to 2017 primarily due to the Holiday Portfolio Lease Termination effective May 14, 2018 and the sale of six triple net lease properties in the fourth quarter of 2017.

Rental revenue for the remaining property remained relatively unchanged for the comparative periods.

Property operating expense

Property operating expense relates to costs incurred at our AL/MC properties. Total property operating expense decreased $23.4 million in 2018 compared to 2017 primarily due to operating expense of 11 properties sold in the fourth quarter of 2017.

Property operating expense for the remaining two AL/MC properties remained relatively unchanged for the comparative periods.

Segment NOI

Total segment NOI decreased $78.8 million in 2018 compared to 2017. See above for the variance explanations.

Expenses

Interest expense

Interest expense increased $6.0 million primarily due to higher effective interest rates on the Term Loan with an aggregate principal amount of $720.0 million, which was used to repay $663.8 million of secured loans in conjunction with the Lease Termination, offset by repayment of debt in conjunction with the sale of 19 assets in 2017.

Depreciation and amortization

Depreciation and amortization expense decreased $40.7 million primarily due to certain intangible assets becoming fully amortized.

General and administrative expense

General and administrative expense decreased $1.9 million primarily due to lower reimbursement to the Former Manager and a decrease in professional fees and franchise taxes during the year ended December 31, 2018.

Acquisition, transaction and integration expense

Acquisition, transaction and integration expense increased $13.6 million primarily due to costs associated with our review of strategic alternatives to maximize stockholder value during the year ended December 31, 2018.

Termination fee to affiliate

In connection with the termination of the Management Agreement effective December 31, 2018, we incurred a termination fee of $50.0 million due to the Former Manager during the year ended December 31, 2018.

Management fees and incentive compensation to affiliate

Management fees and incentive compensation to affiliate expense decreased $3.4 million, primarily due to incentive compensation of $2.9 million earned by the Former Manager from the sale of two properties in June 2017.

Loss on extinguishment of debt

Loss on extinguishment of debt increased $61.1 million primarily due to $58.5 million of prepayment penalties and write off of unamortized deferred financing fees related to debt paid off in conjunction with the Lease Termination and $6.2 million for the write off of unamortized deferred financing costs in conjunction with the refinancing of the Term Loan in October 2018. This increase was offset by loss recognized for debt repaid associated with property sales in 2017.

Impairment of real estate held for sale

During 2018, we recognized an impairment of $8.7 million related to two properties, which are classified as held for sale as of December 31, 2018. No impairment was recorded in 2017.

Other expense

Other expense increased $3.2 million primarily due to a fair value loss on our interest rate caps.

Gain on sale of real estate

Gain on sale of real estate decreased $71.8 million primarily due to a gain recognized for the sale of 19 properties in 2017. No properties were sold in 2018.

Gain on lease termination

Gain on lease termination increased $40.1 million from the prior year, primarily due to the Lease Termination in 2018. No gain on lease termination was recognized during 2017.

Income tax expense

We are organized and conduct our operations to qualify as a REIT under the requirements of the Code. However, certain of our activities are conducted through our TRS and therefore are subject to federal and state income taxes. Income tax expense increased $2.6 million from the prior year, primarily due to the following:

During 2018, we recorded a valuation allowance of $4.7 million against our net deferred tax assets as management believes that it is more likely than not that our net deferred tax assets will not be realized.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act includes a number of significant changes to existing U.S. corporate income tax laws, most notably a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent, effective January 1, 2018. Accordingly, our deferred tax assets were remeasured, resulting in a non-recurring $3.6 million increase in income tax expense for the year ended December 31, 2017 and a corresponding decrease of the same amount in our deferred tax assets as of December 31, 2017.

Loss from discontinued operations

For the years ended December 31, 2018 and 2017, loss from discontinued operations reflects the operations of the 28 AL/MC properties that were sold in February 2020. Loss from discontinued operations increased $2.3 million primarily due to a decrease in average occupancy which was partially offset by an increase in average rental rates. Refer to Note 5 – Discontinued Operations in our consolidated financial statements for additional details.
LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity needs are to (i) fund operating expenses, (ii) meet debt service requirements, (iii) fund recurring capital expenditures and investment activities, if applicable, and (iv) make distributions to stockholders. As of December 31, 2019, we had approximately $39.6 million in liquidity, consisting of unrestricted cash and cash equivalents. A portion of this amount is held in operating accounts used to fund expenses at our managed properties and, therefore, may not be available for distribution to stockholders.

Our principal sources of liquidity are (i) cash flows from operating activities, (ii) proceeds from financing in the form of mortgage debt, and, from time to time, (iii) proceeds from dispositions of assets and (iv) proceeds from the issuance of equity securities. Our cash flows from operating activities are primarily driven by (i) rental revenues and fees received from residents of our managed properties, and (ii) rental revenues from the tenant of our triple net lease property, less (iii) operating expenses (primarily property operating expense of our managed properties, general and administrative expenses, professional fees, insurance and taxes) and (iv) interest payments on the mortgage notes payable. Our principal uses of liquidity are the expenses included in cash flows from operating activities, plus capital expenditures, principal payments on debt, and distributions to our stockholders.

We anticipate that our cash on hand, our cash flows provided by operating activities, and cash available to be drawn down from our revolving credit facility will be sufficient to fund our business operations, recurring capital expenditures, principal payments, and the distributions we are required to make to comply with REIT requirements over the next 12 months. Our actual distributions to stockholders have historically been higher than the REIT distribution requirement.

Our cash flows from operating activities, less capital expenditures and principal payments, have been, and continue to be, less than the amount of distributions to our stockholders. We have funded the shortfall using cash on hand, including proceeds from asset sales and the Lease Termination. There can be no assurance that we will pay cash dividends in an amount consistent with prior quarters. Any difference between the amount of any future dividend and the amount of dividends in prior quarters could be material, and there can be no assurance that our board will declare any dividend at all. See Part I, Item IA. Risk Factors for more details.

In December 2018, we entered into a three-year secured revolving credit facility with KeyBank National Association (“KeyBank”) in the amount of $125.0 million bearing interest at LIBOR plus 2.5% (the “Revolver”), which is secured by eight AL/MC properties (classified as discontinued operations as of December 31, 2019) and the pledge of equity interests of certain of our wholly owned subsidiaries that directly or indirectly own such properties. Concurrently on the same day, we used the funds from the financing to prepay an aggregate of $125.4 million of secured loans. We recognized a loss on extinguishment of debt of $1.5 million, comprising of $1.2 million in prepayment penalties and $0.3 million in the write-off of unamortized deferred financing costs on the loans, which is included in “Loss from discontinued operations” in our Consolidated Statements of Operations. We incurred a total of $3.1 million in deferred financing costs, which have been capitalized and are being amortized over the life of the Revolver and the amortization is included in “Loss from discontinued operations” in our Consolidated Statements of Operations. As of December 31, 2019 and 2018, there was $50.0 million and $69.0 million, respectively, of borrowings outstanding under the Revolver collateralized by properties classified as discontinued operations, and the outstanding balance is included in “Liabilities from discontinued operations” in our Consolidated Balance Sheets. The Revolver may be increased up to a maximum aggregate amount of $300.0 million, of which (i) a portion in an amount of 10% of the Revolver may be used for the issuance of letters of credit, and (ii) a portion in an amount of 10% of the Revolver may be drawn by us in the form of swing loans. We pay a fee for unused amounts of the Revolver under certain circumstances of $0.2 million for the year ended December 31, 2019, which is included in “Loss from discontinued operations” in our Consolidated Statements of Operations. The fee for unused amounts of the Revolver was immaterial for the year ended December 31, 2018.
On February 10, 2020, in connection with the AL/MC Portfolio Disposition, we amended the Revolver. The amendment allows the Revolver to be increased to a maximum aggregate amount of $500.0 million, of which (i) a portion in an amount of 10% of the Revolver may be used for the issuance of letters of credit, and (ii) a portion in an amount of 10% of the Revolver may be drawn by us in the form of swing loans. As of February 10, 2020, the Revolver bears an interest rate of, at our option, (i) the sum of LIBOR plus 2.00% or, in the case of a swing line loan, (ii) the greater of (a) the fluctuating annual rate of interest announced from time to time by KeyBank as its “prime rate,” plus 1.00% (b) 1.50% above the effective federal funds rate and (c) the sum of LIBOR for a one-month interest period plus 2.00%, and is secured by nine of our IL properties and the pledge of the equity interests of certain of our wholly owned subsidiaries. We continue to pay a fee for unused amounts of the Revolver under certain circumstances.

On February 10, 2020, in connection with the AL/MC Portfolio Disposition, we also obtained mortgage financing comprised of 14 loans in the aggregate amount of $270.0 million from KeyBank and assigned to Federal Home Loan Mortgage Corporation (the “2020 Freddie Financing”). The 2020 Freddie Financing is secured by 14 of our IL properties, matures on February 10, 2030, and bears interest at an adjustable rate, adjusted monthly, equal to the sum of the one month LIBOR index rate plus 2.12%. The 2020 Freddie Financing includes an initial interest only period for 48 months after closing.

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

Debt Obligations

Our debt contains various customary financial and other covenants, and in certain cases include a Debt Service Coverage Ratio, Project Yield or Minimum Net Worth, Minimum Consolidated Tangible Net Worth, Adjusted Consolidated EBITDA to Fixed Charges and Liquid Assets provision, as defined in the agreements. As of December 31, 2019, we were in compliance with all of such covenants.

Capital Expenditures

For our Managed IL Properties and Other Properties segments, we anticipate that capital expenditures will be funded through operating cash flows from the Managed IL Properties. Capital expenditures, net of insurance proceeds for the Managed IL Properties and Other properties segments were $19.3 million for the year ended December 31, 2019.

With respect to our property under a triple net lease arrangement in the Other Properties segment, the terms of this arrangement require the tenant to fund all necessary capital expenditures in order to maintain and improve the applicable senior housing properties. To the extent that our tenant is unwilling or unable to fund these capital expenditure obligations under the existing lease arrangement, we may fund capital expenditures with additional borrowings or cash flow from the operations of the senior housing properties. We may also provide corresponding loans or advances to our tenant which would increase the rent payable to us. For further information regarding capital expenditures related to our triple net lease property, see “Contractual Obligations” below and Note 18 – Commitments and Contingencies to our consolidated financial statements.

Cash Flows

The following table provides a summary of our cash flows:

	Years Ended December 31,
(dollars in thousands)	2019	2018	2017
Net cash provided by (used in)
Operating activities	$75,411	$121,077	$60,445
Investing activities	(15,009)	(19,162)	319,895
Financing activities	(89,229)	(166,744)	(320,372)
Net increase (decrease) in cash, cash equivalents and restricted cash	(28,827)	(64,829)	59,968
Cash, cash equivalents and restricted cash, beginning of year	92,656	157,485	97,517
Cash, cash equivalents and restricted cash, end of year	$63,829	$92,656	$157,485

Operating activities

Net cash provided by operating activities was $75.4 million, $121.1 million and $60.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The decrease of $45.7 million in net cash provided by operating activities from 2018 to 2019 was primarily due to the receipt of $70.0 million from Holiday due to the Lease Termination in May 2018 and a one-time Termination Fee of $10.0 million paid to the Former Manager as result of the Internalization in January 2019. The decrease was partially offset by litigation proceeds of $38.3 million received in 2019.

The increase of $60.6 million in net cash provided by operating activities from 2017 to 2018 was primarily due to the receipt of $70.0 million from Holiday due to the Lease Termination in May 2018.

Investing activities

Net cash used in investing activities was $15.0 million and $19.2 million and net cash provided by investing activities was$319.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The decrease of $4.2 million in net cash used in investing activities from 2018 to 2019 was primarily due to the receipt of $13.1 million in proceeds from the sale of two AL/MC assets in 2019, partially offset by $7.0 million of higher capital expenditures in 2019, primarily on the Holiday Portfolio following the Lease Termination in May 2018 and $2.4 million of higher capital expenditures related to properties classified as discontinued operations.

The period-over period change of $339.1 million from 2017 to 2018 was primarily due to the receipt of $339.6 million in proceeds from the sale of 19 properties in 2017.

Financing activities

Net cash used in financing activities was $89.2 million, $166.7 million and $320.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The decrease of net cash used in financing activities of $77.5 million from 2018 to 2019 was primarily due to a decrease of $51.7 million in exit fees paid on the extinguishment of debt primarily associated with refinancing the Term Loan in May 2018 and a decrease of $21.3 million in dividends paid due to a decrease in the per share dividend paid from $0.78 per share for the year ended December 31, 2018 to $0.52 per share during the year ended December 31, 2019.

The decrease of net cash used in financing activities of $153.6 million from 2017 to 2018 was primarily due to net debt repayments of $187.9 million associated with the sale of 19 properties in 2017, a decrease in mortgage notes payable principal payments of $8.6 million from 2017 to 2018, and a decrease of $21.4 million in dividends paid due to a decrease in per share dividend paid from $1.04 per share for the year ended December 31, 2017 to $0.78 per share during the year ended December 31, 2018. This decrease was partially offset by an increase of $48.6 million in exit fees paid on the extinguishment of debt primarily associated with the refinancing of the Term Loan in May 2018 and $24.0 million of deferred financing costs paid in 2018.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2019, we do not have any off-balance sheet arrangements. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, special purpose or variable interest entities established to facilitate off-balance sheet arrangements. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intend to provide additional funding to any such entities.

CONTRACTUAL OBLIGATIONS

As of December 31, 2019, we had the following material contractual obligations including estimates of interest payments on our floating rate debt (dollars in thousands):

	2020	2021	2022	2023	2024	Thereafter	Total
Principal payments	$9,621	$16,918	$21,123	$19,817	$20,619	$16,560	$104,658
Balloon payments	—	—	400,704	—	—	1,098,354	1,499,058
Subtotal	9,621	16,918	421,827	19,817	20,619	1,114,914	1,603,716
Redeemable preferred stock	20,000	20,000	—	—	—	—	40,000
Interest and redeemable preferred stock dividend (A)(B)	69,138	67,197	53,838	47,735	47,024	39,216	324,148
Leases	491	481	467	466	235	310	2,450
Total obligations of continuing operations (C)	99,250	104,596	476,132	68,018	67,878	1,154,440	1,970,314
Total obligations of discontinued operations (C)	$14,845	$64,651	$202,890	$—	$—	$—	$282,386

(A) Estimated interest payments on floating rate debt are calculated using LIBOR rates in effect at December 31, 2019 and may not be indicative of actual payments. Actual payments may vary significantly due to LIBOR fluctuations. See Note 9 – Debt, net to our consolidated financial statements for further information about interest rates.
(B) Includes obligations to pay dividends of $2.4 million and $1.2 million in 2020 and 2021, respectively, on the Series A redeemable preferred stock.
(C) Total obligations include an estimate of interest payments on floating rate debt, see Note A above.

In addition to our debt, we are a party to property management agreements with property managers. See Note 16 – Concentration of Credit Risk to our consolidated financial statements for information related to our capital improvement, repair and lease commitments.

INFLATION

Our triple net lease provides for either fixed increases in base rents and/or indexed escalators, based on the Consumer Price Index. In our Managed IL Properties segments, resident agreements are generally month to month agreements affording us the opportunity to increase prices subject to market and other conditions.

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

Funds From Operations, Normalized Funds From Operations and Adjusted Funds from Operations

We use Funds From Operations (“FFO”) and Normalized FFO as supplemental measures of our operating performance. We use the National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO. NAREIT defines FFO as GAAP net income (loss) attributable to common stockholders, which includes loss from discontinued operations, excluding gains (losses) from sales of depreciable real estate assets and impairment charges of depreciable real estate, plus real estate depreciation and amortization, and after adjustments for unconsolidated entities and joint ventures to reflect FFO on the same basis. FFO does not account for debt principal payments and is not intended as a measure of a REIT’s ability to satisfy such payments or any other cash requirements.
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

We define Normalized FFO as FFO excluding the following income and expense items, as applicable: (a) acquisition, transaction and integration related expenses; (b) the write off of unamortized discounts, premiums, deferred financing costs, or additional costs, make whole payments and penalties or premiums incurred as the result of early repayment of debt (collectively “Gain (Loss) on extinguishment of debt”); (c) incentive compensation recognized as a result of sales of real estate; (d) the remeasurement of deferred tax assets; (e) valuation allowance on deferred tax assets, net; (f) termination fee to affiliate; (g) gain on lease termination; (h) compensation expense related to transition awards; (i) litigation proceeds; and (j) other items that we believe are not indicative of operating performance, generally reported as “Other expense (income)” in our Consolidated Statements of Operations.

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

We define AFFO as Normalized FFO excluding the impact of the following: (a) straight-line rents; (b) amortization of above / below market lease intangibles; (c) amortization of deferred financing costs; (d) amortization of premium or discount on mortgage notes payable; (e) amortization of deferred community fees and other, which includes the net change in deferred community fees and other rent discounts or incentives; and (f) amortization of equity-based compensation expense.

The following table sets forth a reconciliation of net income (loss) attributable to common stockholders to FFO, Normalized FFO and Adjusted FFO; adjustments below include amounts related to properties classified as discontinued operations:

	Year Ended December 31,
(dollars in thousands)	2019	2018	2017
Net income (loss) attributable to common stockholders	$(393)	$(159,355)	$12,208
(Gain) Loss on sale of real estate	122	—	(71,763)
Depreciation and amortization	81,297	95,950	139,942
Impairment of real estate held for sale	—	8,725	—
FFO	81,026	(54,680)	80,387
Acquisition, transaction and integration expense	2,081	15,919	2,453
Loss on extinguishment of debt	335	66,219	3,902
Compensation expense related to transition awards	1,925	—	—
Incentive compensation on sale of real estate (A)	—	—	2,930
Remeasurement of deferred tax assets	—	—	2,966
Non-cash valuation allowance on deferred tax assets, net	—	5,354	—
Termination fee to affiliate	—	50,000	—
Gain on lease termination	—	(40,090)	—
Litigation proceeds, net	(38,308)	—	—
Other expense (B)	2,051	4,576	1,702
Normalized FFO	49,110	47,298	94,340
Straight line rent	(590)	(5,365)	(17,865)
Amortization of equity-based compensation expense	2,022	—	—
Amortization of deferred financing costs	4,004	10,519	9,090
Amortization of deferred community fees and other	1,303	2,935	(405)
Adjusted FFO	$55,849	$55,387	$85,160
(A) Represents incentive compensation directly related to the gain on sale of real estate, which may represent a portion of total incentive compensation earned by the Former Manager in a given quarter, as reported in “Management fees and incentive compensation to affiliate” in our Consolidated Statements of Operations. The calculation of gain on sale for purposes of the incentive compensation calculation differs significantly from gain on sale calculated in accordance with GAAP.
(B) Primarily includes damage remediation costs due to Hurricane Irma, changes in the fair value of financial instruments and casualty related charges.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) facilitates an assessment of the operating performance of our existing portfolio of assets on an unleveraged basis by eliminating the impact of our capital structure and tax position. We define Adjusted EBITDA as net income (loss) attributable to common stockholders, which includes loss from discontinued operations, before interest, taxes, depreciation and amortization (including non-cash equity-based compensation expense), excluding gain or loss on sale of real estate, impairment of real estate held for sale, acquisition, transaction and integration expense, loss on extinguishment of debt, compensation expense related to transition awards, incentive compensation on sale of real estate, termination fee to affiliate, gain on lease termination, litigation proceeds, and other expense.

The following table sets forth a reconciliation of net income (loss) attributable to common stockholders to Adjusted EBITDA; adjustments below include amounts related to properties classified as discontinued operations:

	Years Ended December 31,
(dollars in thousands)	2019	2018	2017
Net income (loss) attributable to common stockholders	$(393)	$(159,355)	$12,208
(Gain) Loss on sale of real estate	122	—	(71,763)
Depreciation and amortization	81,297	95,950	139,942
Impairment of real estate held for sale	—	8,725	—
Acquisition, transaction and integration expense	2,081	15,919	2,453
Loss on extinguishment of debt	335	66,219	3,902
Compensation expense related to transition awards	1,925	—	—
Incentive compensation on sale of real estate (A)	—	—	2,930
Termination fee to affiliate	—	50,000	—
Gain on lease termination	—	(40,090)	—
Litigation proceeds, net	(38,308)	—	—
Other expense (B)	2,051	4,772	1,702
Amortization of equity-based compensation expense	2,022	—	—
Interest expense	90,935	101,176	93,597
Income tax expense (C)	308	5,794	3,512
Adjusted EBITDA	$142,375	$149,110	$188,483
(A) Represents incentive compensation directly related to the gain on sale of real estate, which may represent a portion of total incentive compensation earned by the Former Manager in a given quarter, as reported in “Management fees and incentive compensation to affiliate” in our Consolidated Statements of Operations. The calculation of gain on sale for purposes of the incentive compensation calculation differs significantly from gain on sale calculated in accordance with GAAP.
(B) Primarily includes damage remediation costs due to Hurricane Irma, changes in the fair value of financial instruments and casualty related charges.
(C) 2018 includes a valuation allowance of $5.4 million recorded against our net deferred tax assets and 2017 includes a charge of $3.6 million due to the remeasurement of our deferred tax assets to reflect a reduction in the U.S. corporate income tax rate.

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

Revenue Recognition

On January 1, 2018, we adopted Accounting Standards Update (“ASU”) 2014-09, Revenues from Contracts with Customers (“ASC 606”) using the modified retrospective method of adoption. This standard requires revenue to be recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services. The adoption did not result in an adjustment to beginning retained earnings and did not have a significant impact on our consolidated financial statements. Substantially all of our revenue has been generated through our triple net lease and managed property leasing arrangements, which are specifically excluded from ASC 606, and are accounted for under other applicable GAAP standards. We account for ancillary revenue under ASC 606. The timing and pattern of revenue recognition of our ancillary revenue under ASC 606 is consistent with that under the prior accounting model.

Resident Fees and Services - Resident fees and services include monthly rental revenue, care income and ancillary income recognized from the Managed IL Properties segments. Resident fees and services are recognized monthly as services are provided. Most lease agreements with residents are cancellable by the resident with 30 days’ notice. Ancillary income primarily relates to non-refundable community fees. Non-refundable community fees are recognized on a straight-line basis over the estimated length of stay of residents, which management estimates to be approximately 24 months for AL/MC properties and 33 months for IL properties.

Acquisition Accounting

On January 1, 2017, we adopted ASU 2017-01, Clarifying the Definition of a Business (“ASU 2017-01”) which narrows the Financial Accounting Standards Board’s (“FASB”) definition of a business and provides a framework that gives entities a basis for making reasonable judgments about whether a transaction involves an asset or a business. ASU 2017-01 states that when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the acquired asset is not a business. If this initial test is not met, an acquired asset cannot be considered a business unless it includes an input and a substantive process that together significantly contribute to the ability to create output. The primary differences between business combinations and asset acquisitions include recording the asset acquisition at relative fair value, capitalizing transaction costs, recording contingent consideration when the contingency is resolved and the elimination of the measurement period in which to record adjustments to the transaction. We did not have any acquisitions subsequent to our adoption of ASU 2017-01.

Regardless of whether an acquisition is considered a business combination or an asset acquisition, the cost of the business or asset acquired is allocated to tangible and intangible assets and assumed liabilities at their fair values, as of the respective transaction dates. The determination of the fair value of net assets acquired involves significant judgment and estimates, such as estimated future cash flow projections, appropriate discount and capitalization rates and other estimates based on available market information. Estimates of future cash flows are based on a number of factors including property operating results, known and anticipated trends, as well as market and economic conditions.

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

In May 2019, we entered into an interest rate swap with a notional amount of $350.0 million and a maturity date of May 2022 that effectively converts LIBOR-based floating-rate debt to fixed-rate debt, thus reducing the impact of interest-rate changes on future interest expense. After considering the effect of the interest rate swap, $0.8 billion of our floating rate debt with an average coupon rate of 4.05% would be subject to interest rate fluctuations. As a result, a 100 basis point change in interest rates would change annual interest expense by $8.0 million.

The table below sets forth the outstanding face amount of our debt subject to LIBOR fluctuations after incorporating the impact of the interest rate swap discussed above, excluding debt associated with assets classified as discontinued operations:

	December 31, 2019	December 31, 2018
Floating Rate	$789,036	$1,158,896
Fixed Rate	814,680	464,680
Total	$1,603,716	$1,623,576

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
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of New Senior Investment Group Inc. and Subsidiaries (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedules listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Impairment of Real Estate Investments

Description of the Matter
At December 31, 2019, the Company’s net real estate investments balance was $1,758.5 million. As discussed in Note 2 of the consolidated financial statements, the Company evaluates their real estate investments periodically or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.

Auditing management’s impairment assessment for real estate investments was especially challenging and involved a high degree of subjectivity as a result of the assumptions and estimates inherent in estimating the future net cash flows of the properties used in the assessment. The Company’s impairment assessment for real estate investments is sensitive to the significant assumptions including, management’s intentions with respect to holding or disposing of individual real estate investments, uncertainty related to significant changes in the Company’s use of assets or the strategy for their overall business, as well as possible negative economic or industry trends for the Company or their tenants. These assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process to evaluate real estate investments for impairment. For example, we tested controls over management’s process for timely identification of impairment indicators and review of significant assumptions and data inputs used to develop the properties’ expected future net cash flows.

To test the Company’s impairment assessment for real estate investments, we performed audit procedures that included, among others, identifying and evaluating indicators of impairment and testing significant assumptions described above and the underlying data used in the impairment assessment. For example, we compared the significant assumptions and inputs used by management to market data including occupancy trends, absorption and rent tends. We also tested the completeness and accuracy of the underlying data used in the Company’s impairment analysis. We held discussions with management about the current status of potential transactions and about management’s judgments to understand the probability of future events that could affect the hold period for the properties. In addition, we searched for and evaluated information that corroborated or contradicted the Company’s assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2014.
New York, New York
February 27, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
New Senior Investment Group Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited New Senior Investment Group Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, New Senior Investment Group Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedules listed in the Index at Item 15 and our report dated February 27, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for their assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 27, 2020

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	December 31,
Assets	2019	2018
Real estate investments:
Land	$134,643	$134,643
Buildings, improvements and other	1,970,036	1,946,731
Accumulated depreciation	(351,555)	(283,140)
Net real estate property	1,753,124	1,798,234
Acquired lease and other intangible assets	7,642	7,642
Accumulated amortization	(2,238)	(1,881)
Net real estate intangibles	5,404	5,761
Net real estate investments	1,758,528	1,803,995

Assets from discontinued operations	363,489	364,996
Cash and cash equivalents	39,614	72,422
Receivables and other assets, net	33,078	44,845
Total Assets	$2,194,709	$2,286,258

Liabilities, Redeemable Preferred Stock and Equity
Liabilities
Debt, net	$1,590,632	$1,607,512
Liabilities from discontinued operations	267,856	289,365
Accrued expenses and other liabilities	59,320	44,160
Due to affiliates	—	22,769
Total Liabilities	1,917,808	1,963,806

Commitments and contingencies (Note 18)

Redeemable Preferred Stock, $0.01 par value with $100 liquidation preference, 400,000 shares authorized, issued and outstanding as of December 31, 2019 and 2018	40,506	40,000

Equity
Preferred Stock $0.01 par value, 99,600,000 shares (excluding 400,000 shares of redeemable preferred stock) authorized and none issued or outstanding as of both December 31, 2019 and 2018	—	—
Common stock $0.01 par value, 2,000,000,000 shares authorized, 82,964,438 and 82,148,869 shares issued and outstanding as of December 31, 2019 and 2018, respectively	830	821
Additional paid-in capital	901,889	898,135
Accumulated deficit	(660,588)	(616,504)
Accumulated other comprehensive loss	(5,736)	—
Total Equity	236,395	282,452

Total Liabilities, Redeemable Preferred Stock and Equity	$2,194,709	$2,286,258

See accompanying notes to consolidated financial statements.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share data)

	Years Ended December 31,
	2019	2018	2017
Revenues
Resident fees and services	$339,573	$283,617	$212,074
Rental revenue	6,330	39,407	112,391
Total revenues	345,903	323,024	324,465

Expenses
Property operating expense	204,357	172,487	135,662
Interest expense	76,364	85,643	79,628
Depreciation and amortization	68,806	80,129	120,779
General and administrative expense	21,672	13,382	15,300
Acquisition, transaction, and integration expense	1,501	15,905	2,304
Termination fee to affiliate	—	50,000	—
Management fees and incentive compensation to affiliate	—	14,814	18,225
Loss on extinguishment of debt	335	64,746	3,607
Impairment of real estate held for sale	—	8,725	—
Other expense	2,076	3,961	724
Total expenses	375,111	509,792	376,229
Gain (Loss) on sale of real estate	(122)	—	71,763
Gain on lease termination	—	40,090	—
Litigation proceeds, net	38,308	—	—
Income (Loss) before income taxes	8,978	(146,678)	19,999
Income tax expense	210	4,950	2,378
Income (Loss) from continuing operations	8,768	(151,628)	17,621
Loss from discontinued operations	(6,754)	(7,727)	(5,413)
Net income (loss)	2,014	(159,355)	12,208
Deemed dividend on redeemable preferred stock	(2,407)	—	—
Net income (loss) attributable to common stockholders	$(393)	$(159,355)	$12,208

Basic earnings per common share: (A)
Income (Loss) from continuing operations attributable to common stockholders	$0.08	$(1.85)	$0.21
Discontinued operations	(0.08)	(0.09)	(0.06)
Net income (loss) attributable to common stockholders	$—	$(1.94)	$0.15

Diluted earnings per common share:
Income (Loss) from continuing operations attributable to common stockholders	$0.08	$(1.85)	$0.21
Discontinued operations	(0.08)	(0.09)	(0.06)
Net income (loss) attributable to common stockholders	$—	$(1.94)	$0.15

Weighted average number of shares of common stock outstanding
Basic	82,208,173	82,148,869	82,145,295
Diluted (B)	82,208,173	82,148,869	82,741,322

Dividends declared per share of common stock	$0.52	$0.78	$1.04
(A) Basic earnings per share (“EPS”) is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding. The outstanding shares used to calculate the weighted average basic shares excludes 754,594 restricted stock awards, net of forfeitures, as of December 31, 2019, as those shares were issued but had not vested and therefore, not considered outstanding for purposes of computing basic income (loss) per share. Diluted EPS is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding plus the additional dilutive effect, if any, of common stock equivalents during each period.
(B) Dilutive share equivalents and options were excluded for the year ended December 31, 2018 as their inclusion would have been anti-dilutive given our loss position.

See accompanying notes to consolidated financial statements.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except share data)

	Years Ended December 31,
	2019	2018	2017
Net income (loss)	$2,014	$(159,355)	$12,208
Other comprehensive income (loss):
Unrealized loss on cash flow hedge	(5,736)	—	—
Total other comprehensive loss	(5,736)	—	—
Total comprehensive income (loss)	$(3,722)	$(159,355)	$12,208

See accompanying notes to consolidated financial statements.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands, except share data)

	Common Stock		Accumulated Deficit	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Equity at December 31, 2016	82,127,247	$821	$(319,844)	$897,918	$—	$578,895
Director shares issued	21,622	—	—	214	—	214
Dividends declared ($1.04 per share)	—	—	(85,432)	—	—	(85,432)
Net income	—	—	12,208	—	—	12,208
Equity at December 31, 2017	82,148,869	$821	$(393,068)	$898,132	$—	$505,885
Fair value of stock options issued	—	—	—	3	—	3
Dividends declared ($0.78 per share)	—	—	(64,081)	—	—	(64,081)
Net loss	—	—	(159,355)	—	—	(159,355)
Equity at December 31, 2018	82,148,869	$821	$(616,504)	$898,135	$—	$282,452
Restricted stock awards issued	916,415	9	—	(9)	—	—
Amortization of equity-based compensation	—	—	—	3,488	—	3,488
Director shares issued	60,975	1	—	274	—	275
Restricted stock awards forfeited	(161,821)	(1)	—	1	—	—
Dividends declared - common stock ($0.52 per share)	—	—	(42,749)	—	—	(42,749)
Dividends declared - equity awards ($0.26 - $0.52 per share)	—	—	(942)	—	—	(942)
Deemed dividend on redeemable preferred stock	—	—	(506)	—	—	(506)
Dividends declared on redeemable preferred stock	—	—	(1,901)	—	—	(1,901)
Other comprehensive income (loss)	—	—	—	—	(5,736)	(5,736)
Net income	—	—	2,014	—	—	2,014
Equity at December 31, 2019	82,964,438	$830	$(660,588)	$901,889	$(5,736)	$236,395

See accompanying notes to consolidated financial statements.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Years Ended December 31,
	2019	2018	2017
Cash Flows From Operating Activities
Net income (loss)	$2,014	$(159,355)	$12,208
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of tangible assets and amortization of intangible assets	68,806	80,165	120,916
Amortization of deferred financing costs	2,450	9,725	8,335
Amortization of deferred revenue, net	1,768	2,795	(173)
Amortization of premium on mortgage notes payable	—	—	(512)
Non-cash straight-line rental revenue	(590)	(5,365)	(17,865)
Gain (Loss) on sale of real estate	122	—	(71,763)
Non-cash adjustment on lease termination (A)	—	29,910	—
Loss on extinguishment of debt	335	64,746	3,607
Non-cash termination fee to affiliate	—	40,000	—
Impairment of real estate held for sale	—	8,725	—
Provision for bad debt	—	1,699	1,614
Amortization of equity-based compensation	3,488	—	—
Remeasurement of deferred tax assets	—	—	3,625
Non-cash valuation allowance on deferred tax assets, net	—	4,715	—
Other non-cash expense	1,564	4,418	471
Changes in:
Receivables and other assets, net	(876)	(5,107)	(378)
Due to affiliates	(22,520)	16,371	(2,107)
Accrued expenses and other liabilities	4,937	9,717	(15,995)
Net cash provided by operating activities - continuing operations	61,498	103,159	41,983
Net cash provided by operating activities - discontinued operations	13,913	17,918	18,462
Net cash provided by operating activities	75,411	121,077	60,445
Cash Flows From Investing Activities
Proceeds from the sale of real estate, net	13,086	—	339,624
Capital expenditures	(21,131)	(14,155)	(13,690)
Insurance proceeds	1,423	971	922
Net cash provided by (used in) investing activities - continuing operations	(6,622)	(13,184)	326,856
Net cash provided by (used in) investing activities - discontinued operations	(8,387)	(5,978)	(6,961)
Net cash provided by (used in) investing activities	(15,009)	(19,162)	319,895
Cash Flows From Financing Activities
Principal payments of mortgage notes payable and capital lease obligations	(6,748)	(13,343)	(21,916)
Proceeds from mortgage notes payable	—	1,440,000	—
Repayments of mortgage notes payable	(13,272)	(1,383,785)	(187,904)
Payment of exit fee on extinguishment of debt	(206)	(51,908)	(3,264)
Payment of common stock dividend	(42,749)	(64,081)	(85,432)
Payment of redeemable preferred stock dividend	(1,901)	—	—
Payment of deferred financing costs, net	(349)	(23,992)	—
Purchase of interest rate caps	(35)	(2,746)	—
Net cash provided by (used in) financing activities - continuing operations	(65,260)	(99,855)	(298,516)
Net cash provided by (used in) financing activities - discontinued operations	(23,969)	(66,889)	(21,856)
Net cash provided by (used in) financing activities	(89,229)	(166,744)	(320,372)
Net increase (decrease) in cash, cash equivalents and restricted cash	(28,827)	(64,829)	59,968
Cash, cash equivalents and restricted cash, beginning of year	92,656	157,485	97,517
Cash, cash equivalents and restricted cash, end of year	$63,829	$92,656	$157,485
(A) Primarily includes the non-cash write-offs of straight-line rent receivables and net above-market rent lease intangible assets, offset by the fair value of furniture, fixtures, equipment and other improvements received by us as a result of the Lease Termination (as defined in Note 1). Refer to Note 3 for additional details related to the Lease Termination.

	Years Ended December 31,
	2019	2018	2017
Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest expense	$87,454	$89,505	$85,373
Cash paid during the year for income taxes	349	326	274

Supplemental Schedule of Non-Cash Investing and Financing Activities
Issuance of common stock and exercise of options	$275	$—	$214
Issuance of Redeemable Preferred Stock	—	40,000	—
Capital lease assets	764	569	—
Furniture, fixtures, equipment and other improvements (A)	—	10,065	—
(A) Fair value of furniture, fixtures, equipment and other improvements received by us as a result of the Lease Termination. Refer to Note 3 for additional details related to the Lease Termination.

	Years Ended December 31,
	2019	2018	2017
Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents	$72,422	$137,327	$58,048
Restricted cash (A)	20,234	20,158	39,469
Total including discontinued operations, beginning of period	$92,656	$157,485	$97,517

Cash and cash equivalents	$39,614	$72,422	$137,327
Restricted cash (A)	24,215	20,234	20,158
Total including discontinued operations, end of period	$63,829	$92,656	$157,485
(A) Consists of (i) amounts held by lender in tax, insurance, replacement reserve and other escrow accounts and (ii) security deposits; amounts relating to continuing operations are included in "Receivables and other assets, net" in our Consolidated Balance Sheets.

See accompanying notes to consolidated financial statements.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017
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

As of December 31, 2019, we owned a diversified portfolio of 131 primarily private pay senior housing properties, consisting of 102 Independent Living (“IL”) properties, 28 Assisted Living/Memory Care (“AL/MC”) properties and one Continuing Care Retirement Community (“CCRC”), located across 37 states. On February 10, 2020, we completed the sale of all 28 AL/MC properties (the “AL/MC Portfolio Disposition”) pursuant to a Purchase and Sale Agreement, dated as of October 31, 2019 (the “Sale Agreement”), with affiliates of ReNew REIT. Effective October 31, 2019 we classified the AL/MC properties as held for sale and, accordingly, the operations of these properties for the current and prior periods have been classified as discontinued operations in our Consolidated Statements of Operations. Refer to Note 5 – Discontinued Operations and Note 19 – Subsequent Events for additional details.

Through December 31, 2018, we were externally managed and advised by an affiliate of Fortress Investment Group LLC (the “Former Manager”). On November 19, 2018, we entered into definitive agreements with the Former Manager to internalize our management, effective December 31, 2018 (the “Internalization”). In connection with the Internalization, we also entered into a Transition Services Agreement with the Former Manager to continue to provide certain services for a transition period. In connection with the termination of the Management Agreement, we (i) made a one-time cash payment of $10.0 million to the Former Manager in January 2019, and (ii) issued to the Former Manager 400,000 shares of our newly created Redeemable Series A Cumulative Perpetual Preferred Stock (the “Redeemable Preferred Stock”), with an aggregate fair value of $40.5 million and $40.0 million for the years ended December 31, 2019 and 2018, respectively.

We operate in two reportable segments: (1) Managed IL Properties, and (2) Other Properties.

Managed IL Properties – We own 102 IL properties managed by Holiday Retirement (“Holiday”), a portfolio company that is majority owned by private equity funds managed by an affiliate of FIG LLC (the “Former Manager”), a subsidiary of Fortress Investment Group LLC (“Fortress”), FHC Property Management LLC (together with its subsidiaries, “Blue Harbor”), a former affiliate of our Former Manager, and Grace Management, Inc. (“Grace”) (collectively, the “Property Managers”), under Property Management Agreements (collectively, the “Property Management Agreements”). Under the Property Management Agreements, the Property Managers are responsible for the day-to-day operations of our senior housing properties and are entitled to a management fee in accordance with the terms of the Property Management Agreements. Our Property Management Agreements have initial five-year or ten-year terms, with successive, automatic one-year renewal periods. We pay property management fees of 4.5% to 5.0% of effective gross income pursuant to our Property Management Agreements and, in some cases, the Property Managers are eligible to earn an incentive fee based on operating performance.

On May 9, 2018, we entered into a lease termination agreement to terminate our triple net leases with affiliates of Holiday relating to 51 IL properties (the “Holiday Portfolio”). The lease termination was effective May 14, 2018 (the “Lease Termination”). Concurrently with the Lease Termination, we entered into property management agreements with Holiday to manage the properties in the Holiday Portfolio following the Lease Termination in exchange for a property management fee. As a result, such properties are now included in the Managed IL Properties segment. Refer to Note 3 – Lease Termination for additional details.

Other Properties – We own one CCRC and lease this property to a healthcare operating company under a triple net lease agreement. In a triple net lease arrangement, the lessee agrees to operate and maintain the property at its own expense, including maintenance, utilities, taxes, insurance, repairs, capital improvements and the payroll expense of property-level employees. Our triple net lease agreement has an initial term of 15 years and includes a renewal option and annual rent increases ranging from 2.75% to 3.25%.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017
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

Certain prior period amounts have been reclassified to conform to the current period’s presentation, primarily related to classification of certain properties as discontinued operations.

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

Revenue Recognition

On January 1, 2018, we adopted Accounting Standards Update (“ASU”) 2014-09, Revenues from Contracts with Customers (“ASC 606”) using the modified retrospective method of adoption. This standard requires revenue to be recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services. The adoption did not result in an adjustment to beginning retained earnings and did not have a significant impact on our consolidated financial statements. Substantially all of our revenue has been generated through our triple net lease and managed property leasing arrangements, which are specifically excluded from ASC 606, and are accounted for under other applicable GAAP standards. We account for ancillary revenue under ASC 606. The timing and pattern of revenue recognition of our ancillary revenue under ASC 606 is consistent with that under the prior accounting model.

Resident Fees and Services – Resident fees and services include monthly rental revenue, care income and ancillary income recognized from the Managed IL Properties segments. Resident fees and services are recognized monthly as services are provided. Most lease agreements with residents are cancelable by the resident with 30 days’ notice. Ancillary income primarily relates to non-refundable community fees. Non-refundable community fees are recognized on a straight-line basis over the estimated lengths of stay of residents, which approximate 24 months for AL/MC properties and 33 months for IL properties.

Rental Revenue – Rental revenue from the triple net lease property is recognized on a straight-line basis over the applicable term of the lease when collectability is reasonably assured. Recognizing rental revenue on a straight-line basis typically results in recognizing revenue in excess of cash amounts contractually due from our tenant during the first half of the lease term, creating a straight-line rent receivable.

Acquisition Accounting

On January 1, 2017, we adopted ASU 2017-01, Clarifying the Definition of a Business (“ASU 2017-01”) which narrows the Financial Accounting Standards Board’s (“FASB”) definition of a business and provides a framework that gives entities a basis for making reasonable judgments about whether a transaction involves an asset or a business. ASU 2017-01 states that when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the acquired asset is not a business. If this initial test is not met, an acquired asset cannot be considered a business unless it includes an input and a substantive process that together significantly contribute to the ability to create output. The primary differences between business combinations and asset acquisitions include recording the asset acquisition at relative fair value, capitalizing transaction costs, recording contingent consideration when the contingency is resolved and the elimination of the measurement period in which to record adjustments to the transaction. We did not have any acquisitions subsequent to our adoption of ASU 2017-01.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

Regardless of whether an acquisition is considered a business combination or an asset acquisition, the cost of the business or asset acquired is allocated to tangible and intangible assets and assumed liabilities at their fair values, as of the respective transaction dates. The determination of the fair value of net assets acquired involves significant judgment and estimates, such as estimated future cash flow projections, appropriate discount and capitalization rates and other estimates based on available market information. Estimates of future cash flows are based on a number of factors including property operating results, known and anticipated trends, as well as market and economic conditions.

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

Amortization for in-place lease intangibles, ground lease intangibles and other intangibles is calculated on a straight-line basis using estimated useful lives of 24 to 33 months, 74 to 82 years and 5 to 13 years, respectively. Amortization for above/below market lease intangibles is calculated on a straight-line basis using estimated useful lives of 15 to 17 years.

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

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

Deferred Financing Costs

Deferred financing costs consist of fees and direct costs incurred in obtaining financing. Deferred financing costs are presented as a direct deduction from the carrying amount of the related debt liability. Deferred financing costs related to debt instruments, excluding the revolving credit facility, are amortized over the terms of the related borrowings using the effective interest rate method as a component of interest expense. Deferred financing costs related to the revolving credit facility are amortized over the term of the debt using the straight-line method, which approximates the effective interest method. Amortized costs of $2.5 million, $9.7 million and $8.3 million are included in “Interest expense” in our Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017, respectively.

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

We recognize tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes in our Consolidated Statements of Operations. As of December 31, 2019 and 2018, we had no uncertain tax positions.

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

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

Derivative Instruments

In the normal course of business, we may use derivative instruments to manage, or hedge, interest rate risk. We do not use derivative instruments for trading or speculative purposes. To qualify for hedge accounting, derivative instruments used for risk management purposes must effectively reduce the risk exposure that they are designed to hedge. In addition, at inception of a qualifying cash flow hedging relationship, the underlying transaction or transactions, must be, and are expected to remain, probable of occurring in accordance with our related assertions. Our derivative instruments were executed with investment grade counterparties.

We recognize all derivatives as either assets or liabilities at fair value as of the reporting date in “Receivables and other assets, net” or “Accrued expenses and other liabilities”, respectively, on our Consolidated Balance Sheets. Derivative valuation requires us to make estimates and judgments that affect the fair value of the instruments. We apply hedge accounting on our interest rate swap and therefore, changes in fair value of the instrument are recorded in “Accumulated other comprehensive income (loss)” in our Consolidated Balance Sheets. We do not apply hedge accounting on our interest rate caps and therefore, changes in fair value of these instruments are recorded in “Other expense” in our Consolidated Statements of Operations.

Assets Held for Sale and Discontinued Operations

We classify certain long-lived assets as held for sale once the criteria, as defined by GAAP, has been met. Assets held for sale are included in “Receivables and other assets, net” in our Consolidated Balance Sheets. Long-lived assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell and are no longer depreciated. We estimate the fair value of assets held for sale based on sales price expectation less estimated cost to sell.

We report discontinued operations when a component of the Company or group of components that has been disposed of or classified as held for sale and represents a strategic shift that has or will have a major effect on the Company’s operations and financial results. The results of operations for assets meeting the definition of discontinued operations are reflected in our Consolidated Statements of Operations as “Discontinued operations” for all periods presented. Interest expense on the mortgages collateralized by properties classified as discontinued operations, which is required to be repaid upon the disposal of the properties, is reclassified to “Discontinued operations” in our Consolidated Statements of Operations.

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

Gains on our asset sales that occurred prior to our adoption of ASU 2017-05 were recognized using the full accrual method upon closing if the collectability of the sales price was reasonably assured, we were not obligated to perform any significant activities after the sale to earn the profit, we received adequate initial investment from the purchaser, and other profit recognition criteria had been satisfied.

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

Termination Fee to Affiliate

This represents amount due to the Former Manager pursuant to the termination of the Management Agreement with the Former Manager.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017
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

We adopted ASC 842 on January 1, 2019 under the modified retrospective transition approach using the effective date as the date of initial application. Therefore, financial information and disclosures under ASC 842 have not been provided for periods prior to January 1, 2019. We elected the “package of practical expedients”, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We also elected the short-term lease practical expedient, which permits us to not recognize right-of-use asset or lease liability for operating leases with an initial lease term equal to or less than 12 months. In addition, we made an accounting policy election to treat lease and related non-lease components in a contract as a single performance obligation to the extent that the timing and pattern of revenue recognition are the same for the lease and non-lease components and the combined single lease component is classified as an operating lease.

Lessor Accounting
As a lessor, our recognition of rental revenue remained consistent with prior accounting guidance. Rental revenue from our triple net lease property is recognized on a straight-line basis over the applicable term of the lease. When collectability is

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

determined not probable, any lease income is limited to the lesser of the lease income reflected on a straight-line basis or the cash collected.

Resident leases associated with our managed IL and AL/MC properties contain service components. We elected the practical expedient to account for our resident leases as a single lease component. We elected the practical expedient to account for our resident leases as a single lease component since (1) the timing and pattern or transfer of the lease and non-lease components is the same, (2) the lease component is the predominant component, and (3) the combined single lease component would be classified as an operating lease.

Lessee Accounting
We determine if a contract is or contains a lease at inception. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use asset and lease liability are recognized at the commencement date based on the present value of lease payments over the lease term. We use our incremental borrowing rate to determine the present value of lease payments as the rates implicit in our leases are not readily determinable. Upon adoption on January 1, 2019 and as of December 31, 2019, our operating lease right-of-use asset, which approximates our operating lease liability, was $2.2 million and $1.8 million, respectively, for our corporate office, land and equipment leases. Our operating lease right-of-use asset is included in “Buildings, improvements and other” and our operating lease liability is included in “Accrued expenses and other liabilities” in our Consolidated Balance Sheets. The weighted average remaining lease term for our operating leases was 4.2 years and 5.1 years at December 31, 2019 and 2018, respectively. The weighted average discount rate was 6.04% and 6.02% at December 31, 2019 and 2018, respectively.

Upon the adoption of ASC 842, capital leases under prior accounting guidance were classified as finance leases, which did not have a significant change to our accounting for such leases.

On January 1, 2018, we adopted ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash, which requires that the statement of cash flows include a reconciliation and explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This standard impacts the presentation of our Consolidated Statements of Cash Flows as activity between cash and cash equivalents and restricted cash is no longer presented in our operating, financing or investing activities. Upon adoption, the changes in classification within the statement of cash flows is applied retrospectively to all periods presented. As a result of the retrospective application, our net cash provided by operating and investing activities decreased by $1.1 million and $6.9 million, respectively, for the year ended December 31, 2017.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, Measurement of Credit Losses on Financial Instruments. This standard replaces the current incurred loss methodology with a methodology that reflects expected credit losses. Under this methodology, a company would recognize an impairment allowance equal to its current estimate of all contractual cash flows that it does not expect to collect from financial assets measured at amortized cost. The effective date of the standard will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, and early adoption is permitted beginning after December 15, 2018. We have performed an assessment of the impact this guidance may have on our consolidated financial statements and noted that our entire balance of receivables relates to lease agreements with our residents and tenant, which are specifically excluded from this standard. As a result, the adoption of this ASU on January 1, 2020 is not expected to have a significant impact on our consolidated financial statements.

Segment Reporting

Our reportable business segments, which are based on how we evaluate our business and allocates resources, are Managed IL Properties and Other Properties. Under our Managed IL Properties segment, we own 102 properties, which are managed by property managers under property management agreements. Under our Other Properties segment, we own and lease a CCRC under a triple net master lease agreement. The Other Properties segment includes operations of certain managed AL/MC properties and triple net lease properties we no longer own or have transitioned to the Managed IL Properties segment as a

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

result of the Lease Termination. All properties included in the Other Properties segment were included in either the Managed AL/MC Properties or the Triple Net Lease Properties segments prior to the fourth quarter of 2019, when we disclosed three reportable segments. During the fourth quarter of 2019, we entered into the Sale Agreement, which represented the disposition of our entire Managed AL/MC Properties segment. The properties qualified for held for sale accounting effective as of the date of the Sale Agreement. As the sale represents a strategic shift that will have a major effect on our operations and financial results, the operations of the 28 AL/MC properties are classified as discontinued operations in our consolidated financial statements. All prior period segment information has been reclassified to conform to the current period presentation. As a result, the Managed AL/MC Properties and Triple Net Lease Properties segments no longer meet the quantitative thresholds to qualify as reportable segments and have been combined in the Other Properties segment. The presentation is consistent with how the Company's chief operating decision maker currently allocates resources and evaluates the performance of our business. Refer to Note 4 – Dispositions for additional details on these sold properties and Note 3 - Lease Termination for additional details on the Lease Termination.

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

4. DISPOSITIONS
2019 Activity

During the year ended December 31, 2019, we sold two AL/MC properties in the Other Properties segment for a combined sale price of $13.8 million, and recognized a loss on sale of $0.1 million, which is included in “Loss on sale of real estate” in our Consolidated Statements of Operations. In connection with these dispositions, we repaid $13.7 million of debt. Prior to the sale, both assets were classified as “Assets held for sale” and included in “Receivables and other assets, net” in our Consolidated Balance Sheet as of December 31, 2018.

2018 Activity

We did not have any dispositions during the year ended December 31, 2018.

2017 Activity

In November, we sold a portfolio of nine AL/MC properties in the Other Properties segment for a purchase price of $109.5 million and recognized a gain on sale of $6.9 million, net of selling costs. In connection with this sale, we repaid $78.7 million of debt.

In December, we sold a portfolio of six triple net lease properties (four CCRCs, one IL and one AL/MC) in the Other Properties segment for a purchase price of $186.0 million, including lease termination fees, and recognized a gain on sale of $42.3 million, net of selling costs. In connection with this sale, we repaid $98.1 million of debt.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

The following table presents the revenues and expenses of the above portfolios:

Year ended December 31, 2017
Revenues
Resident fees and services	$28,910
Rental revenue	16,893
Total revenues	45,803
Expenses
Property operating expense	23,413
Depreciation and amortization	7,212
Interest expense	7,262
Total expenses	$37,887

In addition to the above transactions, we sold four properties (two AL/MC and two IL in the Other Properties segment and Managed IL Properties segment, respectively) for a purchase price of $48.5 million and recognized a gain on sale of $22.5 million, net of selling costs. In connection with these sales, we repaid $28.0 million of debt.

5. DISCONTINUED OPERATIONS
On October 31, 2019, we entered into a Sale Agreement with affiliates of ReNew REIT to sell our entire AL/MC portfolio consisting of 28 AL/MC properties, and we completed this transaction on February 10, 2020. As a result of the Sale Agreement, these properties have been reclassified as discontinued operations in our consolidated financial statements.

As of December 31, 2019 and 2018, the assets and liabilities associated with discontinued operations are as follows:

	December 31,
Assets	2019	2018
Real estate investments:
Land	$43,313	$43,313
Buildings, improvements and other	397,808	389,082
Accumulated depreciation	(87,719)	(75,228)
Net real estate property	353,402	357,167
Acquired lease and other intangible assets	996	996
Accumulated amortization	(996)	(996)
Net real estate intangibles	—	—
Net real estate investments	353,402	357,167

Receivables and other assets, net	10,087	7,829
Assets from discontinued operations	$363,489	$364,996

Liabilities
Debt, net	$255,096	$277,370
Accrued expenses and other liabilities	12,760	8,520
Due to affiliates	—	3,475
Liabilities from discontinued operations	$267,856	$289,365

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

The following is a summary of the loss from discontinued operations, net of tax for the years ended December 31, 2019, 2018 and 2017:

	Years Ended December 31,
	2019	2018	2017
Revenues
Resident fees and services	$119,307	$121,274	$124,665
Total revenues	119,307	121,274	124,665

Expenses
Property operating expense	98,447	95,299	94,383
Depreciation and amortization	12,491	15,821	19,163
Interest expense	14,571	15,533	13,969
Acquisition, transaction, and integration expense	580	14	149
General and administrative expense	32	6	7
Loss on extinguishment of debt	—	1,473	295
Other (income) expense	(158)	11	978
Total expenses	125,963	128,157	128,944
Loss before income taxes	(6,656)	(6,883)	(4,279)
Income tax expense	98	844	1,134
Loss from discontinued operations	$(6,754)	$(7,727)	$(5,413)

6. SEGMENT REPORTING
We operate in two reportable business segments, Managed IL Properties and Other Properties. Our Managed IL Properties segment includes 102 IL properties throughout the United States managed by Holiday, Blue Harbor and Grace under Property Management Agreements. Our Other Properties segment includes one CCRC property, which is currently leased to a healthcare operating company under a triple net lease agreement that obligates the tenant to pay all property-related expenses, including maintenance, utilities, taxes, insurance, repairs, capital improvements and the payroll expense of property-level employees. It also includes operations of certain managed AL/MC properties and triple net lease properties we no longer own or have transitioned to the Managed IL Properties segment as a result of the Lease Termination. All the properties included in the Other Properties segment were previously included in either the Managed AL/MC Properties or Triple Net Lease segments prior to the fourth quarter of 2019, when we operated in three reportable segments. During the fourth quarter of 2019, we entered into the Sale Agreement for the AL/MC Portfolio Disposition. As the sale represents a strategic shift that will have a major effect on our operations and financial results, the operations of the 28 AL/MC properties have been classified as discontinued operations on our Consolidated Statements of Operations. As a result, the Managed AL/MC Properties and Triple Net Lease Properties segments no longer meet the quantitative thresholds to qualify as reportable segments and have been combined in the Other Properties segment. The presentation is consistent with how the Company's chief operating decision maker allocates resources and evaluates the performance of the business.

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

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

Effective May 14, 2018, we terminated our triple net leases with respect to the properties in the Holiday Portfolio and concurrently entered into property management agreements with Holiday with respect to such properties. The NOI for such properties following the Lease Termination has been included in the Managed IL Properties segment. This resulted in a significant increase in the segment NOI of the Managed IL Properties with a corresponding decrease in the segment NOI of the Other Properties during the years ended December 31, 2019 and 2018.

Depreciation and amortization, interest expense, acquisition, transaction and integration expense, termination fee, management fees and incentive compensation to affiliate, general and administrative expense, loss on extinguishment of debt, impairment of real estate, other expense (income), gain (loss) on sale of real estate, gain on lease termination, litigation proceeds, net, and income tax expense (benefit) are not allocated to individual segments for purposes of assessing segment performance. There are no intersegment sales.

	Year Ended December 31, 2019
	Managed IL Properties	Other Properties	Consolidated
Revenues
Resident fees and services	$336,367	$3,206	$339,573
Rental revenue	—	6,330	6,330
Less: Property operating expense	200,600	3,757	204,357
Segment NOI	$135,767	$5,779	141,546

Interest expense			76,364
Depreciation and amortization			68,806
General and administrative expense			21,672
Acquisition, transaction and integration expense			1,501
Loss on extinguishment of debt			335
Other expense			2,076
Total expenses			170,754
Loss on sale of real estate			(122)
Litigation proceeds, net			38,308
Income before income taxes			8,978
Income tax expense			210
Income from continuing operations			8,768
Loss from discontinued operations			(6,754)
Net income			$2,014

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

	Year Ended December 31, 2018
	Managed IL Properties	Other Properties	Consolidated
Revenues
Resident fees and services	$273,684	$9,933	$283,617
Rental revenue	—	39,407	39,407
Less: Property operating expense	162,971	9,516	172,487
Segment NOI	$110,713	$39,824	150,537

Interest expense			85,643
Depreciation and amortization			80,129
General and administrative expense			13,382
Acquisition, transaction and integration expense			15,905
Termination fee to affiliate			50,000
Management fees and incentive compensation to affiliate			14,814
Loss on extinguishment of debt			64,746
Impairment of real estate held for sale			8,725
Other expense			3,961
Total expenses			337,305
Gain on lease termination			40,090
Loss before income taxes			(146,678)
Income tax expense			4,950
Loss from continuing operations			(151,628)
Loss from discontinued operations			(7,727)
Net loss			$(159,355)

	Year Ended December 31, 2017
	Managed IL Properties	Other Properties	Consolidated
Revenues
Resident fees and services	$172,952	$39,122	$212,074
Rental revenue		112,391	112,391
Less: Property operating expense	102,757	32,905	135,662
Segment NOI	$70,195	$118,608	188,803

Interest expense			79,628
Depreciation and amortization			120,779
General and administrative expense			15,300
Acquisition, transaction and integration expense			2,304
Management fees and incentive compensation to affiliate			18,225
Loss on extinguishment of debt			3,607
Other expense			724
Total expenses			240,567
Gain on sale of real estate			71,763
Income before income taxes			19,999
Income tax expense			2,378
Income from continuing operations			17,621
Loss from discontinued operations			(5,413)
Net income			$12,208

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

Property operating expense includes property management fees, property-level payroll expense and travel reimbursement costs. See Note 13 – Transactions With Affiliates for additional information on these expenses related to Blue Harbor and Holiday.

Assets by reportable business segment are reconciled to total assets as follows:

	December 31, 2019		December 31, 2018
	Amount	Percentage	Amount	Percentage
Managed IL Properties	$1,748,787	79.7%	$1,796,474	78.6%
Other Properties	63,616	2.9%	82,355	3.6%
All other assets (A)	382,306	17.4%	407,429	17.8%
Total assets	$2,194,709	100.0%	$2,286,258	100.0%
(A) Includes $363.5 million and $365.0 million of assets classified as discontinued operations for the years ended December 31, 2019 and 2018, respectively . The remaining balance primarily consists of corporate cash which is not directly attributable to our reportable business segments.

Capital expenditures, net of insurance proceeds in the Managed IL Properties segment, including investments in real estate property, were $19.3 million, $12.2 million and $9.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. Capital expenditures, net of insurance proceeds in the Other Properties segment were not material for the year ended December 31, 2019. Capital expenditures, net of insurance proceeds in the Other Properties segment were $0.4 million and $3.8 million for the years ended December 31, 2018 and 2017, respectively.

For the year ended December 31, 2019, no rental revenue was attributable to Holiday due to the Lease Termination in May 2018. For the years ended December 31, 2018 and 2017, rental revenue from Holiday in the Other Properties segment accounted for 10.2% and 27.5%, respectively, of our total revenues.

The following table presents the percentage of total revenues by geographic location (excluding properties classified as discontinued operations):

	As of and for the year ended December 31, 2019		As of and for the year ended December 31, 2018
	Number of Communities	% of Total Revenue	Number of Communities	% of Total Revenue
Florida	9	9.0%	9	9.2%
Texas	9	8.0%	9	7.4%
California	9	10.6%	9	10.6%
North Carolina	8	8.4%	8	8.4%
Pennsylvania	5	6.1%	6	7.3%
Oregon	8	7.1%	8	6.5%
Other	55	50.8%	56	50.6%
Total	103	100.0%	105	100.0%

7. REAL ESTATE INVESTMENTS

The following table summarizes our real estate investments (excluding properties classified as discontinued operations):

	December 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value
Land	$134,643	$—	$134,643	$134,643	$—	$134,643
Building and improvements	1,863,866	(266,420)	1,597,446	1,848,248	(213,102)	1,635,146
Furniture, fixtures and equipment	106,170	(85,135)	21,035	98,483	(70,038)	28,445
Total real estate investments	$2,104,679	$(351,555)	$1,753,124	$2,081,374	$(283,140)	$1,798,234

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

Depreciation expense was $68.4 million, $72.0 million and $76.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The following table summarizes our real estate intangibles (excluding properties classified as discontinued operations):

	December 31, 2019				December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Amortization Period
Intangible lease assets	$7,642	$(2,238)	$5,404	43.0 years	$7,642	$(1,881)	$5,761	42.1 years

Amortization expense was $0.4 million, $8.1 million and $44.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The following table sets forth the estimated future amortization of intangible assets (excluding properties classified as discontinued operations) as of December 31, 2019:

Years Ending December 31
2020	$354
2021	354
2022	354
2023	354
2024	354
Thereafter	3,634
Total intangibles	$5,404

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

We recognized impairment of real estate held for sale of $8.7 million for the year ended December 31, 2018 in our Consolidated Statements of Operations, which represents the charge necessary to adjust the carrying values of two AL/MC properties classified as held for sale, included in the Other Properties segment, to their estimated fair values less costs to sell. No impairment was recognized for the years ended December 31, 2019 and 2017.

Impact of hurricanes

During the year ended 2018, we recognized $0.6 million for damage remediation and other incremental costs for six properties impacted by Hurricane Florence, which are included in “Other expense” in our Consolidated Statements of Operations.

During the year ended 2017, we recognized $0.3 million for damage remediation and other incremental costs for 16 properties impacted by Hurricane Irma, which are included in “Other expense” in our Consolidated Statements of Operations.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

8. RECEIVABLES AND OTHER ASSETS, NET
The following table summarizes our receivables and other assets, net (excluding properties classified as discontinued operations):

	December 31, 2019	December 31, 2018
Escrows held by lenders (A)	$15,895	$13,294
Straight-line rent receivable	4,084	3,494
Prepaid expenses	3,534	4,252
Security deposits	2,763	2,947
Resident receivables, net	1,345	1,757
Income tax receivable	821	782
Assets held for sale (B)	—	13,223
Other assets and receivables	4,636	5,096
Total receivables and other assets, net	$33,078	$44,845
(A) Represents amounts held by lenders in tax, insurance, replacement reserve and other escrow accounts that are related to mortgage notes collateralized by New Senior’s properties.
(B) The balance as of December 31, 2018 represents two AL/MC properties in the Other Properties segment and primarily consists of the carrying value of buildings and land.

The following table summarizes the allowance for doubtful accounts and the related provision for resident receivables (excluding properties classified as discontinued operations):

	Years Ended December 31,
	2019	2018	2017
Balance, beginning of period	$1,075	$588	$592
Provision for uncollectible receivables (A)	—	1,699	1,614
Write-offs, net of recoveries	(1,075)	(1,212)	(1,618)
Balance, end of period	$—	$1,075	$588
(A) In accordance with ASC 842 effective January 1, 2019, collectability of receivables is assessed and incorporated in lease revenue.

For the year ended December 31, 2018, the provision for resident receivables and related write-offs are included in “Property operating expense” in our Consolidated Statements of Operations.

Straight-line Rent Receivable

Rental revenue from our triple net lease properties is recognized on a straight-line basis over the applicable term of the lease when collectability of substantially all rents is probable. Recognizing rental revenue on a straight-line basis typically results in recognizing revenue in excess of cash amounts contractually due from our tenant during the first half of the lease term, creating a straight-line rent receivable.

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

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

9. DEBT, NET
The following table summarizes our debt, net (excluding debt secured by properties classified as discontinued operations):

	December 31, 2019					December 31, 2018
	Outstanding Face Amount	Carrying Value(A)	Maturity Date	Stated Interest Rate	Weighted Average Maturity (Years)	Outstanding Face Amount	Carrying Value(A)
Floating Rate (B)(C)	$1,139,036	$1,128,100	Mar 2022 - Nov 2025	1M LIBOR + 2.32% to 1M LIBOR + 2.75%	4.5	$1,158,896	$1,145,373
Fixed Rate	464,680	462,532	Sep 2025	4.25%	5.5	464,680	462,139
Total	$1,603,716	$1,590,632			4.8	$1,623,576	$1,607,512
(A) The totals are reported net of deferred financing costs of $13.1 million and $16.1 million as of December 31, 2019 and 2018, respectively.
(B) Substantially all of these loans have LIBOR caps that range between 3.66% and 3.75% as of December 31, 2019.
(C) As of December 31, 2019, $350.0 million of total floating rate debt that has been hedged using an interest rate swap, which is carried at fair value. See Note 10 - Derivative Instruments for more information.

The carrying values of the collateral relating to the floating rate and fixed rate debt were $1.2 billion and $0.5 billion as of December 31, 2019 and $1.3 billion and $0.5 billion, respectively as of December 31, 2018.

In December 2018, we entered into a three-year secured revolving credit facility in the amount of $125.0 million bearing interest at LIBOR plus 2.5% (the “Revolver”), which is secured by eight AL/MC properties (classified as discontinued operations as of December 31, 2019) and the pledge of equity interests of certain of our wholly owned subsidiaries that directly or indirectly own such properties. Concurrently on the same day, we used the funds from the financing to prepay an aggregate of $125.4 million of secured loans. We recognized a loss on extinguishment of debt of $1.5 million, comprising of $1.2 million in prepayment penalties and $0.3 million in the write-off of unamortized deferred financing costs on the loans, which is included in “Loss from discontinued operations” in our Consolidated Statements of Operations. We incurred a total of $3.1 million in deferred financing costs, which have been capitalized and are being amortized over the life of the Revolver and the amortization is included in “Loss from discontinued operations” in our Consolidated Statements of Operations. As of December 31, 2019 and 2018, there was $50.0 million and $69.0 million, respectively, of borrowings outstanding under the Revolver collateralized by properties classified as discontinued operations, and the outstanding balance is included in “Liabilities from discontinued operations” in our Consolidated Balance Sheets. The Revolver may be increased up to a maximum aggregate amount of $300.0 million, of which (i) a portion in an amount of 10% of the Revolver may be used for the issuance of letters of credit, and (ii) a portion in an amount of 10% of the Revolver may be drawn by us in the form of swing loans. We pay a fee for unused amounts of the Revolver under certain circumstances of $0.2 million for the year ended December 31, 2019, which is included in “Loss from discontinued operations” in our Consolidated Statements of Operations. The fee for unused amounts of the Revolver was immaterial for the year ended December 31, 2018.

On February 10, 2020, in connection with the AL/MC Portfolio Disposition, we amended the Revolver. The amendment allows the Revolver to be increased to a maximum aggregate amount of $500.0 million, of which (i) a portion in an amount of 10% of the Revolver may be used for the issuance of letters of credit, and (ii) a portion in an amount of 10% of the Revolver may be drawn by us in the form of swing loans. As of February 10, 2020, the Revolver bears an interest rate of, at our option, (i) the sum of LIBOR plus 2.0% or, in the case of a swing line loan, (ii) the greater of (a) the fluctuating annual rate of interest announced from time to time by KeyBank as its “prime rate,” plus 1.0% (b) 1.5% above the effective federal funds rate and (c) the sum of LIBOR for a one-month interest period plus 2.0%, and is secured by nine of our IL properties and the pledge of the equity interests of certain of our wholly owned subsidiaries. We continue to pay a fee for unused amounts of the Revolver under certain circumstances.

In May 2018, we repaid $663.8 million of secured loans in conjunction with the Lease Termination. We recognized a loss on extinguishment of debt of $58.5 million, comprising of $51.9 million in prepayment penalties and $6.6 million in the write-off of unamortized deferred financing costs on the loans. The repayment was facilitated by a one-year secured term loan of $720.0 million bearing interest at LIBOR plus 4.0% for the first six months and increasing by 50 basis points after the sixth monthly payment date and by an additional 50 basis points after the ninth monthly payment date (the “Term Loan”). We incurred a total of $12.3 million in deferred financing costs, which have been capitalized and amortized over the life of the Term Loan and the amortization is included in “Interest expense” in our Consolidated Statements of Operations. In October 2018, we refinanced the Term Loan with a seven-year secured loan of $720.0 million bearing interest at LIBOR plus 2.32%.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

We recognized a loss on extinguishment of debt of $6.2 million, which represents the write off of unamortized deferred financing costs. We incurred a total of $11.8 million in deferred financing costs, which have been capitalized and are being amortized over the life of the loan and the related amortization is included in “Interest expense” in our Consolidated Statements of Operations.

We repaid $13.3 million and $1.4 billion of debt during the years ended December 31, 2019 and 2018, respectively, and recognized a loss on extinguishment of debt of $0.3 million and $64.7 million, respectively, which represents exit fees and the write-off of related unamortized deferred financing costs.

Our debt (excluding debt collateralized by properties classified as discontinued operations) has contractual maturities as follows:

	Principal Payments	Balloon Payments	Total
2020	$9,621	$—	$9,621
2021	16,918	—	16,918
2022	21,123	400,704	421,827
2023	19,817	—	19,817
2024	20,619	—	20,619
Thereafter	16,560	1,098,354	1,114,914
Total outstanding face amount	$104,658	$1,499,058	$1,603,716

Our debt contains various customary financial and other covenants, in some cases including Debt Service Coverage Ratio, Project Yield or Minimum Net Worth, Minimum Consolidated Tangible Net Worth, Adjusted Consolidated EBITDA to Fixed Charges and Liquid Assets provision, as defined in the agreements. We were in compliance with the covenants in our debt agreements as of December 31, 2019.

10. DERIVATIVE INSTRUMENTS
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

As of December 31, 2019, our interest rate swap liability of $5.9 million was recorded in “Accrued expenses and other liabilities” in our Consolidated Balance Sheets. For the year ended December 31, 2019, $0.2 million of loss was reclassified from accumulated other comprehensive income (loss) into earnings and was recorded in “Interest expense” in our Consolidated Statements of Operations. As of December 31, 2019, approximately $1.9 million of our swap liability, which is included in accumulated other comprehensive income (loss), is expected to be reclassified into earnings in the next 12 months.

Derivatives Not Designated as Hedging Instruments

Interest rate caps

We recognized fair value losses of $0.6 million, $2.1 million for the years ended December 31, 2019 and 2018, respectively, which are included in “Other expense” in our Consolidated Statements of Operations and “Other non-cash expense” in our Consolidated Statements of Cash Flows. The fair value loss recognized in 2017 was not material. The fair value of the interest

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

rate caps was not material as of December 31, 2019 and is included in “Receivables and other assets, net” in our Consolidated Balance Sheets. The fair value of the interest rate caps as of December 31, 2018 was $0.6 million.

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

11. ACCRUED EXPENSES AND OTHER LIABILITIES
The following table summarizes our accrued expenses and other liabilities (excluding properties classified as discontinued operations):

	December 31, 2019	December 31, 2018
Accounts payable and accrued expenses	$17,554	$16,680
Security deposits payable	2,486	2,738
Due to property managers (A)	6,752	—
Mortgage interest payable	5,665	6,402
Deferred community fees, net	5,865	4,872
Rent collected in advance	2,099	2,421
Property tax payable	5,627	3,786
Operating lease liability	1,942	—
Derivative liability	5,896	—
Other liabilities	5,434	7,261
Total accrued expenses and other liabilities	$59,320	$44,160
(A) Amounts due to Holiday and Blue Harbor as of December 31, 2018 were included in "Due to affiliates" in our Consolidated Balance Sheets. Subsequent to the Internalization effective December 31, 2018, amounts due to Holiday and Blue Harbor as of December 31, 2019 are included in "Accrued expenses and other liabilities" in our Consolidated Balance Sheets.

12. FAIR VALUE MEASUREMENTS
The carrying amounts and fair values of our financial instruments were as follows (excluding properties classified as discontinued operations):

	Fair Value Hierarchy	December 31, 2019		December 31, 2018
		Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents (A)	1	$39,614	$39,614	$72,422	$72,422
Restricted cash (A)	1	18,658	18,658	16,241	16,241
Interest rate caps (B)(D)	2	IMM	IMM	601	601
Financial Liabilities:
Mortgage debt (C)	3	$1,590,632	$1,592,855	$1,607,512	$1,607,001
Interest rate swap (B)	2	5,736	5,736	—	—
(A) The carrying approximates fair values.
(B) Fair value based on pricing models that consider inputs including forward yield curves, cap strike rates, cap volatility and discount rates.
(C) Fair value based on a discounted cash flow valuation model. Significant inputs in the model include amounts and timing of expected future cash flows and market yields which are constructed based on inputs implied from similar debt offerings. Our mortgage debt is not measured at fair value on our Consolidated Balance Sheets.
(D) As of December 31, 2019, the carrying and fair values of our interest rate caps were not material.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

13. TRANSACTIONS WITH AFFILIATES
The following disclosures describe transactions with Fortress, Holiday and Blue Harbor prior to the Internalization. For additional information regarding the Internalization, the termination of the Management Agreement with our Former Manager and the transition arrangements between the parties, please refer to Note 1.

Management Agreements

Prior to January 1, 2019, we were party to a management agreement (the “Management Agreement”) with the Former Manager, under which the Former Manager advised us on various aspects of our business and managed our day-to-day operations, subject to the supervision of our board of directors. For its management services, the Former Manager was entitled to a base management fee of 1.5% per annum of our gross equity. Gross equity was generally defined as the equity invested by Drive Shack Inc. (“Drive Shack”) (including cash contributed to us) as of the completion of the spin-off from Drive Shack, plus the aggregate offering price from stock offerings, plus certain capital contributions to subsidiaries, less capital distributions (calculated without regard to depreciation and amortization) and repurchases of common stock, calculated and payable monthly in arrears in cash. We incurred $14.8 million and $15.3 million of management fees during the years ended December 31, 2018 and 2017 respectively, under the Management Agreement, which are included in “Management fees and incentive compensation to affiliate” in our Consolidated Statements of Operations. As of December 31, 2018, we had management fee payable of $3.7 million, which is included in “Due to affiliates” in our Consolidated Balance Sheets.

The Former Manager was entitled to receive, on a quarterly basis, incentive compensation on a cumulative, but not compounding basis, in an amount equal to the product of (A) 25% of the dollar amount by which (1)(a) funds from operations (as defined in the Management Agreement) before the incentive compensation per share of common stock, plus (b) gains (or losses) from sales of property per share of common stock, plus (c) internal and third party acquisition-related expenses, plus (d) unconsummated transaction expenses, and plus (e) other non-routine items (as defined in the Management Agreement), exceed (2) an amount equal to (a) the weighted average value per share of the equity invested by Drive Shack in the assets of New Senior (including cash contributed to us) as of the completion of the spin-off and the price per share of our common stock in any offerings by us (adjusted for prior capital dividends or capital distributions, which shall be calculated without regard to depreciation and amortization and repurchases of common stock) multiplied by (b) a simple interest rate of 10% per annum, multiplied by (B) the weighted average number of shares of common stock outstanding. The Former Manager did not earn incentive compensation during the year ended December 31, 2018. The Former Manager was also entitled to receive, upon the successful completion of an equity offering, options with respect to 10% of the number of shares sold in the offering with an exercise price equal to the price paid by the purchaser in the offering.

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

For the year ended December 31, 2018, our reimbursement to the Former Manager for costs incurred for tasks and other services performed under the Management Agreement was $7.5 million, of which $6.3 million was included in “General and administrative expense” and $1.2 million was included in “Acquisition, transaction and integration expense” in our Consolidated Statements of Operations.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

For the year ended December 31, 2017, our reimbursement to the Former Manager for costs incurred for tasks and other services performed under the Management Agreement was $9.3 million, of which $7.6 million was included in “General and administrative expense” and $1.7 million was included in “Acquisition, transaction and integration expense” in our Consolidated Statements of Operations.

As of December 31, 2018, we had reimbursements payable to the Former Manager of $2.2 million, which is included in “Due to affiliates” in our Consolidated Balance Sheets.

Property Management Agreements

We are party to property management agreements with Blue Harbor, a former affiliate of Fortress, and Holiday, a portfolio company that is majority owned by a private equity fund managed by an affiliate of Fortress, to manage most of our senior housing properties. Pursuant to these property management agreements, we pay monthly property management fees. For AL/MC properties managed by Blue Harbor and Holiday, we pay management fees equal to 6% of effective gross income for the first two years and 7% thereafter. For IL properties managed by Blue Harbor and Holiday, we generally pay management fees equal to 4.5% to 5% of effective gross income. For certain property management agreements, we may also pay an incentive fee based on operating performance of the properties. No incentive fees were incurred during the years ended December 31, 2018 and 2017. Property management fees are included in “Property operating expense” in our Consolidated Statements of Operations. Other amounts paid to managers affiliated with the Former Manager that are included in property operating expense are payroll expense and travel reimbursement costs. The payroll expense is structured as a reimbursement to the property manager, who is the employer of record.

For the year ended December 31, 2018, we incurred property management fees and property-level payroll expenses of $14.3 million and $65.8 million, respectively, with respect to property managers affiliated with the Former Manager (excluding properties classified as discontinued operations), which are included in “Property operating expense” in our Consolidated Statements of Operations. Travel reimbursement costs were not material.

For the year ended December 31, 2017, we incurred property management fees and property-level payroll expenses of $11.5 million, and $54.7 million, respectively, with respect to property managers affiliated with the Former Manager (excluding properties classified as discontinued operations), which are included in “Property operating expense” in our Consolidated Statements of Operations. Travel reimbursement costs were not material.

As of December 31, 2018, we had payables for property management fees of $1.4 million, and property-level payroll expenses of $5.4 million, with respect to property managers affiliated with the Former Manager (excluding properties classified as discontinued operations), which are included in “Due to affiliates” in our Consolidated Balance Sheets. The property management agreements with managers affiliated with the Former Manager have initial terms of 5 or 10 years and provide for automatic one-year extensions after the initial term, subject to termination rights.

14. INCOME TAXES
New Senior is organized and conducts its operations to qualify as a REIT under the requirements of the Code. However, certain of our activities are conducted through our TRS and therefore are subject to federal and state income taxes at regular corporate tax rates.

The following table presents the provision (benefit) for income taxes (excluding discontinued operations):

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

	Years Ended December 31,
	2019	2018	2017
Current
Federal	$—	$(26)	$(10)
State and local	210	260	229
Total current provision	210	234	219
Deferred
Federal	—	3,699	2,553
State and local	—	1,017	(394)
Total deferred provision	—	4,716	2,159
Total provision (benefit) for income taxes	$210	$4,950	$2,378
The income tax provision relating to properties classified as discontinued operations was $0.1 million, $0.8 million, and $1.1 million for the years ended December 31, 2019, 2018, and 2017, respectively.
Generally, our effective tax rate differs from the federal statutory rate as a result of state and local taxes and non-taxable REIT income. The table below provides a reconciliation of our provision for income taxes, based on the statutory rate of 21%, to the effective tax rate (excluding discontinued operations).

	Years Ended December 31,
	2019	2018	2017
Statutory U.S. federal income tax rate	21.00%	21.00%	35.00%
Non-taxable REIT (loss)	(30.33)%	(20.91)%	(41.98)%
State and local taxes	2.26%	(0.85)%	(1.16)%
Change in federal tax rate	—%	—%	23.49%
Valuation allowance	9.24%	(2.56)%	—%
Other	0.17%	—%	0.06%
Effective income tax rate	2.34%	(3.32)%	15.41%

The tax effects of temporary differences that give rise to significant portions of our deferred tax assets and deferred tax liabilities (excluding discontinued operations) are presented below:

	December 31,
	2019	2018
Deferred tax assets:
Prepaid fees and rent	$9	$81
Net operating loss	7,330	5,860
Deferred rent	152	146
Depreciation and amortization	377	451
Other	—	103
Total deferred tax assets	7,868	6,641
Less valuation allowance	7,857	6,641
Net deferred tax assets	11	—
Deferred tax liabilities:
Depreciation and amortization	—	—
Other	11	—
Total deferred tax liabilities	11	—
Total net deferred tax assets	$—	$—

Net deferred tax assets are included within “Receivables and other assets, net” in our Consolidated Balance Sheets.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

As of December 31, 2019, our TRS had a loss carryforward of approximately $28.4 million for federal income tax purposes and $32.9 million for state income tax purposes, which will begin to expire at the end of 2034. The net operating loss carryforward can generally be used to offset future taxable income, if and when it arises.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act includes a number of significant changes to existing U.S. corporate income tax laws, most notably a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent, effective January 1, 2018. We measure deferred tax assets using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. Accordingly, our deferred tax assets were remeasured to reflect the reduction in the U.S. corporate income tax rate, resulting in a non-recurring $3.6 million increase in income tax expense for the year ended December 31, 2017 and a corresponding decrease of the same amount in our deferred tax assets as of December 31, 2017.

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income by the TRS during the periods in which temporary differences become deductible and before the net operating loss carryforward expires. We have recorded a valuation allowance of $7.9 million against our net deferred tax assets as of December 31, 2019 as management believes that it is more likely than not that our net deferred tax assets will not be realized. However, the amount of the deferred tax asset considered realizable could be adjusted if (i) estimates of future taxable income during the carryforward period are reduced or increased or (ii) objective negative evidence in the form of cumulative losses is no longer present.

New Senior and our TRS file income tax returns with the U.S. federal government and various state and local jurisdictions. Generally, we are no longer subject to tax examinations by tax authorities for tax years ended prior to December 31, 2015. The examination of our TRS federal income tax return for the year ended December 31, 2013 was completed and is no longer subject to examination. The conclusion of the examination resulted in a minimal reduction to the TRS’s net operating loss carryforward. We have assessed our tax positions for all open years and concluded that there are no material uncertainties to be recognized. As of December 31, 2019, we do not believe that there will be a significant change to uncertain tax positions during the next 12 months.

15. REDEEMABLE PREFERRED STOCK, EQUITY AND EARNINGS PER SHARE
Redeemable Preferred Stock

On December 31, 2018, we issued 400,000 shares of our Redeemable Preferred Stock to the Manager as consideration for the termination of the Management Agreement. The Redeemable Preferred Stock is non-voting and has a $100 liquidation preference. Holders of the Redeemable Preferred Stock are entitled to cumulative cash dividends at a rate per annum of 6.0% on the liquidation preference amount plus all accumulated and unpaid dividends.

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
December 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

corresponding increase in accumulated deficit. Accrued dividends are treated as deductions in the calculation of net income (loss) applicable to common stockholders.

The following table is a rollforward of our Redeemable Preferred Stock for the year ended December 31, 2019:

Balance as of December 31, 2018	$40,000
Accrued dividend on Redeemable Preferred Stock	506
Balance as of December 31, 2019	$40,506

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

Stock Options

During the year ended December 31, 2019, the Company granted options to purchase 3,572,817 shares to officers and certain employees, including options to purchase 2,999,900 shares in connection with the Internalization, with a weighted average strike price of $4.47 per share.

The fair value of our stock options as of the date of grant was determined using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Range	Weighted Average
Expected volatility (mix of historical and implied)	32.0% - 34.0%	33.7%
Expected dividend yield	9.3% - 9.6%	9.3%
Expected remaining term	6 years	6 years
Risk free rate	2.4% - 2.7%	2.7%
Fair value per option at valuation date	$0.50 - $0.64	$0.52

During the year ended December 31, 2019, 666,600 options with a weighted average strike price of $4.12, per share, were forfeited and the reversal of equity-based compensation expense was recognized in “General and administrative expense” in our Consolidated Statements of Operations. None of the options have vested and the total unrecognized compensation expense of $1.1 million as of December 31, 2019 is expected to be amortized over a weighted average term of 2.1 years.

The following is a summary of stock option activity in 2019:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Intrinsic Value
Outstanding as of December 31, 2018	7,167,024	$10.90
Options granted	3,572,817	4.47
Options exercised	—
Options forfeited	(666,600)	4.12
Options expired	—
Outstanding as of December 31, 2019	10,073,241	9.07	5.4	$14,594
Exercisable as of December 31, 2019	7,167,024	10.9	3.9	$5,596

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

Restricted Stock Awards ("RSAs")

During the year ended December 31, 2019, the Company granted 916,415 RSAs to officers and certain employees, including 800,381 RSAs issued in connection with the Internalization, with a weighted average grant date fair value of $4.40 per share and a vesting period of 1 to 3 years.

During the year ended December 31, 2019, 161,821 RSAs, with a weighted average grant date fair value of $4.12 per share, were forfeited and the reversal of equity-based compensation expense was recognized in “General and administrative expense” in our Consolidated Statements of Operations. None of the RSAs have vested and the total unrecognized compensation expense of $2.1 million as of December 31, 2019 is expected to be amortized on a straight-line basis over a weighted average term of 2.0 years. The fair value of the RSAs as of the date of grant was determined using the Company's stock price on such date.

No RSAs were granted during the years ended December 31, 2018 and 2017.

Restricted Stock Units ("RSUs")

During the year ended December 31, 2019, the Company granted 287,270 RSUs to officers and non-employee directors with a weighted average grant date fair value of $7.06 per share and vesting period of 1 to 2.8 years.

During the year ended December 31, 2019, 21,238 RSUs, with a weighted average grant date fair value of $7.39 per share, were forfeited and the reversal of equity-based compensation expense was recognized in “General and administrative expense” in our Consolidated Statements of Operations. None of the RSUs have vested and the total unrecognized compensation expense of $1.1 million as of December 31, 2019 is expected to be amortized on a straight-line basis over a weighted average term of 1.6 years. The fair value of the RSUs as of the date of grant was determined using the Company's stock price on such date.

No RSUs were granted during the years ended December 31, 2018 and 2017.

Performance Stock Units ("PSUs")

During the year ended December 31, 2019, the Company granted 992,686 PSUs to officers with a weighted average grant date fair value of $12.44 per share and vesting period of 2.4 years. Actual PSUs earned may range from 0%-200% of the PSUs allocated to the award recipient, based on the Company's total shareholder return ("TSR") compared to a peer group based on companies with similar assets and revenue over a three-year performance period that commenced on their respective grant dates.

The fair value of the PSUs as of the date of grant was determined using a Monte Carlo simulation using the following inputs:

	Range	Weighted Average
Expected volatility (historical)	28.0%	28.0%
Expected dividend yield	9.1%	9.1%
Expected remaining term	2.4 years	2.4 years
Fair value per option at valuation date	$9.96 - $13.30	$12.44

During the year ended December 31, 2019, 95,571 PSUs, with a weighted average grant date fair value of $10.10 per share, were forfeited and the reversal of equity-based compensation expense was recognized in “General and administrative expense” in our Consolidated Statements of Operations. None of the PSUs have vested and the total unrecognized compensation expense of $4.9 million as of December 31, 2019 is expected to be amortized on a straight-line basis over a weighted average term of 2.0 years.

For the year ended December 31, 2019, we recognized $3.5 million of compensation expense relating to the equity-based awards, which is included in “General and administrative expense” in our Consolidated Statements of Operations.

No PSUs were granted during the years ended December 31, 2018 and 2017.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

Equity and Dividends

During the years ended December 31, 2019, 2018 and 2017, we declared dividends per common share of $0.52, $0.78 and $1.04, respectively.

2019 Activity

In the first quarter of 2019, strike prices for outstanding options were reduced by $0.78, reflecting the portion of our 2018 dividends which were deemed return of capital.

Prior to the spin-off, Drive Shack had issued rights relating to shares of Drive Shack’s common stock (the “Drive Shack options”) to the Former Manager in connection with capital raising activities. In connection with the spin-off, 5.5 million options that were held by the Former Manager, or by the directors, officers or employees of the Former Manager, were converted into an adjusted Drive Shack option and a right relating to a number of shares of New Senior common stock (the “New Senior option”). The exercise price of each adjusted Drive Shack option and New Senior option was set to collectively maintain the intrinsic value of the Drive Shack option immediately prior to the spin-off and to maintain the ratio of the exercise price of the adjusted Drive Shack option and the New Senior option, respectively, to the fair market value of the underlying shares as of the spin-off date, in each case based on the five day average closing price subsequent to the spin-off date. The options expired or expire, as applicable, between January 12, 2015 and August 18, 2024. In January 2020, strike prices for outstanding options as of December 31, 2019 were reduced by a range of $0.26 and $0.52, reflecting the portion of our 2019 dividends which were deemed return of capital pursuant to the terms of the Plan.

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
December 31, 2019, 2018 and 2017
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

The following table presents the amounts used in computing our basic EPS and diluted EPS:

	Years Ended December 31,
	2019	2018	2017
Numerator for basic and diluted earnings per share:
Income (Loss) from continuing operations attributable to common stockholders	$6,361	$(151,628)	$17,621
Discontinued operations	(6,754)	(7,727)	(5,413)
Net income (loss) attributable to common stockholders	$(393)	$(159,355)	$12,208

Denominator:
Basic weighted average shares of common stock outstanding (A)	82,208,173	82,148,869	82,145,295
Dilutive common shares - equity awards and options (B)	1,664,085	—	596,027
Diluted weighted average shares of common stock	83,872,258	82,148,869	82,741,322

Basic earnings per common share:
Income (Loss) from continuing operations attributable to common shares	$0.08	$(1.85)	$0.21
Discontinued operations	(0.08)	(0.09)	(0.06)
Net income (loss) attributable to common shares	$—	$(1.94)	$0.15

Diluted earnings per common share:
Income (Loss) from continuing operations attributable to common shares	$0.08	$(1.85)	$0.21
Discontinued operations	(0.08)	(0.09)	(0.06)
Net income (loss) attributable to common shares	$—	$(1.94)	$0.15
(A) The outstanding shares used to calculate the weighted average basic shares excludes 754,594 restricted stock awards as of December 31, 2019, net of forfeitures, as those shares were issued but were not vested and therefore, not considered outstanding for purposes of computing basic loss per share for the year ended December 31, 2019.
(B) During the year ended December 31, 2018, 499,957 dilutive share equivalents and options were excluded given our loss position.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

16. CONCENTRATION OF CREDIT RISK
The following table presents our managed properties and other properties as a percentage of total real estate investments (based on their carrying amount and excluding properties classified as held for sale or discontinued operations):

	December 31,
	2019	2018	2017
Holiday - Managed Properties (A)
IL Properties	95.5%	95.7%	50.6%
Other Properties	—%	—%	0.5%
Holiday - Triple Net Lease Properties (A)	—%	—%	44.0%
Blue Harbor
IL Properties	0.9%	0.9%	0.8%
Other Properties	—%	—%	0.7%
All other	3.6%	3.4%	3.4%
(A) Effective May 14, 2018, we terminated our triple net leases with respect to the properties in the Holiday Portfolio and concurrently entered into property management agreements with Holiday with respect to such properties. These assets are included in the Holiday Managed IL Properties as of the date of the lease termination.

Managed Properties

The following table presents the properties managed by Holiday and Blue Harbor as a percentage of segment real estate investments, net, segment revenue and segment NOI (excluding properties classified as discontinued operations):

	As of and for the year ended December 31,
	2019		2018		2017
	Holiday	Blue Harbor	Holiday	Blue Harbor	Holiday	Blue Harbor
Segment real estate investments, net
IL Properties	98.4%	0.9%	98.5%	0.9%	97.3%	1.6%
Other Properties	—%	—%	—%	—%	37.8%	62.2%
Segment revenue
IL Properties	97.0%	2.3%	96.3%	2.8%	95.1%	4.0%
Other Properties	29.0%	71.0%	37.5%	62.5%	86.1%	13.9%
Segment NOI
IL Properties	98.5%	1.3%	98.0%	1.5%	97.7%	1.9%
Other Properties	36.4%	63.6%	14.5%	85.5%	96.8%	3.2%
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
Because Holiday and Blue Harbor manage, but do not lease our properties in the Managed IL Properties segment, we are not directly exposed to their credit risk in the same manner or to the same extent as that of our triple net lease tenant. However, we rely on Holiday and Blue Harbor’s personnel, expertise, accounting resources and information systems, proprietary information, good faith and judgment to manage our properties efficiently and effectively. We also rely on Holiday and Blue Harbor to otherwise operate our properties in compliance with the terms of the Property Management Agreements, although we have various rights as the property owner to terminate and exercise remedies under the Property Management Agreements. Holiday’s and Blue Harbor’s inability or unwillingness to satisfy their obligations under those agreements, to efficiently and effectively manage our properties, or to provide timely and accurate accounting information could have a material adverse effect on us.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

Additionally, significant changes in Holiday’s and Blue Harbor’s senior management or adverse developments in their business and affairs or financial condition could have a material adverse effect on us.

17. FUTURE MINIMUM RENTS

The following table sets forth future contracted minimum rents from the tenant within the Other Properties segment, excluding contingent payment escalations, as of December 31, 2019:

Years Ending December 31
2020	$5,904
2021	6,066
2022	6,233
2023	6,405
2024	6,581
Thereafter	38,888
Total future minimum rents	$70,077

18. COMMITMENTS AND CONTINGENCIES
As of December 31, 2019, management believes there are no material contingencies that would affect our results of operations, cash flows or financial position.

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

Proceedings Indemnified and Defended by Third Parties

From time to time, we are party to certain legal actions, regulatory investigations and claims for which third parties are contractually obligated to indemnify, defend and hold us harmless. While we are presently not being defended by any tenant and other obligated third parties in these types of matters, there is no assurance that our tenant, their affiliates or other obligated

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

third parties will continue to defend us in these matters, or that such parties will have sufficient assets, income and access to financing to enable them to satisfy their defense and indemnification obligations to us.

Environmental Costs

As a commercial real estate owner, we are subject to potential environmental costs. As of December 31, 2019, management is not aware of any environmental concerns that would have a material adverse effect on our financial position or results of operations.

Capital Improvement, Repair and Lease Commitments

We have agreed to make $1.0 million available for capital improvements during the 15-year lease period, which ends in 2030, to the triple net lease property under Watermark, none of which has been funded as of December 31, 2019. Upon funding these capital improvements, we will be entitled to a rent increase.

Leases

As the lessee, we currently lease our corporate office space located in New York, New York under an operating lease agreement. The lease requires fixed monthly rent payments, expires on June 30, 2024 and does not have any renewal option. We also currently lease equipment (dishwashers, copy machines and buses) used at certain of our managed properties under operating lease agreements. Our leases have remaining lease terms ranging from 1 month to 4.5 years. We do not include any renewal options in our lease terms for calculating our lease liability because as of December 31, 2019, we were not reasonably certain if we will exercise these renewal options at this time.

As of December 31, 2019, our future minimum lease obligations (excluding expense escalations) under our operating leases, including our office lease disclosed above and excluding discontinued operations are as follows:

Years	Operating Leases
2020	$491
2021	481
2022	467
2023	466
2024	235
Thereafter	310
Total future minimum lease payments	2,450
Less imputed interest	(508)
Total operating lease liability	$1,942

Litigation Settlement

As previously described in Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2018 and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2019, June 30, 2019 and September 30, 2019, a derivative lawsuit, captioned Cumming v. Edens, et al., C.A. No. 13007-VCS, was brought on behalf of the Company against certain current and former members of the Company’s board of directors, Fortress Investment Group LLC and certain affiliates and Holiday Acquisition Holdings LLC. On April 23, 2019, the parties reached an agreement to settle the derivative lawsuit. The settlement provided for the payment of $53.0 million to the Company and the recommendation of certain corporate governance changes in exchange for customary releases. The settlement was approved by the Delaware Court of Chancery on July 31, 2019 and a judgment issued the same day. Cash proceeds of $38.6 million were distributed to the Company, which reflected a court-approved fee and expense award to plaintiff’s counsel of $14.5 million. The Company also paid $0.3 million in unreimbursed legal fees. These proceeds were recorded in “Litigation proceeds, net” in our Consolidated Statements of Operations. The Company previously submitted and recommended the agreed-upon governance changes to its stockholders at the Company’s annual meeting of shareholders which was held in June 2019.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

19. SUBSEQUENT EVENTS
These consolidated financial statements include a discussion of material events, if any, which have occurred subsequent to December 31, 2019 (referred to as subsequent events) through the issuance of the consolidated financial statements.

On February 25, 2020, our board of directors declared a cash dividend on our common stock of $0.13 per common share for the quarter ended December 31, 2019. The dividend is payable on March 27, 2020 to shareholders of record on March 13, 2020.

On February 10, 2020, we completed the sale of all 28 AL/MC properties pursuant to the Sale Agreement, with affiliates of ReNew REIT for a gross sales price of $385.0 million.

In conjunction with the AL/MC Portfolio Disposition, we repaid existing loan agreements and entered into a new financing for $270.0 million which is secured by 14 managed IL properties. We also entered into an amended and restated $125.0 million Revolver secured by nine managed IL assets. The maturity of the Revolver has been extended to February 2024, compared to the previous maturity date in December 2021. The Revolver borrowing capacity may be increased from $125.0 million to $500.0 million, subject to customary terms and conditions.

20. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarters Ended				Year Ended December 31
	March 31	June 30	September 30	December 31
2019
Revenue	$87,331	$86,404	$85,956	$86,212	$345,903
Net operating income	34,392	35,711	35,380	36,063	141,546
Litigation proceeds, net	—	—	38,226	82	38,308
Income (Loss) from continuing operations	(9,317)	(6,962)	31,348	(6,301)	8,768
Income (Loss) from discontinued operations	(1,876)	(2,624)	(2,499)	245	(6,754)
Net income (loss)	(11,193)	(9,586)	28,849	(6,056)	2,014
Net income (loss) attributable to common stockholders	$(11,791)	$(10,185)	$28,244	$(6,661)	$(393)

Basic earnings per common share:
Income (Loss) from continuing operations attributable to common stockholders	$(0.12)	$(0.09)	$0.37	$(0.08)	$0.08
Discontinued operations	(0.02)	(0.03)	(0.03)	0.00	(0.08)
Net income (loss) attributable to common stockholders	$(0.14)	$(0.12)	$0.34	$(0.08)	$—

Diluted earnings per common share:
Income (Loss) from continuing operations attributable to common stockholders	$(0.12)	$(0.09)	$0.37	$(0.08)	$0.08
Discontinued operations	(0.02)	(0.03)	(0.03)	0.00	(0.08)
Net income (loss) attributable to common stockholders	$(0.14)	$(0.12)	$0.34	$(0.08)	$—

Weighted average number of shares of common stock outstanding
Basic	82,203,069	82,209,844	82,209,844	82,209,844	82,208,173
Diluted	82,203,069	82,209,844	83,964,231	82,209,844	82,208,173

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017
(dollars in tables in thousands, except share data)

	Quarters Ended				Year Ended December 31
	March 31	June 30	September 30	December 31
2018
Revenue	$69,046	$78,744	$87,417	$87,817	$323,024
Net operating income	40,396	38,767	34,451	36,923	150,537
Termination fee to affiliate	—	—	—	50,000	50,000
Loss on extinguishment of debt	—	58,544	—	6,202	64,746
Gain on lease termination	—	40,090	—	—	40,090
Income (Loss) from continuing operations	(12,412)	(37,705)	(18,623)	(82,888)	(151,628)
Income (Loss) from discontinued	(937)	(1,376)	(1,676)	(3,738)	(7,727)
Net income (loss)	(13,349)	(39,081)	(20,299)	(86,626)	(159,355)
Net income (loss) attributable to common stockholders	$(13,349)	$(39,081)	$(20,299)	$(86,626)	$(159,355)

Basic earnings per common share:
Income (Loss) from continuing operations attributable to common stockholders	$(0.15)	$(0.46)	$(0.23)	$(1.01)	$(1.85)
Discontinued operations	(0.01)	(0.02)	(0.02)	(0.05)	(0.09)
Net income (loss) attributable to common stockholders	$(0.16)	$(0.48)	$(0.25)	$(1.05)	$(1.94)

Diluted earnings per common share:
Income (Loss) from continuing operations attributable to common stockholders	$(0.15)	$(0.46)	$(0.23)	$(1.01)	$(1.85)
Discontinued operations	(0.01)	(0.02)	(0.02)	(0.05)	(0.09)
Net income (loss) attributable to common stockholders	$(0.16)	$(0.48)	$(0.25)	$(1.05)	$(1.94)

Weighted average number of shares of common stock outstanding
Basic	82,148,869	82,148,869	82,148,869	82,148,869	82,148,869
Diluted	82,148,869	82,148,869	82,148,869	82,148,869	82,148,869

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2019
(dollars in thousands)

		Location			Initial Cost to the Company				Gross Amount Carried at Close of Period
Property Name	Type	City	State	Encumbrances	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Total (A)	Accumulated Depreciation	Net Book Value	Year Constructed / Renovated	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Managed IL Properties
Andover Place	IL	Little Rock	AR	$13,995	$630	$14,664	$783	$1,038	$630	$15,460	$1,025	$17,115	$(2,668)	$14,447	1991/NA	2015	3-40 years
Vista de la Montana	IL	Surprise	AZ	12,450	1,131	11,077	635	333	1,131	11,193	852	13,176	(2,507)	10,669	1998/NA	2013	3-40 years
Arcadia Place	IL	Vista	CA	16,575	1,570	14,252	804	1148	1,570	14,812	1,392	17,774	(2,801)	14,973	1989/NA	2015	3-40 years
Chateau at Harveston	IL	Temecula	CA	24,126	1,564	27,532	838	324	1,564	27,770	924	30,258	(4,292)	25,966	2008/NA	2015	3-40 years
Golden Oaks	IL	Yucaipa	CA	21,702	772	24,989	867	449	772	25,218	1,087	27,077	(4,263)	22,814	2008/NA	2015	3-40 years
Rancho Village	IL	Palmdale	CA	17,812	323	22,341	882	563	323	22,500	1,286	24,109	(4,022)	20,087	2008/NA	2015	3-40 years
Simi Hills	IL	Simi Valley	CA	26,025	3,209	21,999	730	245	3,209	22,068	906	26,183	(4,221)	21,962	2006/NA	2013	3-40 years
The Remington	IL	Hanford	CA	13,628	1,300	16,003	825	634	1,300	16,212	1,250	18,762	(2,975)	15,787	1997/NA	2015	3-40 years
The Springs of Escondido	IL	Escondido	CA	15,375	670	14,392	721	1,897	670	15,598	1,412	17,680	(3,143)	14,537	1986/NA	2015	3-40 years
The Springs of Napa	IL	Napa	CA	15,408	2,420	11,978	700	539	2,420	12,175	1042	15,637	(2,465)	13,172	1996/NA	2015	3-40 years
The Westmont	IL	Santa Clara	CA	25,725	—	18,049	754	1630	—	19,090	1343	20,433	(3,847)	16,586	1991/NA	2013	3-40 years
Courtyard at Lakewood	IL	Lakewood	CO	13,875	1,327	14,198	350	566	1,327	14,364	750	16,441	(2,779)	13,662	1992/NA	2013	3-40 years
Greeley Place	IL	Greeley	CO	9,000	237	13,859	596	619	237	14,278	796	15,311	(2,840)	12,471	1986/NA	2013	3-40 years
Parkwood Estates	IL	Fort Collins	CO	12,787	638	18,055	627	408	638	18,342	748	19,728	(3,492)	16,236	1987/NA	2013	3-40 years
Pueblo Regent	IL	Pueblo	CO	9,225	446	13,800	377	302	446	14,018	461	14,925	(2,544)	12,381	1985/NA	2013	3-40 years
Quincy Place	IL	Denver	CO	16,435	1,180	18,200	825	863	1,180	18,753	1,135	21,068	(3,238)	17,830	1996/NA	2015	3-40 years
Lodge at Cold Spring	IL	Rocky Hill	CT	14,039	—	25,807	605	516	—	26,036	892	26,928	(4,720)	22,208	1998/NA	2013	3-40 years
Village Gate	IL	Farmington	CT	23,700	3,592	23,254	268	689	3,592	23,409	802	27,803	(4,081)	23,722	1989/NA	2013	3-40 years
Augustine Landing	IL	Jacksonville	FL	19,076	680	19,635	770	644	680	20,070	979	21,729	(3,174)	18,555	1999/NA	2015	3-40 years
Cherry Laurel	IL	Tallahassee	FL	12,750	1,100	20,457	668	703	1,100	20,688	1140	22,928	(4,125)	18,803	2001/NA	2013	3-40 years
Desoto Beach Club	IL	Sarasota	FL	17,925	668	23,944	668	421	668	24,002	1031	25,701	(4,561)	21,140	2005/NA	2013	3-40 years
Marion Woods	IL	Ocala	FL	19,936	540	20,048	882	919	540	20,560	1,289	22,389	(3,728)	18,661	2003/NA	2015	3-40 years
Regency Residence	IL	Port Richey	FL	15,075	1,100	14,088	771	785	1,100	14,237	1407	16,744	(3,141)	13,603	1987/NA	2013	3-40 years
Sterling Court	IL	Deltona	FL	8,939	1,095	13,960	954	725	1,095	14,424	1,215	16,734	(3,122)	13,612	2008/NA	2015	3-40 years
University Pines	IL	Pensacola	FL	21,057	1,080	19,150	777	854	1,080	19,792	989	21,861	(3,160)	18,701	1996/NA	2015	3-40 years
Venetian Gardens	IL	Venice	FL	15,812	865	21,173	860	501	865	21,351	1,183	23,399	(3,934)	19,465	2007/NA	2015	3-40 years
Windward Palms	IL	Boynton Beach	FL	16,041	1,564	20,097	867	1078	1,564	20,930	1,112	23,606	(3,926)	19,680	2007/NA	2015	3-40 years
Pinegate	IL	Macon	GA	12,902	540	12,290	811	1265	540	12,651	1715	14,906	(2,422)	12,484	2001/NA	2015	3-40 years
Kalama Heights	IL	Kihei	HI	22,896	3,360	27,212	846	656	3,360	27,521	1,193	32,074	(4,528)	27,546	2000/NA	2015	3-40 years
Illahee Hills	IL	Urbandale	IA	10,464	694	11,980	476	346	694	12,031	771	13,496	(2,507)	10,989	1995/NA	2013	3-40 years
Palmer Hills	IL	Bettendorf	IA	10,367	1,488	10,878	466	739	1,488	11,215	868	13,571	(2,375)	11,196	1990/NA	2013	3-40 years
Blair House	IL	Normal	IL	11,914	329	14,498	627	263	329	14,599	789	15,717	(2,982)	12,735	1989/NA	2013	3-40 years
Redbud Hills	IL	Bloomington	IN	16,500	2,140	17,839	797	554	2,140	18,184	1006	21,330	(3,038)	18,292	1998/NA	2015	3-40 years
Grasslands Estates	IL	Wichita	KS	13,237	504	17,888	802	235	504	17,933	992	19,429	(3,674)	15,755	2001/NA	2013	3-40 years

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2019
(dollars in thousands)

		Location			Initial Cost to the Company				Gross Amount Carried at Close of Period
Property Name	Type	City	State	Encumbrances	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Total (A)	Accumulated Depreciation	Net Book Value	Year Constructed / Renovated	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Greenwood Terrace	IL	Lenexa	KS	19,643	950	21,883	811	1,133	950	22,181	1,646	24,777	(4,086)	20,691	2003/NA	2015	3-40 years
Thornton Place	IL	Topeka	KS	11,111	327	14,415	734	280	327	14,510	919	15,756	(3,187)	12,569	1998/NA	2013	3-40 years
Jackson Oaks	IL	Paducah	KY	6,450	267	19,195	864	269	267	19,334	994	20,595	(3,916)	16,679	2004/NA	2013	3-40 years
Summerfield Estates	IL	Shreveport	LA	—	525	5,584	175	367	525	5,670	456	6,651	(1,207)	5,444	1988/NA	2013	3-40 years
Waterview Court	IL	Shreveport	LA	6,233	1,267	4,070	376	1754	1,267	5,497	703	7,467	(1,758)	5,709	1999/NA	2015	3-40 years
Bluebird Estates	IL	East Longmeadow	MA	21,081	5,745	24,591	954	491	5,745	24,957	1,079	31,781	(4,605)	27,176	2008/NA	2015	3-40 years
Quail Run Estates	IL	Agawam	MA	18,799	1,410	21,330	853	730	1,410	21,675	1238	24,323	(4,066)	20,257	1996/NA	2015	3-40 years
Blue Water Lodge	IL	Fort Gratiot	MI	16,400	62	16,034	833	212	62	16,110	969	17,141	(3,433)	13,708	2001/NA	2013	3-40 years
Genesee Gardens	IL	Flint Township	MI	15,900	420	17,080	825	645	420	17,493	1057	18,970	(3,009)	15,961	2001/NA	2015	3-40 years
Briarcrest Estates	IL	Ballwin	MO	11,287	1,255	16,509	525	640	1,255	16,831	843	18,929	(3,227)	15,702	1990/NA	2013	3-40 years
Country Squire	IL	St. Joseph	MO	12,467	864	16,353	627	409	864	16,443	946	18,253	(3,332)	14,921	1990/NA	2013	3-40 years
Orchid Terrace	IL	St. Louis	MO	23,929	1061	26,636	833	116	1061	26,664	921	28,646	(4965)	23,681	2006/NA	2013	3-40 years
Chateau Ridgeland	IL	Ridgeland	MS	7,492	967	7,277	535	362	967	7,403	771	9,141	(1,834)	7,307	1986/NA	2013	3-40 years
Aspen View	IL	Billings	MT	14,110	930	22,611	881	990	930	23,414	1068	25,412	(3,860)	21,552	1996/NA	2015	3-40 years
Grizzly Peak	IL	Missoula	MT	16,717	309	16,447	658	267	309	16,541	831	17,681	(3273)	14,408	1997/NA	2013	3-40 years
Cedar Ridge	IL	Burlington	NC	15,637	1,030	20,330	832	506	1,030	20,692	976	22,698	(3,230)	19,468	2006/NA	2015	3-40 years
Crescent Heights	IL	Concord	NC	20,318	1960	21,290	867	385	1960	21,476	1066	24,502	(3,979)	20,523	2008/NA	2015	3-40 years
Durham Regent	IL	Durham	NC	16,425	1061	24,149	605	500	1061	24,479	775	26,315	(4,423)	21,892	1989/NA	2013	3-40 years
Forsyth Court	IL	Winston Salem	NC	12,829	1428	13,286	499	1673	1428	14,512	946	16,886	(2,835)	14,051	1989/NA	2015	3-40 years
Jordan Oaks	IL	Cary	NC	19,950	2,103	20,847	774	442	2,103	20,908	1,155	24,166	(4,207)	19,959	2003/NA	2013	3-40 years
Lodge at Wake Forest	IL	Wake Forest	NC	21,783	1209	22,571	867	547	1209	22,882	1103	25,194	(3985)	21,209	2008/NA	2015	3-40 years
Shads Landing	IL	Charlotte	NC	21,005	1,939	21,988	846	310	1,939	22,167	977	25,083	(4,164)	20,919	2008/NA	2015	3-40 years
Woods at Holly Tree	IL	Wilmington	NC	27,382	3310	24,934	811	630	3310	25,140	1235	29,685	(4,110)	25,575	2001/NA	2015	3-40 years
Rolling Hills Ranch	IL	Omaha	NE	13,817	1,022	16,251	846	309	1,022	16,452	954	18,428	(3,202)	15,226	2007/NA	2015	3-40 years
Maple Suites	IL	Dover	NH	24,060	1,084	30,943	838	458	1,084	31,175	1,064	33,323	(5,452)	27,871	2007/NA	2015	3-40 years
Montara Meadows	IL	Las Vegas	NV	11,670	1840	11,654	1206	2041	1840	12,583	2,318	16,741	(3,574)	13,167	1986/NA	2015	3-40 years
Sky Peaks	IL	Reno	NV	18,900	1,061	19,793	605	322	1,061	19,870	850	21,781	(3,836)	17,945	2002/NA	2013	3-40 years
Fleming Point	IL	Greece	NY	19,875	699	20,644	668	678	699	21,062	928	22,689	(3,992)	18,697	2004/NA	2013	3-40 years
Manor at Woodside	IL	Poughkeepsie	NY	16,576	—	12,130	670	1496	—	12,919	1377	14,296	(3,359)	10,937	2001/NA	2013	3-40 years
Maple Downs	IL	Fayetteville	NY	20,850	782	25,656	668	562	782	25,984	902	27,668	(4,733)	22,935	2003/NA	2013	3-40 years
Alexis Gardens	IL	Toledo	OH	17,384	450	18,412	811	666	450	18,871	1018	20,339	(3169)	17,170	2002/NA	2015	3-40 years
Copley Place	IL	Copley	OH	14,796	553	19,125	867	315	553	19,335	972	20,860	(3,531)	17,329	2008/NA	2015	3-40 years
Lionwood	IL	Oklahoma City	OK	4,372	744	5,180	383	1,121	744	6,264	420	7,428	(1,570)	5,858	2000/NA	2015	3-40 years
Fountains at Hidden Lakes	IL	Salem	OR	9,750	903	6,568	—	343	903	6,893	18	7,814	(1,132)	6,682	1990/NA	2013	3-40 years

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2019
(dollars in thousands)

		Location			Initial Cost to the Company				Gross Amount Carried at Close of Period
Property Name	Type	City	State	Encumbrances	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Total (A)	Accumulated Depreciation	Net Book Value	Year Constructed / Renovated	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Hidden Lakes	IL	Salem	OR	17,325	1,389	16,639	893	621	1,389	17,024	1,129	19,542	(3,605)	15,937	1990/NA	2013	3-40 years
Parkrose Chateau	IL	Portland	OR	12,569	2,742	17,472	749	737	2,742	17,981	977	21,700	(3,098)	18,602	1991/NA	2015	3-40 years
Rock Creek	IL	Hillsboro	OR	16,427	1,617	11,783	486	194	1,617	11,823	640	14,080	(2,381)	11,699	1996/NA	2013	3-40 years
Sheldon Oaks	IL	Eugene	OR	14,325	1,577	17,380	675	286	1,577	17,545	796	19,918	(3,472)	16,446	1995/NA	2013	3-40 years
Stone Lodge	IL	Bend	OR	19,675	1,200	25,753	790	847	1,200	26,311	1,079	28,590	(3,931)	24,659	1999/NA	2015	3-40 years
Stoneybrook Lodge	IL	Corvallis	OR	25,875	1,543	18,119	843	312	1,543	18,264	1,010	20,817	(3,761)	17,056	1999/NA	2013	3-40 years
The Regent	IL	Corvallis	OR	11,325	1,111	7,720	228	350	1,111	7,807	491	9,409	(1,538)	7,871	1983/NA	2013	3-40 years
Essex House	IL	Lemoyne	PA	16,050	936	25,585	668	324	936	25,648	929	27,513	(4,715)	22,798	2002/NA	2013	3-40 years
Manor at Oakridge	IL	Harrisburg	PA	15,150	992	24,379	764	233	992	24,498	878	26,368	(4,543)	21,825	2000/NA	2013	3-40 years
Niagara Village	IL	Erie	PA	12,845	750	16,544	790	675	750	16,984	1,025	18,759	(2,993)	15,766	1999/NA	2015	3-40 years
Walnut Woods	IL	Boyertown	PA	15,600	308	18,058	496	699	308	18,552	701	19,561	(3,353)	16,208	1997/NA	2013	3-40 years
Indigo Pines	IL	Hilton Head	SC	15,334	2,850	15,970	832	1,729	2,850	16,692	1,839	21,381	(3,408)	17,973	1999/NA	2015	3-40 years
Holiday Hills Estates	IL	Rapid City	SD	12,063	430	22,209	790	497	430	22,547	949	23,926	(3,442)	20,484	1999/NA	2015	3-40 years
Echo Ridge	IL	Knoxville	TN	20,910	1,522	21,469	770	517	1,522	21,812	944	24,278	(3,544)	20,734	1997/NA	2015	3-40 years
Uffelman Estates	IL	Clarksville	TN	9,600	625	10,521	298	428	625	10,746	501	11,872	(2,022)	9,850	1993/NA	2013	3-40 years
Arlington Plaza	IL	Arlington	TX	7,135	319	9,821	391	277	319	9,912	577	10,808	(2,029)	8,779	1987/NA	2013	3-40 years
Cypress Woods	IL	Kingwood	TX	16,991	1,376	19,815	860	500	1,376	20,096	1,079	22,551	(3,747)	18,804	2008/NA	2015	3-40 years
Dogwood Estates	IL	Denton	TX	15,779	1,002	18,525	714	238	1,002	18,659	818	20,479	(3,670)	16,809	2005/NA	2013	3-40 years
Madison Estates	IL	San Antonio	TX	9,262	1,528	14,850	268	998	1,528	15,249	867	17,644	(2,876)	14,768	1984/NA	2013	3-40 years
Pinewood Hills	IL	Flower Mound	TX	15,000	2,073	17,552	704	321	2,073	17,728	849	20,650	(3,524)	17,126	2007/NA	2013	3-40 years
The Bentley	IL	Dallas	TX	13,725	2,351	12,270	526	583	2,351	12,596	783	15,730	(2,561)	13,169	1996/NA	2013	3-40 years
The El Dorado	IL	Richardson	TX	7,350	1,316	12,220	710	374	1,316	12,365	939	14,620	(2,758)	11,862	1996/NA	2013	3-40 years
Ventura Place	IL	Lubbock	TX	14,100	1,018	18,034	946	594	1,018	18,194	1,380	20,592	(4,032)	16,560	1997/NA	2013	3-40 years
Whiterock Court	IL	Dallas	TX	10,239	2,837	12,205	446	505	2,837	12,401	755	15,993	(2,531)	13,462	2001/NA	2013	3-40 years
Chateau Brickyard	IL	Salt Lake City	UT	6,300	700	3,297	15	1,717	700	4,596	433	5,729	(1,511)	4,218	1984/2007	2012	3-40 years
Olympus Ranch	IL	Murray	UT	18,032	1,407	20,515	846	597	1,407	20,933	1,025	23,365	(3,585)	19,780	2008/NA	2015	3-40 years
Pioneer Valley Lodge	IL	North Logan	UT	5,908	1,049	17,920	740	226	1,049	18,003	883	19,935	(3,657)	16,278	2001/NA	2013	3-40 years
Colonial Harbor	IL	Yorktown	VA	16,389	2,211	19,523	689	503	2,211	19,606	1,109	22,926	(3,944)	18,982	2005/NA	2013	3-40 years
Elm Park Estates	IL	Roanoke	VA	13,582	990	15,648	770	568	990	15,939	1,047	17,976	(2,777)	15,199	1991/NA	2015	3-40 years
Heritage Oaks	IL	Richmond	VA	11,025	1,630	9,570	705	1,860	1,630	10,763	1,372	13,765	(3,095)	10,670	1987/NA	2013	3-40 years
Bridge Park	IL	Seattle	WA	15,168	2,315	18,607	1,135	502	2,315	18,833	1,411	22,559	(3,670)	18,889	2008/NA	2015	3-40 years
Peninsula	IL	Gig Harbor	WA	20,480	2,085	21,983	846	224	2,085	22,132	921	25,138	(3,706)	21,432	2008/NA	2015	3-40 years
Oakwood Hills	IL	Eau Claire	WI	13,275	516	18,872	645	182	516	18,904	795	20,215	(3,642)	16,573	2003/NA	2013	3-40 years
The Jefferson	IL	Middleton	WI	13,394	1,460	15,540	804	584	1,460	15,947	981	18,388	(2,781)	15,607	2005/NA	2015	3-40 years
Managed IL Properties Total				1,553,978	126,068	1,781,720	71,208	65,222	126,068	1,816,961	101,189	2,044,218	(343,438)	1,700,780

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2019
(dollars in thousands)

		Location			Initial Cost to the Company				Gross Amount Carried at Close of Period
Property Name	Type	City	State	Encumbrances	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Total (A)	Accumulated Depreciation	Net Book Value	Year Constructed / Renovated	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Other Properties
Watermark at Logan Square	CCRC	Philadelphia	PA	49,738	8,575	46,031	2,380	990	8,575	46,776	2,625	57,976	(8,013)	49,963	1984/2009	2015	3-40 years
Other Properties Total				49,738	8,575	46,031	2,380	990	8,575	46,776	2,625	57,976	(8,013)	49,963

All Other Assets
Corporate FF&E & Leasehold Improvements	N/A	New York	NY	—	—	—	—	635	—	129	506	635	(104)	531	N/A	2018	3-5 years
Right-of-use asset	N/A	N/A	N/A	—	—	—	—	1,850	—	—	1,850	1,850	—	1,850	N/A	N/A	3-5 years
All Other Assets Total				—	—	—	—	2,485	—	129	2,356	2,485	(104)	2,381

Properties Classified As Continuing Operations Total				$1,603,716	$134,643	$1,827,751	$73,588	$68,697	$134,643	$1,863,866	$106,170	$2,104,679	$(351,555)	$1,753,124

Properties Classified As Discontinued Operations
Desert Flower	AL/MC	Scottsdale	AZ	$5,697	$2,295	$16,901	$101	$1,770	$2,295	$18,117	$655	$21,067	$(4,206)	$16,861	1999/2005	2012	3-40 years
Orchard Park	AL/MC	Clovis	CA	4,591	1,126	16,889	45	1,796	1,126	18,154	576	19,856	(3,989)	15,867	1998/2007	2012	3-40 years
Sunshine Villa	AL/MC	Santa Cruz	CA	11,003	2,242	21,082	58	1,163	2,242	21,699	604	24,545	(4,784)	19,761	1990/NA	2012	3-40 years
Barkley Place	AL/MC	Fort Myers	FL	10,877	1,929	9,158	1,040	2,257	1,929	10,426	2,029	14,384	(3,434)	10,950	1988/NA	2013	3-40 years
Grace Manor	AL/MC	Port Orange	FL	4,044	950	4,482	135	529	950	4,784	362	6,096	(818)	5,278	2011/NA	2015	3-40 years
Royal Palm	AL/MC	Port Charlotte	FL	13,698	2,018	13,696	1,370	3,000	2,018	15,602	2,464	20,084	(4,927)	15,157	1985/NA	2013	3-40 years
Summerfield	AL/MC	Bradenton	FL	11,870	1,367	14,361	1,247	2,204	1,367	15,062	2,750	19,179	(4,766)	14,413	1988/NA	2013	3-40 years
Sunset Lake Village	AL/MC	Venice	FL	9,598	1,073	13,254	838	969	1,073	13,413	1,648	16,134	(3,570)	12,564	1998/NA	2013	3-40 years
Village Place	AL/MC	Port Charlotte	FL	7,985	1,064	8,503	679	1,608	1,064	8,877	1,913	11,854	(2,773)	9,081	1998/NA	2013	3-40 years
Ivy Springs Manor	AL/MC	Buford	GA	13,366	1,230	13,067	270	385	1,230	13,203	519	14,952	(2,022)	12,930	2012/NA	2015	3-40 years
Willow Park	AL/MC	Boise	ID	7,883	1,456	13,548	58	1,392	1,456	14,682	316	16,454	(3,317)	13,137	1997/2011	2012	3-40 years
Grandview	AL/MC	Peoria	IL	10,977	1,606	12,015	280	510	1,606	12,291	514	14,411	(2,114)	12,297	2014	2014	3-40 years
The Gardens	AL/MC	Ocean Springs	MS	5,904	850	7,034	460	766	850	7,481	779	9,110	(1,856)	7,254	1999/2004/2013	2014	3-40 years
Courtyards at Berne Village	AL/MC	New Bern	NC	14,456	1,657	12,893	1,148	1,589	1,657	13,847	1,783	17,287	(4,150)	13,137	1985/2004	2013	3-40 years
Kirkwood Corners	AL/MC	Lee	NH	2,377	578	1,847	124	568	578	2,159	380	3,117	(680)	2,437	1996	2014	3-40 years
Pine Rock Manor	AL/MC	Warner	NH	7,803	780	8,580	378	581	780	8,928	611	10,319	(2,169)	8,150	1994	2014	3-40 years
Pines of New Market	AL/MC	Newmarket	NH	5,680	629	4,879	353	523	629	5,189	566	6,384	(1,303)	5,081	1999	2014	3-40 years
Sheldon Park	AL/MC	Eugene	OR	8,585	929	20,662	91	1,736	929	22,028	461	23,418	(4,777)	18,641	1998/NA	2012	3-40 years
Glen Riddle	AL/MC	Media	PA	19,092	1,931	16,169	870	1,949	1,931	17,635	1,353	20,919	(4,315)	16,604	1995/NA	2013	3-40 years
Maple Court	AL/MC	Powell	TN	3,551	761	6,482	305	169	761	6,522	434	7,717	(1,358)	6,359	2013	2014	3-40 years
Raintree Terrace	AL/MC	Knoxville	TN	6,346	643	8,643	490	696	643	8,883	946	10,472	(2,395)	8,077	2012	2014	3-40 years
Courtyards at River Park	AL/MC	Fort Worth	TX	19,831	2,140	16,671	672	2,368	2,140	18,118	1,593	21,851	(4,963)	16,888	1986/NA	2012	3-40 years
Legacy at Bear Creek	AL/MC	Keller	TX	3,873	1,770	11,468	810	404	1,770	11,585	1,097	14,452	(2,063)	12,389	2013/NA	2015	3-40 years
Legacy at Georgetown	AL/MC	Georgetown	TX	3,797	3,540	14,653	840	267	3,540	14,739	1,021	19,300	(2,429)	16,871	2013/NA	2015	3-40 years
Windsor	AL/MC	Dallas	TX	20,735	5,580	31,306	1,250	3,030	5,580	33,363	2,223	41,166	(6,351)	34,815	1972/2009	2014	3-40 years

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2019
(dollars in thousands)

		Location			Initial Cost to the Company				Gross Amount Carried at Close of Period
Property Name	Type	City	State	Encumbrances	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Total (A)	Accumulated Depreciation	Net Book Value	Year Constructed / Renovated	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Canyon Creek	AL/MC	Cottonwood Heights	UT	4,320	1,488	16,308	59	1,302	1,488	17,103	566	19,157	(3,917)	15,240	2001/NA	2012	3-40 years
Golden Living	AL/MC	Taylorsville	UT	7,116	1,111	3,126	39	1,372	1,111	3,900	637	5,648	(1,347)	4,301	1976/1994	2012	3-40 years
Heritage Place	AL/MC	Bountiful	UT	13,335	570	9,558	50	1,488	570	10,564	532	11,666	(2,926)	8,740	1978/2000	2012	3-40 years
Right of use asset	N/A	N/A	N/A	—	—	—	—	122	—	—	122	122	—	122	N/A	N/A	3-5 years
Properties Classified As Discontinued Operations Total				258,390	43,313	347,235	14,060	36,513	43,313	368,354	29,454	441,121	(87,719)	353,402

Grand Total				$1,862,106	$177,956	$2,174,986	$87,648	$105,210	$177,956	$2,232,220	$135,624	$2,545,800	$(439,274)	$2,106,526
(A) For United States federal income tax purposes, the initial aggregate cost basis, including furniture, fixtures, and equipment, was approximately $2.55 billion as of December 31, 2019.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2019
(dollars in thousands)

The following table is a rollforward of the gross carrying amount and accumulated depreciation of real estate assets (depreciation is calculated on a straight line basis using the estimated useful lives detailed in Note 2):

	Years Ended December 31,
Gross carrying amount	2019	2018	2017
Beginning of period	$2,513,769	$2,511,762	$2,773,179
Acquisitions	—	—	—
Additions(A)	33,380	32,072	20,667
Sales and/or transfers to assets held for sale	—	(18,294)	(280,593)
Impairment of real estate held for sale	—	(8,725)	—
Disposals and other	(1,349)	(3,046)	(1,491)
End of period	$2,545,800	$2,513,769	$2,511,762

Accumulated depreciation
Beginning of period	$(358,368)	$(275,794)	$(218,968)
Depreciation expense	(80,937)	(87,698)	(91,623)
Sales and/or transfers to assets held for sale	—	5,124	34,728
Disposals and other	31	—	69
End of period	$(439,274)	$(358,368)	$(275,794)
(A) For the year ended December 31, 2019, this amount includes our operating lease right-of-use asset of $2.0 million.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2019, the Company’s internal controls over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our executive officers is provided in Part I of this Annual Report on Form 10-K under the heading "Executive Officers of the Registrant".

ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference to our definitive proxy statement for the 2019 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A Exchange Act, within 120 days after the fiscal year ended December 31, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference to our definitive proxy statement for the 2019 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A Exchange Act, within 120 days after the fiscal year ended December 31, 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Incorporated by reference to our definitive proxy statement for the 2019 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A Exchange Act, within 120 days after the fiscal year ended December 31, 2019.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated by reference to our definitive proxy statement for the 2019 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A Exchange Act, within 120 days after the fiscal year ended December 31, 2019.

PART IV
ITEM 15. EXHIBITS; FINANCIAL STATEMENT SCHEDULES

(a)	Financial statements and schedules: See “Financial Statements and Supplementary Data” included in Part II, Item 8 of this Form 10-K
(b)	Exhibits filed with this Form 10-K:
2.1
Separation and Distribution Agreement dated October 16, 2014, between New Senior Investment Group Inc, and Drive Shack (incorporated by reference to Drive Shack’s Quarterly Report on Form 10-Q, Exhibit 2.2, filed on November 5, 2014).

	3.1	Amended and Restated Certificate of Incorporation of New Senior Investment Group Inc.. (incorporated by reference to New Senior’s Current Report on Form 8-K, Exhibit 3.1, filed on June 13, 2019).
	3.2	Certificate of Designation for the Series A Preferred Stock (incorporated by reference to New Senior’s Current Report on Form 8-K, Exhibit 3.1, filed on January 3, 2019).
	3.3	Amended and Restated Bylaws of New Senior Investment Group Inc. (incorporated by reference to New Senior’s Report on Form 8-K, Exhibit 3.1, filed on February 26, 2020).
	4.1	Description of Securities.
	10.1	Management and Advisory Agreement between New Senior Investment Group Inc. and FIG LLC (incorporated by reference to the New Senior's Current Report on Form 8-K, filed November 12, 2014).
10.2
Lease Termination Agreement dated as of May 9, 2018, by and among NCT Master Tenant I LLC and NCT Master Tenant II LLC (as Tenants), Holiday AL Holdings LP (as Guarantor) and the other parties named therein (incorporated by reference to New Senior's Annual Report on Form 10-K, Exhibit 10.2, filed on February 26,2019).

10.3
Termination and Cooperation Agreement, dated November 19, 2018, by and between New Senior
Investment Group Inc. and FIG LLC (incorporated by reference to New Senior’s Current Report on Form 8-
K, Exhibit 10.1, filed on November 20, 2018).

10.4
Transition Services Agreement, dated December 31, 2018, by and between New Senior Investment Group Inc. and FIG LLC (incorporated by reference to New Senior's Current Report on Form 8-K, Exhibit 10.1, filed on January 3, 2019).

10.5**
Letter Agreement, dated November 16, 2018, by and between New Senior Investment Group Inc. and Susan Givens (incorporated by reference to New Senior's Annual Report on Form 10-K, Exhibit 10.5, filed on February 26, 2019).

10.6**
Letter Agreement, dated December 18, 2018, by and between New Senior Investment Group Inc. and Bhairav Patel (incorporated by reference to New Senior's Annual Report on Form 10-K, Exhibit 10.7, filed on February 26, 2019).

	10.7**	Letter Agreement, dated April 9, 2020, by and between New Senior Investment Group Inc. and Lori B. Marino.
10.8**
Form of Indemnification Agreement by and between New Senior Investment Group Inc. and its directors and officers (incorporated by reference to Amendment No. 1 to New Senior's Registration Statement on Form 10, filed July 29, 2014).

10.9**
Amended and Restated New Senior Investment Group Inc. Nonqualified Stock Option and Incentive Award Plan (incorporated by reference to New Senior's Registration Statement on Form S-8, Exhibit 99.1, filed on January 22, 2019)

	10.10**	Form of Restricted Stock Award Agreement (incorporated by reference to New Senior's Annual Report on Form 10-K, Exhibit 10.10, filed on February 26, 2019).
	10.11**	Form of Option Award Agreement (incorporated by reference to New Senior's Annual Report on Form 10-K, Exhibit 10.11, filed on February 26, 2019).
	10.12**	Form of Restricted Stock Unit Award Agreement for Directors (incorporated by reference to New Senior’s Quarterly Report on Form 10-Q, Exhibit 10.1, filed on August 5, 2019).
	10.13**	Form of Restricted Stock Unit Award Agreement for Executive Officers (incorporated by reference to New Senior’s Quarterly Report on Form 10-Q, Exhibit 10.2, filed on August 5, 2019).
	10.14**	Form of Performance Stock Unit Award Agreement for Executive Officers (incorporated by reference to New Senior’s Quarterly Report on Form 10-Q, Exhibit 10.3, filed on August 5, 2019).
10.15
Multifamily Loan and Security Agreement - Seniors Housing dated as of August 12, 2015, by and between SNR 27 Alexis Gardens Owner LLC, a Delaware limited liability company, as Borrower (“Borrower”), and Walker & Dunlop, LLC, as Lender (“Lender”) (incorporated by reference to New Senior’s Current Report on Form 8-K, Exhibit 10.1, filed on August 17, 2015).

10.16
Multifamily Note - Fixed Rate Defeasance, dated as of August 12, 2015, executed by Borrower in favor of Lender, as defined in Exhibit 10.10 (incorporated by reference to New Senior’s Current Report on Form 8-K, Exhibit 10.2, filed on August 17, 2015).

10.17
Master Multifamily Loan and Security Agreement - Senior Housing, dated as of October 10, 2018, by and among the entities listed on Schedule 1 thereto, as Borrowers, and Lender (incorporated by reference to New Senior’s Current Report on Form 8-K, Exhibit 10.1, filed on October 15, 2018).

10.18
Multifamily Note - Floating Rate, dated as of October 10, 2018, executed by Borrowers in favor of Lender (incorporated by reference to New Senior’s Current Report on Form 8-K, Exhibit 10.2, filed on October 15, 2018).

10.19
Credit Agreement, dated as of December 13, 2018, by and among the Company, as borrower, Agent, the lenders that are parties therein, and KeyBanc Capital Markets Inc., as lead arranger (incorporated by reference to New Senior’s Current Report on Form 8-K, Exhibit 10.1, filed December 19, 2018).

10.20	First Amendment to Credit Agreement, dated as of May 10, 2019, by and among the Company, as borrower, Agent, the lenders that are parties therein, and KeyBanc Captial Markets Inc., as lead arranger.
10.21
Second Amendment to Credit Agreement and Other Loan Documents, dated as of February 10, 2020, by and among the Company, as borrower, Agent, the lenders that are parties therein, and KeyBanc Capital Markets Inc., as lead arranger (incorporated by reference to New Senior's Current Report on Form 8-K, Exhibit 10.1, filed on February 11, 2020).

10.22
Multifamily Loan and Security Agreement, dated as of February 10, 2020, by and between SNR 24 Bluebird Estates Owner LLC, as Borrower, and KeyBank National Association, as Lender (incorporated by reference to New Senior's Current Report on Form 8-K, Exhibit 10.2, filed on February 11, 2020).

10.23
Multifamily Note – Floating Rate, dated as of February 10, 2020, executed by SNR 24 Bluebird Estates Owner LLC in favor of KeyBank National Association (incorporated by reference to New Senior’s Current Report on Form 8-K, Exhibit 10.3, filed on February 11, 2020).

10.24
Purchase and Sale Agreement, dated October 31, 2019, by and among the Seller and various purchaser parties named therein (incorporated by reference to New Senior's Current Report on Form 8-K, Exhibit 10.4, filed on February 11, 2020).

21.1	Subsidiaries of the registrant.
23.1	Consent of Ernst & Young LLP, independent registered accounting firm.
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101
*	XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.
**	Management contract or compensatory plan or arrangement.

In accordance with Instruction 2 to Item 601 of Regulation S-K, the Company has filed only one of 28 Multifamily Loan and Security Agreements dated as of August 12, 2015 and the related Multifamily Notes as Exhibit 10.15 and Exhibit 10.16, respectively, as the omitted Multifamily Loan and Security Agreements and the related Multifamily Notes are substantially identical in all material respects to the loan and note filed as exhibits, except as to the borrower thereto, the principal amount and certain property-specific provisions.
In accordance with Instruction 2 to Item 601 of Regulation S-K, the Company has filed only one of 50 Multifamily Loan and Security Agreements dated as of October 10, 2018 and the related Multifamily Notes as Exhibit 10.17 and Exhibit 10.18, respectively, as the omitted Multifamily Loan and Security Agreements and the related Multifamily Notes are substantially identical in all material respects to the loan and note filed as exhibits, except as to the borrower thereto, the principal amount and certain property-specific provisions.
In accordance with Instruction 2 to Item 601 of Regulation S-K, the Company has filed only one of the 14 Multifamily Loan and Security Agreements dated February 10, 2020 and the related Multifamily Notes as Exhibit 10.22 and Exhibit 10.23, respectively, as the omitted Multifamily Loan and Security Agreements and the related Multifamily Notes are substantially identical in all material respects to the loan and note filed as exhibits, except as to the borrower thereto, the principal amount and certain property-specific provisions.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

NEW SENIOR INVESTMENT GROUP
By:	/s/ Bhairav Patel
Name: Bhairav Patel
Title: Executive Vice President of Finance and Accounting and Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

	Director and Chief Executive Officer (Principal Executive Officer)	February 27, 2020
Susan L. Givens

	Executive Vice President of Finance and Accounting and Interim Chief Financial Officer (Principal Accounting Officer)	February 27, 2020
Bhairav Patel

	Chairman of the Board	February 27, 2020
Robert F. Savage

	Director	February 27, 2020
Virgis W. Colbert

	Director	February 27, 2020
Michael D. Malone

	Director	February 27, 2020
Stuart A. McFarland

	Director	February 27, 2020
David H. Milner

	Director	February 27, 2020
Cassia van Hoof Holstein