Form 10-Q
period 2020-03-31
New Senior Investment Group Inc.
filed 2020-05-08
CIK 1610114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

Common stock, par value $0.01 per share: 82,880,222 shares outstanding as of May 1, 2020.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of New Senior Investment Group Inc.’s (“New Senior,” the “Company,” “we,” “us” or “our”) investments, the stability of our earnings, and our financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “would,” “should,” “potential,” “intend,” “expect,” “plan,” “endeavor,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual outcome of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•
the duration and scope of the novel coronavirus (“COVID-19”) global pandemic, its impact on occupancy rates and on the Company’s operations and the operations of its operators/tenant; actions that local, state and the federal government take in response to the pandemic, including the introduction of public health measures and other regulations that could affect the operations of our properties; the effects of the health and safety measures adopted by us and our operators/tenant related to the pandemic; increased operational costs as a result of health and safety measures related to COVID-19, and the overall impact of COVID-19 on our business, results of operations, financial condition and liquidity, as well as on the price of our common stock;

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

•
our ability to manage our liquidity and sustain distributions to our stockholders, particularly in light of the cash shortfall described in our risk factors under “Part II, Item 1A”. and under “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources”;

•	our dependence on our property managers and tenant to operate our properties successfully and in compliance with the terms of our agreements with them, applicable law and the terms of our financings;

•	factors affecting the performance of our properties, such as increases in costs (including, but not limited to, the costs of labor, supplies, insurance and property taxes);

•
concentration risk with respect to Holiday Retirement (“Holiday”), which, for the three months ended March 31, 2020, accounted for 94.3% of total net operating income (“NOI”) from continuing operations;

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

•
the ability of our property managers and tenant to maintain the financial strength and liquidity necessary to satisfy their respective obligations and liabilities to us and third parties, particularly in light of the impacts of the COVID-19 pandemic on their businesses;

•
the quality and size of our investment pipeline, our ability to execute investments at attractive risk-adjusted prices, our ability to finance our investments on favorable terms, and our ability to deploy investable cash in a timely manner;

•
our ability to sell properties on favorable terms and to realize the anticipated benefits from any such dispositions, including as a result a reduction of real estate value related to the COVID-19 pandemic;

•
changes in economic conditions generally and the real estate, senior housing and bond markets specifically, including general economic uncertainty as a result of the COVID-19 pandemic and a worsening of global economic conditions or low levels of economic growth;

•	our stock price performance and any disruption or lack of access to the capital markets or other sources of financing, including as a result of factors influenced by the COVID-19 pandemic;

•	the impact of any current or future legal proceedings and regulatory investigations and inquiries on us or our operators;

•	our reliance on our operators for timely delivery of accurate property-level financial results; and

•
our ability to maintain our qualification as a Real Estate Investment Trust (“REIT”) for U.S. federal income tax purposes and the potentially onerous consequences that any failure to maintain such qualification would have on our business.

Although we believe that the expectations reflected in any forward-looking statements contained herein are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. The factors noted above could cause our actual results to differ significantly from those indicated by any forward-looking statement

Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our management’s views only as of the date of this Quarterly Report on Form 10-Q, and to consider carefully the factors discussed in “Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q and “Part I, Item 1A. “Risk Factors” of our 2019 Annual Report on Form 10-K in evaluating these forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

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

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Real estate investments:
Land	$134,643	$134,643
Buildings, improvements and other	1,972,758	1,970,036
Accumulated depreciation	(368,979)	(351,555)
Net real estate property	1,738,422	1,753,124
Acquired lease and other intangible assets	7,642	7,642
Accumulated amortization	(2,327)	(2,238)
Net real estate intangibles	5,315	5,404
Net real estate investments	1,743,737	1,758,528

Assets from discontinued operations	—	363,489
Cash and cash equivalents	135,103	39,614
Receivables and other assets, net	32,148	33,078
Total Assets	$1,910,988	$2,194,709

Liabilities, Redeemable Preferred Stock and Equity
Liabilities
Debt, net	$1,585,936	$1,590,632
Liabilities from discontinued operations	—	267,856
Accrued expenses and other liabilities	62,313	59,320
Total Liabilities	1,648,249	1,917,808

Commitments and contingencies (Note 13)

Redeemable preferred stock, $0.01 par value with $100 liquidation preference, 400,000 shares authorized, issued and outstanding as of both March 31, 2020 and December 31, 2019	40,500	40,506

Equity
Preferred stock, $0.01 par value, 99,600,000 shares (excluding 400,000 shares of redeemable preferred stock) authorized, none issued or outstanding as of both March 31, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 82,880,222 and 82,964,438 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	829	830
Additional paid-in capital	902,288	901,889
Accumulated deficit	(666,424)	(660,588)
Accumulated other comprehensive loss	(14,454)	(5,736)
Total Equity	222,239	236,395

Total Liabilities, Redeemable Preferred Stock and Equity	$1,910,988	$2,194,709

See accompanying notes to consolidated financial statements (unaudited).

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended March 31,
	2020	2019
Revenues
Resident fees and services	$85,007	$85,749
Rental revenue	1,583	1,582
Total revenues	86,590	87,331

Expenses
Property operating expense	51,065	52,939
Interest expense	17,219	19,850
Depreciation and amortization	17,536	16,994
General and administrative expense	5,846	4,978
Acquisition, transaction and integration expense	133	492
Loss on extinguishment of debt	5,884	—
Other (income) expense	(105)	1,315
Total expenses	97,578	96,568
Loss before income taxes	(10,988)	(9,237)
Income tax expense	60	36
Loss from continuing operations	(11,048)	(9,273)
Discontinued Operations:
Gain on sale of real estate	19,992	—
Loss from discontinued operations	(3,107)	(1,920)
Discontinued operations, net	16,885	(1,920)
Net income (loss)	5,837	(11,193)
Deemed dividend on redeemable preferred stock	(598)	(598)
Net income (loss) attributable to common stockholders	$5,239	$(11,791)

Basic earnings per common share: (A)
Loss from continuing operations attributable to common stockholders	$(0.14)	$(0.12)
Discontinued operations, net	0.20	(0.02)
Net income (loss) attributable to common stockholders	$0.06	$(0.14)

Diluted earnings per common share:
Loss from continuing operations attributable to common stockholders	$(0.14)	$(0.12)
Discontinued operations, net	0.20	(0.02)
Net income (loss) attributable to common stockholders	$0.06	$(0.14)

Weighted average number of shares of common stock outstanding
Basic and diluted (B)	82,386,622	82,203,069

Dividends declared and paid per share of common stock	$0.13	$0.13

(A)
Basic earnings per common share (“EPS”) is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding. The outstanding shares used to calculate the weighted average basic shares exclude 493,599 and 800,381 restricted stock awards, net of forfeitures, as of March 31, 2020 and 2019, respectively, as those shares were issued but were not vested and therefore, not considered outstanding for purposes of computing basic income (loss) per share. Diluted EPS is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding plus the additional dilutive effect, if any, of common stock equivalents during each period.

(B)	Dilutive share equivalents and options were excluded for the three months ended March 31, 2020 and 2019 as their inclusion would have been anti-dilutive given our loss position.

See accompanying notes to consolidated financial statements (unaudited).

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended March 31,
	2020	2019
Net loss	$(11,048)	$(9,273)
Other comprehensive loss:
Unrealized loss on cash flow hedge	(8,718)	—
Total other comprehensive loss	(8,718)	—
Total comprehensive loss	(19,766)	(9,273)

See accompanying notes to consolidated financial statements (unaudited).

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended March 31, 2020
	Common Stock		Accumulated Deficit	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Equity at December 31, 2019	82,964,438	$830	$(660,588)	$901,889	$(5,736)	$236,395
Equity awards vested	23,137	—				—
Shares repurchased and retired to satisfy tax withholding upon vesting	(107,353)	(1)	—	(998)	—	(999)
Amortization of equity-based compensation	—	—	—	1,397	—	1,397
Dividends declared - common stock ($0.13 per share)	—	—	(10,708)	—	—	(10,708)
Dividends declared - equity awards ($0.13 per share)	—	—	(367)	—	—	(367)
Deemed dividend on redeemable preferred stock	—	—	(500)	—	—	(500)
Dividends declared on redeemable preferred stock	—	—	(98)	—	—	(98)
Other comprehensive loss	—	—	—	—	(8,718)	(8,718)
Net income	—	—	5,837	—	—	5,837
Equity at March 31, 2020	82,880,222	$829	$(666,424)	$902,288	$(14,454)	$222,239

	Three Months Ended March 31, 2019
	Common Stock		Accumulated Deficit	Additional Paid-in Capital	Total Equity
	Shares	Amount
Equity at December 31, 2018	82,148,869	$821	$(616,504)	$898,135	$282,452
Amortization of equity-based compensation	—	—	—	449	449
Directors shares issued	60,975	1	—	274	275
Dividends declared - common stock ($0.13 per share)	—	—	(10,687)	—	(10,687)
Dividends declared - equity awards ($0.13 per share)	—	—	(104)	—	(104)
Deemed dividend on redeemable preferred stock	—	—	(598)	—	(598)
Net loss	—	—	(11,193)	—	(11,193)
Equity at March 31, 2019	82,209,844	$822	$(639,086)	$898,858	$260,594

See accompanying notes to consolidated financial statements (unaudited).

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2020	2019
Cash Flows From Operating Activities
Net income (loss)	$5,837	$(11,193)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of tangible assets and amortization of intangible assets	17,536	16,994
Amortization of deferred financing costs	742	792
Amortization of deferred revenue, net	(64)	616
Non-cash straight-line rental revenue	(134)	(173)
Loss on extinguishment of debt	5,884	—
Amortization of equity-based compensation	1,397	449
Gain on sale of real estate	(19,992)	—
Other non-cash expense	235	1,046
Changes in:
Receivables and other assets, net	(2,505)	(2,110)
Accrued expenses and other liabilities	(10,072)	(20,244)
Net cash provided by (used in) operating activities - continuing operations	(1,136)	(13,823)
Net cash provided by (used in) operating activities - discontinued operations	(3,105)	2,728
Net cash provided by (used in) operating activities	(4,241)	(11,095)
Cash Flows From Investing Activities
Capital expenditures, net of insurance proceeds	(2,787)	(5,263)
Net cash provided by (used in) investing activities - continuing operations	(2,787)	(5,263)
Net cash provided by (used in) investing activities - discontinued operations (A)	373,805	(1,384)
Net cash provided by (used in) investing activities	371,018	(6,647)
Cash Flows From Financing Activities
Principal payments of mortgage notes payable and capital lease obligations	(1,189)	(1,844)
Proceeds from mortgage notes payable	270,015	—
Proceeds from borrowings on revolving credit facility	100,000	—
Repayments of mortgage notes payable	(368,149)	—
Payment of exit fee on extinguishment of debt	(4,504)	—
Payment of deferred financing costs	(4,767)	(588)
Purchase of interest rate caps	(81)	(35)
Taxes paid related to net settlement of equity-based compensation awards	(999)	—
Payment of common stock dividend	(10,708)	(10,687)
Payment of redeemable preferred stock dividend	(604)	—
Payment of restricted stock dividend	(191)	—
Net cash provided by (used in) financing activities - continuing operations	(21,177)	(13,154)
Net cash provided by (used in) financing activities - discontinued operations (B)	(260,996)	(1,087)
Net cash provided by (used in) financing activities	(282,173)	(14,241)
Net increase (decrease) in cash, cash equivalents and restricted cash	84,604	(31,983)
Cash, cash equivalents and restricted cash, beginning of period	63,829	92,656
Cash, cash equivalents and restricted cash, end of period	$148,433	$60,673

(A) For the three months ended March 31, 2020, amount consists primarily of net proceeds from the AL/MC Portfolio Disposition. Refer to “Note 3 - Discontinued Operations” for details.
(B) For the three months ended March 31, 2020, amount consists primarily of repayments of debt in conjunction with the AL/MC Portfolio Disposition. Refer to “Note 3 - Discontinued Operations” for details.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2020	2019
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$18,922	$22,171

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Issuance of common stock	$—	$275
Capital lease obligations	278	215

	Three Months Ended March 31,
	2020	2019
Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents	$39,614	$72,422
Restricted cash (A)	24,215	20,234
Total, beginning of period	$63,829	$92,656

Cash and cash equivalents	$135,103	$41,519
Restricted cash (A)	13,330	19,154
Total, end of period	$148,433	$60,673

(A)
Restricted cash consists of (i) amounts held by lender in tax, insurance, replacement reserve and other escrow accounts and (ii) security deposits; amounts relating to continuing operations are included in “Receivables and other assets, net” in our Consolidated Balance Sheets.

See accompanying notes to consolidated financial statements (unaudited).

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2020
(dollars in tables in thousands, except share data)

1.	ORGANIZATION

New Senior is a REIT primarily focused on investing in private pay senior housing properties. As of March 31, 2020, we owned a diversified portfolio of 103 primarily private pay senior housing properties located across 36 states. We are listed on the New York Stock Exchange (“NYSE”) under the symbol “SNR” and are headquartered in New York, New York.

We operate in two reportable segments: (1) Managed Independent Living (“IL”) Properties, and (2) Other Properties.

Managed IL Properties – We own 102 properties managed by Holiday, FHC Property Management LLC (together with its subsidiaries, “Merrill Gardens”), and Grace Management, Inc. (“Grace”) (collectively, the “Property Managers”), under Property Management Agreements (collectively, the “Property Management Agreements”). Under the Property Management Agreements, the Property Managers are responsible for the day-to-day operations of our senior housing properties and are entitled to a management fee in accordance with the terms of the Property Management Agreements. Our Property Management Agreements have initial five-year or ten-year terms, with successive, automatic one-year renewal periods. We generally pay management fees of 4.5% to 5% of effective gross income pursuant to our Property Management Agreements and, in some cases, the Property Managers are eligible to earn an incentive fee based on operating performance.

Other Properties – We own one CCRC and lease this property to Watermark Retirement Communities, Inc. (“Watermark”), a healthcare operating company under a triple net lease agreement. In a triple net lease arrangement, the lessee agrees to operate and maintain the property at its own expense, including maintenance, utilities, taxes, insurance, repairs, capital improvements and the payroll expense of property-level employees. Our triple net lease agreement has an initial term of 15 years and includes a renewal option and annual rent increases ranging from 2.75% to 3.25%.

We were formed as a Delaware limited liability company on May 17, 2012 as a wholly owned subsidiary of Drive Shack Inc., formerly Newcastle Investment Corp. (“Drive Shack”). On November 6, 2014, we were spun-off from Drive Shack and our shares of common stock were publicly listed on the NYSE.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP’’) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements include the accounts of New Senior and its consolidated subsidiaries. All significant intercompany transactions and balances have been eliminated. We consolidate those entities in which we have control over significant operating, financial and investing decisions of the entity. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC.

Certain prior period amounts have been reclassified to conform to the current period’s presentation, primarily related to classification of certain properties as discontinued operations.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2020
(dollars in tables in thousands, except share data)

Significant Accounting Policies

Earnings per Common Share

The two-class method determines EPS for each class of common stock and participating securities according to dividends declared (or accumulated) and their respective participation rights in undistributed earnings. Non-vested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and, therefore are included in the computation of basic EPS pursuant to the two-class method. During the three months ended March 31, 2020, we issued 233,974 unvested restricted stock units to officers and employees with certain participating rights (“Participating RSUs”).

Diluted earnings per share of common stock is calculated by including the effect of dilutive securities. Participating RSUs are included in the computation of diluted EPS by using the more dilutive of the two-class method or treasury stock method. Any anti-dilutive securities are excluded from the calculation. During periods of loss, there is no allocation required under the two-class method since the participating securities do not have a contractual obligation to fund losses.

Refer to our significant accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 for other significant accounting policies.

Recently Adopted Accounting Pronouncements

On January 1, 2020, we adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This standard requires a company to recognize an impairment allowance equal to its current estimate of all contractual cash flows that it does not expect to collect from financial assets measured at amortized cost. The adoption of this standard did not have a material impact on our consolidated financial statements as our entire balance of receivables relates to lease agreements with our residents and tenant, which are specifically excluded from this standard.

Recently Issued Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). This ASU provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference London Inter-Bank Rate (“LIBOR”) or another rate that is expected to be discontinued. Companies can adopt ASU 2020-04 anytime during the effective period of March 12, 2020 through December 31, 2022. We are assessing the impact this guidance may have on our consolidated financial statements.

3. DISCONTINUED OPERATIONS

On October 31, 2019, we entered into a Purchase and Sale Agreement (the “Sale Agreement”) to sell a portfolio of 28 assisted living/memory care (“AL/MC”) properties for a gross sale price of $385.0 million (the “AL/MC Portfolio Disposition”). The portfolio represented a separate reportable segment at the time and the sale represented a strategic shift that would have a major effect on our operations and financial results. As a result, we classified the assets and liabilities associated with the operations of the 28 AL/MC properties as discontinued operations in our consolidated financial statements.

On February 10, 2020, we completed the AL/MC Portfolio Disposition and recognized a gain on sale of $20.0 million, which is included in “Discontinued operations, net” in our Consolidated Statements of Operations. In conjunction with the sale, we repaid $260.2 million of debt specifically attributable to the properties included in the disposition and recognized a loss on extinguishment of debt of $3.6 million, comprising of $2.5 million in prepayment penalties and $1.1 million in the write-off of unamortized deferred financing costs, which is included in “Loss from discontinued operations” in our Consolidated Statements of Operations.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2020
(dollars in tables in thousands, except share data)

As of December 31, 2019, the assets and liabilities associated with discontinued operations were as follows:

December 31, 2019
Assets
Real estate investments:
Land	$43,313
Buildings, improvements and other	397,808
Accumulated depreciation	(87,719)
Net real estate property	353,402
Acquired lease and other intangible assets	996
Accumulated amortization	(996)
Net real estate intangibles	—
Net real estate investments	353,402

Receivables and other assets, net	10,087
Assets from discontinued operations	$363,489

Liabilities
Debt, net	$255,096
Accrued expenses and other liabilities	12,760
Liabilities from discontinued operations	$267,856

For the three months ended March 31, 2020 and 2019, the results of operations associated with discontinued operations are as follows:

	Three Months Ended March 31,
	2020	2019
Revenues
Resident fees and services	$14,024	$30,288
Total Revenues	14,024	30,288

Expenses
Property operating expenses	11,328	24,408
Depreciation and amortization	—	3,793
Interest expense	1,361	3,869
Acquisition, transaction, and integration expense	1,037	158
General and administrative expense	8	5
Loss on extinguishment of debt	3,602	—
Other income	(204)	(69)
Total expenses	17,132	32,164
Loss before income taxes	(3,108)	(1,876)
Income tax (benefit) expense	(1)	44
Loss from discontinued operations	$(3,107)	$(1,920)

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2020
(dollars in tables in thousands, except share data)

4. SEGMENT REPORTING

We operate in two reportable business segments, Managed IL Properties and Other Properties. Our Managed IL Properties segment includes 102 IL properties throughout the United States managed by Holiday, Merrill Gardens and Grace under Property Management Agreements. Our Other Properties segment includes one CCRC property, which is currently leased to a healthcare operating company under a triple net lease agreement that obligates the tenant to pay all property-related expenses, including maintenance, utilities, taxes, insurance, repairs, capital improvements and the payroll expense of property-level employees. It also includes the operations of two managed AL/MC properties we previously owned during the three months ended March 31, 2019 and sold in the second quarter of 2019.

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

Depreciation and amortization, interest expense, acquisition, transaction and integration expense, termination fee, management fees and incentive compensation to affiliate, general and administrative expense, loss on extinguishment of debt, impairment of real estate, other expense (income), gain (loss) on sale of real estate, gain on lease termination, litigation proceeds, net, income tax expense (benefit) and discontinued operations, net are not allocated to individual segments for purposes of assessing segment performance. There are no intersegment sales.

	Three Months Ended March 31, 2020
	Managed IL Properties	Other Properties	Consolidated
Revenues
Resident fees and services	$85,007	$—	$85,007
Rental revenue	—	1,583	1,583
Less: Property operating expense	51,065	—	51,065
Segment NOI	$33,942	$1,583	35,525

Depreciation and amortization			17,536
Interest expense			17,219
General and administrative expense			5,846
Acquisition, transaction and integration expense			133
Loss on extinguishment of debt			5,884
Other income			(105)
Total expenses			46,513
Loss before income taxes			(10,988)
Income tax expense			60
Loss from continuing operations			(11,048)
Discontinued operations:
Gain from sale of real estate			19,992
Loss from discontinued operations			(3,107)
Discontinued operations, net			16,885
Net income			$5,837

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2020
(dollars in tables in thousands, except share data)

	Three Months Ended March 31, 2019
	Managed IL Properties	Other Properties	Consolidated
Revenues
Resident fees and services	$83,745	$2,004	$85,749
Rental revenue	—	1,582	1,582
Less: Property operating expense	50,719	2,220	52,939
Segment NOI	$33,026	$1,366	34,392

Depreciation and amortization			16,994
Interest expense			19,850
General and administrative expense			4,978
Acquisition, transaction and integration expense			492
Other expense			1,315
Total expenses			43,629
Loss before income taxes			(9,237)
Income tax expense			36
Loss from continuing operations			(9,273)
Discontinued Operations:
Loss from discontinued operations			(1,920)
Discontinued operations, net			(1,920)
Net loss			$(11,193)

Assets by reportable business segment are reconciled to total assets as follows:

	March 31, 2020		December 31, 2019
	Amount	Percentage	Amount	Percentage
Managed IL Properties	$1,735,305	90.8%	$1,748,787	79.7%
Other Properties	62,612	3.3%	63,616	2.9%
All other assets (A)	113,071	5.9%	382,306	17.4%
Total assets	$1,910,988	100.0%	$2,194,709	100.0%

(A)
Includes $363.5 million of assets classified as discontinued operations for the year ended December 31, 2019. The remaining balance primarily consists of corporate cash which is not directly attributable to our reportable business segments.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2020
(dollars in tables in thousands, except share data)

The following table presents the percentage of total revenues by geographic location:

	As of and for the three months ended March 31, 2020		As of and for the three months ended March 31, 2019
	Number of Communities	% of Total Revenue	Number of Communities	% of Total Revenue
Florida	9	9.0%	9	9.1%
California	9	10.3%	9	10.6%
Texas	9	8.1%	9	7.8%
North Carolina	8	8.5%	8	8.3%
Pennsylvania	5	5.7%	6	6.7%
Oregon	8	7.0%	8	7.1%
Other	55	51.4%	56	50.4%
Total	103	100.0%	105	100.0%

5.	REAL ESTATE INVESTMENTS

The following table summarizes our real estate investments:

	March 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value
Land	$134,643	$—	$134,643	$134,643	$—	$134,643
Building and improvements	1,866,552	(280,022)	1,586,530	1,863,866	(266,420)	1,597,446
Furniture, fixtures and equipment	106,206	(88,957)	17,249	106,170	(85,135)	21,035
Total real estate investments	$2,107,401	$(368,979)	$1,738,422	$2,104,679	$(351,555)	$1,753,124

Depreciation expense was $17.4 million and $16.9 million for the three months ended March 31, 2020 and 2019, respectively.

The following table summarizes our real estate intangibles:

	March 31, 2020				December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Amortization Period
Intangible lease assets	$7,642	$(2,327)	$5,315	43.2 years	$7,642	$(2,238)	$5,404	43.0 years

Amortization expense was $0.1 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively.

We evaluate long-lived assets, primarily consisting of our real estate investments, for impairment indicators. In performing this evaluation, market conditions and our current intentions with respect to holding or disposing of the asset are considered. Where indicators of impairment are present, we evaluate whether the sum of the expected future undiscounted cash flows is less than book value. Based on our assessment, no charges were necessary for the three months ended March 31, 2020 and 2019.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2020
(dollars in tables in thousands, except share data)

6.	RECEIVABLES AND OTHER ASSETS, NET

	March 31, 2020	December 31, 2019
Escrows held by lenders (A)	$10,461	$15,895
Straight-line rent receivable	4,218	4,084
Prepaid expenses	6,462	3,534
Security deposits	2,851	2,763
Resident receivables, net	1,422	1,345
Income tax receivable	636	821
Other assets and receivables	6,098	4,636
Total receivables and other assets	$32,148	$33,078

(A)	Represents amounts held by lenders in tax, insurance, replacement reserve and other escrow accounts that are related to mortgage notes collateralized by New Senior’s properties.

Straight-line Rent Receivable

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

The following table sets forth future contracted minimum lease payments from the tenant within the Other Properties segment, excluding contingent payment escalations, as of March 31, 2020:

2020 (nine months)	$4,455
2021	6,066
2022	6,233
2023	6,405
2024	6,581
Thereafter	38,888
Total future minimum lease payments	$68,628

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2020
(dollars in tables in thousands, except share data)

7.	DEBT, NET

	March 31, 2020					December 31, 2019
	Outstanding Face Amount	Carrying Value (A)	Maturity Date	Stated Interest Rate	Weighted Average Maturity (Years)	Outstanding Face Amount	Carrying Value (A)
Floating Rate (B)(C)(D)	$1,139,753	$1,123,306	Mar 2022- Mar 2030	1M LIBOR + 2.00% to 1M LIBOR + 2.75%	6.2	$1,139,036	$1,128,100
Fixed Rate	464,680	462,630	Sep 2025	4.25%	5.3	464,680	462,532
Total	$1,604,433	$1,585,936			6.0	$1,603,716	$1,590,632

(A)	The totals are reported net of deferred financing costs of $18.5 million and $13.1 million as of March 31, 2020 and December 31, 2019, respectively.

(B)	Substantially all of these loans have LIBOR caps that range between 3.38% and 3.75% as of March 31, 2020.

(C)	Includes $100.0 million of borrowings outstanding under our Revolver as of March 31, 2020.

(D)
As of March 31, 2020, $350.0 million of total floating rate debt has been hedged using an interest rate swap, which is carried at fair value. See “Note 8 - Derivative Instruments” for more information.

The carrying value of the collateral relating to the floating rate and fixed rate debt was $1.2 billion and $0.5 billion, respectively, as of both March 31, 2020, and December 31, 2019.

Our debt agreements contain various customary financial and other covenants, in some cases including a debt service coverage ratio and project yield, as defined in the agreements. We are in compliance with the covenants in our debt agreements as of March 31, 2020.

In February 2020, in conjunction with the AL/MC Portfolio Disposition, we obtained mortgage financing in the aggregate amount of $270.0 million from KeyBank and assigned to Federal Home Loan Mortgage Corporation (the “2020 Freddie Financing”). The 2020 Freddie Financing is secured by 14 of our managed IL properties, matures on March 1, 2030, and bears interest at an adjustable rate, adjusted monthly, equal to the sum of the one month LIBOR index rate plus 2.12%. Concurrently on the same date, we used the funds from the 2020 Freddie Financing and proceeds from the AL/MC Portfolio Disposition to prepay an aggregate of $368.1 million of secured loans. We recognized a loss on extinguishment of debt of $5.9 million, comprising of $4.5 million in prepayment penalties and $1.4 million in the write-off of unamortized deferred financing costs, and is recorded in “Loss on extinguishment of debt” on our Consolidated Statements of Operations. We incurred a total of $3.3 million in deferred financing costs, which have been capitalized and are being amortized over the life of the loan and the related amortization is included in “Interest expense” in our Consolidated Statements of Operations.

In addition, in February 2020, we also amended and restated our secured revolving credit facility in the amount of $125.0 million (the “Revolver”) and extended its maturity from December 2021 to February 9, 2024. The amendment allows the Revolver to be increased with lender consent to a maximum aggregate amount of $500.0 million, of which (i) up to 10% may be used for the issuance of letters of credit, and (ii) up to 10% may be drawn by us in the form of swing loans. The Revolver bears an interest rate of, at our option, (i) the sum of LIBOR plus 2.0% or, in the case of a swing line loan, (ii) the greater of (a) the fluctuating annual rate of interest announced from time to time by KeyBank as its “prime rate,” plus 1.0% (b) 1.5% above the effective federal funds rate and (c) the sum of LIBOR for a one-month interest period plus 2.0%. The Revolver is secured by nine of our IL properties and the pledge of the equity interests of certain of our wholly owned subsidiaries. We continue to pay a fee for unused amounts of the Revolver under certain circumstances, which was not material for the three months ended March 31, 2020.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2020
(dollars in tables in thousands, except share data)

8.	DERIVATIVE INSTRUMENTS

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

As of March 31, 2020 and December 31, 2019, our interest rate swap liability of $14.7 million and $5.9 million, respectively, was recorded in “Accrued expenses and other liabilities” in our Consolidated Balance Sheets. For the three months ended March 31, 2020, $0.5 million of loss was reclassified from accumulated other comprehensive income (loss) into earnings and was recorded in “Interest expense” in our Consolidated Statements of Operations. As of March 31, 2020, approximately $5.5 million of our swap liability, which is included in accumulated other comprehensive income (loss), is expected to be reclassified into earnings in the next 12 months.

Derivatives Not Designated as Hedging Instruments

Interest rate caps

As of March 31, 2020 and December 31, 2019, our interest rate cap assets were recorded in “Receivables and other assets, net” in our Consolidated Balance Sheets. Fair value losses recognized for the three months ended March 31, 2020 were not material and fair value losses recognized for the three months ended March 31, 2019 were $0.5 million. These amounts are included in “Other expense” in our Consolidated Statements of Operations and “Other non-cash expense” in our Consolidated Statements of Cash Flows.

9.	ACCRUED EXPENSES AND OTHER LIABILITIES

	March 31, 2020	December 31, 2019
Accounts payable	$10,718	$17,554
Security deposits payable	2,419	2,486
Due to property managers	6,714	6,752
Mortgage interest payable	5,218	5,665
Deferred community fees, net	5,820	5,865
Rent collected in advance	1,984	2,099
Property tax payable	4,843	5,627
Operating lease liability	1,914	1,942
Derivative liability	14,670	5,896
Other liabilities	8,013	5,434
Total accrued expenses and other liabilities	$62,313	$59,320

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2020
(dollars in tables in thousands, except share data)

10.	FAIR VALUE MEASUREMENTS

The carrying amounts and fair values of our financial instruments were as follows:

	Fair Value Hierarchy	March 31, 2020		December 31, 2019
		Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents (A)	1	$135,103	$135,103	$39,614	$39,614
Restricted cash (A)	1	13,311	13,311	18,658	18,658
Interest rate caps (B)(D)	2	74	74	IMM	IMM
Financial Liabilities:
Mortgage debt (C)	3	$1,489,965	$1,450,925	$1,590,632	$1,592,855
Revolving credit facility (C)	3	95,971	94,239	—	—
Interest rate swap (B)	2	14,670	14,670	5,736	5,736

(A)	The carrying amount approximates fair value.

(B)	Fair value based on pricing models that consider inputs including forward yield curves, cap strike rates, cap volatility and discount rates.

(C)
Fair value based on a discounted cash flow valuation model. Significant inputs in the model include amounts and timing of expected future cash flows and market yields which are constructed based on inputs implied from similar debt offerings. Our mortgage debt and revolving credit facility are not measured at fair value in our Consolidated Balance Sheets.

(D)	As of December 31, 2019, the carrying values and the fair value of our interest rate caps were immaterial.

11.	INCOME TAXES

New Senior is organized and conducts its operations to qualify as a REIT under the requirements of the Internal Revenue Code of 1986, as amended (the “Code”). However, certain of our activities are conducted through our taxable REIT subsidiary (“TRS”) and therefore are subject to federal and state income taxes at regular corporate tax rates.

The following table presents the provision (benefit) for income taxes (excluding discontinued operations):

	Three Months Ended March 31,
	2020	2019
Current
Federal	$—	$—
State and local	60	36
Total current provision	60	36
Deferred
Federal	—	—
State and local	—	—
Total deferred provision	—	—
Total provision for income taxes	$60	$36

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income by the TRS during the periods in which temporary differences become deductible before the net operating loss carryforward expires. Management believes that it is more likely than not that our net deferred tax assets will not be realized. As a result, we recorded valuation allowances against our deferred tax asset of $7.7 million and $7.9 million as of March 31, 2020 and December 31, 2019, respectively. However, the amount of the deferred tax asset considered realizable could be adjusted if (i) estimates of future taxable income during the carryforward period are reduced or increased or (ii) objective negative evidence in the form of cumulative losses is no longer present.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2020
(dollars in tables in thousands, except share data)

As of March 31, 2020, our TRS had a loss carryforward of approximately $28.3 million for federal income tax purposes and $32.8 million for state income tax purposes. The federal net operating losses will begin to expire at the end of 2034. The net operating loss carryforward can generally be used to offset future taxable income, if and when it arises.

12.	REDEEMABLE PREFERRED STOCK, EQUITY AND EARNINGS PER COMMON SHARE

Redeemable Preferred Stock

On December 31, 2018, we issued 400,000 shares of our Series A Redeemable Preferred Stock to the private equity firm that formerly externally managed the Company (the “Former Manager”). The Redeemable Preferred Stock are non-voting and have a $100 liquidation preference. Holders of the Redeemable Preferred Stock are entitled to cumulative cash dividends at a rate per annum of 6.00% on the liquidation preference amount plus all accumulated and unpaid dividends. The Redeemable Preferred Stock is subject to certain terms and conditions.

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

The following table is a rollforward of our Redeemable Preferred Stock for the three months ended March 31, 2020:

Balance as of December 31, 2019	$40,506
Accrued dividend on Redeemable Preferred Stock	598
Paid dividend on Redeemable Preferred Stock	(604)
Balance as of March 31, 2020	$40,500

Amended and Restated Stock Option and Incentive Award Plan

On January 1, 2019, our board of directors adopted an Amended and Restated Nonqualified Stock Option and Incentive Award Plan (the “Plan”) providing for the grant of equity-based awards, including restricted stock awards (RSAs), restricted stock units (RSUs), stock options, stock appreciation rights, performance awards and other equity-based and non-equity based awards, in each case to our directors, officers, employees, service providers, consultants and advisors. We have reserved 27,922,570 shares of our common stock for issuance under the Plan. Vesting periods for these awards generally range from one to three years. Options expire ten years from the date of grant. Stock-based compensation expense totaled $1.4 million and $0.4 million for the three months ended March 31, 2020 and 2019, respectively.

Equity and Dividends

In January 2020, strike prices for outstanding options as of December 31, 2019 were reduced by $0.52 (the “2019 ROC Adjustment”), reflecting the portion of our 2019 dividends which were deemed return of capital pursuant to the terms of the Plan. In addition, 20,098 additional options were issued to the Former Manager, in order to maintain the intrinsic value of an option grant with a strike price below the 2019 ROC Adjustment.

Earnings per Common Share

Basic EPS is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted EPS is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2020
(dollars in tables in thousands, except share data)

plus the additional dilutive effect, if any, of common stock equivalents during each period. Our common stock equivalents are our outstanding stock options and equity-based compensation awards.

We have certain equity awards that contain non-forfeitable rights to dividends, which are considered participating securities for the purposes of computing EPS pursuant to the two-class method, and therefore we apply the two-class method in our computation of EPS. The two-class method is an earnings allocation methodology that determines EPS for common shares and participating securities according to dividends declared or accumulated and participating rights in undistributed earnings. During periods of loss, there is no allocation required under the two-class method since the participating securities do not have a contractual obligation to fund losses.

For the three months ended March 31, 2020 and 2019, basic and diluted net income (loss) per share was computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. The following table sets forth the computation of basic and diluted loss per share of common stock for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Numerator
Income (Loss) from continuing operations attributable to common stockholders	$(11,646)	$(9,871)
Discontinued operations, net	16,885	(1,920)
Net income (loss) attributable to common stockholders	5,239	(11,791)
Less: Non-forfeitable dividends allocated to participating RSUs	(30)	—
Net income (loss) available to common shares outstanding	$5,209	$(11,791)

Denominator
Basic weighted average common shares outstanding (A)	82,386,622	82,203,069
Dilutive common shares - equity awards and option (B)	—	—
Diluted weighted average common shares outstanding	82,386,622	82,203,069

Basic earnings per common share:
Loss from continuing operations attributable to common shares	$(0.14)	$(0.12)
Discontinued operations, net	0.20	(0.02)
Net income (loss) attributable to common shares	$0.06	$(0.14)

Diluted earnings per common share:
Loss from continuing operations attributable to common shares	$(0.14)	$(0.12)
Discontinued operations, net	0.20	(0.02)
Net income (loss) attributable to common shares	$0.06	$(0.14)

(A)
The outstanding shares used to calculate the weighted average basic shares exclude 493,599 and 800,381 restricted stock awards as of March 31, 2020 and 2019 net of forfeitures, respectively, as those shares were issued but were not vested and therefore, not considered outstanding for purposes of computing basic income (loss) per common share for the three months ended March 31, 2020.

(B)
During the three months ended March 31, 2020 and 2019, 1,527,646 and 892,626 dilutive share equivalents and options, respectively, were excluded as their inclusion would have been anti-dilutive given our loss position.

13.	COMMITMENTS AND CONTINGENCIES

As of March 31, 2020, management believes there are no material contingencies that would affect our results of operations, cash flows or financial position.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2020
(dollars in tables in thousands, except share data)

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

Environmental Costs

As a commercial real estate owner, we are subject to potential environmental costs. As of March 31, 2020, management is not aware of any environmental concerns that would have a material adverse effect on our financial position or results of operations.

Capital Improvement and Repair Commitments

We have agreed to make $1.0 million available for capital improvements during the 15 year lease period, which ends in 2030, to the triple net lease property under Watermark, none of which has been funded as of March 31, 2020. Upon funding these capital improvements, we will be entitled to a rent increase.

Leases

As the lessee, we currently lease our corporate office space located in New York, New York under an operating lease agreement. The lease requires fixed monthly rent payments, expires on June 30, 2024 and does not have any renewal option. We also currently lease equipment (e.g., dishwashers, copy machines and buses) used at certain of our Managed IL Properties under operating lease agreements. Our leases have remaining lease terms ranging from one month to 4.3 years. We do not include any renewal options in our lease terms for calculating our lease liability because as of March 31, 2020, we were not reasonably certain if we will exercise these renewal options at this time.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2020
(dollars in tables in thousands, except share data)

As of March 31, 2020, our future minimum lease payments under our operating leases are as follows:

Year	Operating Leases
2020 (nine months)	$392
2021	509
2022	471
2023	466
2024	235
Thereafter	310
Total future minimum lease payments	2,383
Less imputed interest	(469)
Total operating lease liability	$1,914

14.	SUBSEQUENT EVENTS

On May 4, 2020, our board of directors declared a cash dividend on our common stock of $0.065 per share for the quarter ended March 31, 2020. The dividend is payable on June 19, 2020 to stockholders of record on June 5, 2020.

Coronavirus (COVID-19) global pandemic

The novel coronavirus (COVID-19) global pandemic is causing significant disruptions to the U.S. and global economies and has contributed to volatility and negative pressure in financial markets. The full extent to which the pandemic will directly or indirectly impact our business including revenues, expenses, value of our real estate, collectability of receivables and operating cash flows is highly uncertain and difficult to predict. A general economic downturn resulting from efforts to contain COVID-19 that persists over a long period of time could have a prolonged negative impact on our financial condition and results of operations. As the extent and duration of the increasingly broad effects of COVID-19 on the U.S. economy remains unclear, it is difficult for us to assess and estimate its impact on our results of operations with any meaningful precision at this time.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand the results of operations and financial condition. The following should be read in conjunction with the consolidated financial statements and notes thereto included within this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those included under the heading “Cautionary Note Regarding Forward-Looking Statements” and in Part II, Item 1A. “Risk Factors.”

OVERVIEW

Our Business

We are a REIT with a portfolio of 103 senior housing properties located across the United States. We are the only pure play senior housing REIT and one of the largest owners of senior housing properties. We are listed on the NYSE under the symbol “SNR” and are headquartered in New York, New York.

We conduct our business through two reportable segments: Managed IL Properties and Other Properties. See our consolidated financial statements and the related notes included in Part I, Item 1 for additional information regarding our segments.

COVID-19 & Considerations Related to Our Business

The novel coronavirus (COVID-19) global pandemic is causing significant disruptions to the U.S. and global economies and has contributed to volatility and negative pressure in financial markets. The outbreak has led federal, state and local governments and public health authorities to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders.
As an owner of senior living properties, with a portfolio of 102 independent living (“IL”) properties and one continuing care retirement center (“CCRC”), COVID-19 impacts our business in a number of ways. Our three operators and one tenant have all put into place various protocols to address the COVID-19 pandemic at our communities around the country.
The overall effects of COVID-19, will likely have an impact on two metrics that are fundamental to our business: occupancy and operating expenses. We believe that the adverse impact that COVID-19 will have on the future operations and financial results at our communities will depend upon many factors, most of which are beyond our ability to control or predict.
Occupancy:
As discussed in more detail in our Annual Report on Form 10-K under heading “Market Opportunity,” we believe that the rapidly growing senior citizen population in the U.S., in conjunction with longer life expectancies and other favorable demographic trends, will result in substantially stronger demand for senior housing properties. We do not know the extent of the impacts that COVID-19 will have on our business in the medium to longer term, and whether it will alter the demand for senior housing in general or in our properties in particular. We do expect occupancy to significantly decline in the second quarter of 2020, significantly driven by the voluntary restrictions our operators have imposed on move-ins at all of our properties. It is unclear when occupancy will recover, which will depend substantially on when move-in restrictions are lifted and on near-term demand trends, which are not possible to predict at this time.
Expenses:
During the first quarter of 2020, operating expenses were in line with expectations through the middle of March. We saw a slight increase in property level expenses associated with the COVID-19 pandemic towards the end of March, driven by expenditures related to the procurement of personal protective equipment (PPE) and increased costs associated with the procurement of other supplies such as packaging necessary for in-room meal deliveries to residents. Our expectations in the second quarter of 2020 and for the near term are that while there may be some variable cost savings associated with lower occupancy, we expect increased operating expenses related to responding to the COVID-19 pandemic. These expenses are principally expected to be higher labor costs and the continued cost of PPE and other supplies. Depending upon how the pandemic continues to evolve, there may be other future operating expenses that we may be required to bear.

Senior Housing Industry
The senior housing industry offers a full continuum of care to seniors with product types that range from “mostly housing” (i.e., senior apartments) to “mostly healthcare” (i.e., skilled nursing, hospitals, etc.). We primarily focus on product types at the center of this continuum, namely IL properties. We believe that our focused portfolio of primarily IL properties will allow investors to participate in the positive fundamentals of the senior housing sector. However, according to the U.S. Centers for Disease Control and Prevention (the “CDC”), older adults and people of any age who have serious underlying medical conditions might be at higher risk for severe illness from COVID-19.  The CDC guidance also states that people age 65 and older and those living in nursing homes or long-term care facilities are at high-risk for severe illness from COVID-19. While we do not own nursing facilities, the age and other demographics of our residents fall within the CDC guidance. We do not know if or how this will affect seniors’ views on different types of senior living.
Given the rapidly evolving nature of the COVID-19 pandemic, all of the observations and forward-looking statements above represent our current good faith views based upon the information that we have available to us at this time.  See also “Part II, Item 1A. Risk Factors” and below “Liquidity and Capital Resources,” for additional discussions regarding COVID-19 and its impact on our business.
Other Recent Developments

Completion of AL/MC Portfolio Disposition & Related Refinancing Activity

On February 10, 2020, we completed the sale of all 28 of our managed assisted living/memory care (“AL/MC”) properties pursuant to a Purchase and Sale Agreement, dated as of October 31, 2019 (the “Sale Agreement”), with affiliates of ReNew REIT for a gross sale price of $385.0 million (“AL/MC Portfolio Disposition”). We recognized a gain on sale of $20.0 million from the AL/MC Portfolio Disposition, which is included in “Discontinued operations, net” in our Consolidated Statements of Operations. The sale of these properties represents a strategic shift that had a major effect on our operations and financial results. Accordingly, the operations of these properties were classified as discontinued operations in our consolidated financial statements included in this Form 10-Q. All prior period information has been reclassified to conform to current period presentation. Refer to “Part I, Item 1. Note 3 – Discontinued Operations” for additional details.

In February 2020, in conjunction with the AL/MC Portfolio Disposition, we repaid $368.1 million of debt and recognized a loss of extinguishment of debt of $5.9 million, comprising of $4.5 million in prepayment penalties and $1.4 million in the write-off of unamortized deferred financing costs on the loans, which is included in “Loss on extinguishment of debt” in our Consolidated Statements of Operations. We also entered into a new financing for $270.0 million, which is secured by 14 managed IL properties. In addition, we amended and restated our secured revolving credit facility in the amount of $125.0 million (the “Revolver”), which is currently secured by nine managed IL properties and the pledge of the equity interests of certain of our wholly owned subsidiaries. The amendment extended the maturity of the Revolver from December 2021 to February 2024. The amendment allows the Revolver to be increased with lender consent to a maximum aggregate amount of borrowing capacity of $500.0 million. Refer to “Part I, Item 1. Note 7 – Debt, Net” for additional details.

As a result of these refinancing initiatives, the Company’s weighted average debt maturity increased from 4.8 years as of December 31, 2019 to 6.0 years as of March 31, 2020. We have no significant debt maturities until 2024.

MARKET CONSIDERATIONS

Senior housing is a $300 billion market, and ownership of senior housing assets is highly fragmented. Given these industry fundamentals and compelling demographics that are expected to drive increased demand for senior housing, we believe the senior housing industry could present an attractive investment opportunity. However, increased competition from other buyers of senior housing assets, the impact of COVID-19 on the senior housing industry, as well as liquidity constraints and other factors, could impair our ability to source attractive investment opportunities within the senior housing industry and thus to seek investments in the broader healthcare industry.

According to data from the National Investment Center for Seniors Housing and Care (“NIC”), occupancy in the first quarter of 2020 was down 10 basis points year-over-year. New Senior’s occupancy results outperformed the industry in the first quarter, with same store managed occupancy up 10 basis points year over year. Industry occupancy for independent living (“IL”) facilities was down 30 basis points year-over-year, while industry occupancy for assisted living (“AL”) facilities was up 10 basis points year-over-year.

Industry-wide, new supply remains elevated compared to pre-2015 levels, but continues to decrease. Units under construction represent 5.8% of inventory, but the ratio has decreased 150 basis points from the recent peak in the third quarter of 2018. The ratio of AL construction to inventory (5.9%) remains slightly higher than that for IL (5.8%).

While supply trends have improved recently, rate growth has decelerated over the past several quarters. Industry rate growth was 2.4% in the first quarter of 2020, down from the recent peak of 3.3% in the first quarter of 2019. Rate growth for IL was in line with that for AL, with both metrics increasing 2.4% year-over-year.

The value of our existing portfolio could be impacted by new construction, as well as increased availability and popularity of home health care or other alternatives to senior housing, by hampering occupancy and rate growth, along with increasing operating expenses.

Additionally, as discussed in more detail above, the COVID-19 pandemic will have an impact on our business in 2020 and beyond. Our occupancy will continue to be impacted in the near-term and potentially beyond, as federal, state, and local authorities continue to enforce stay-at-home orders and mandate social distancing practices, and it is unclear whether demand for our properties will be impacted by fears related to the COVID-19 pandemic.

RESULTS OF OPERATIONS

Segment Overview

We operate in two reportable business segments, Managed IL Properties and Other Properties. Our Managed IL Properties segment includes 102 IL properties throughout the United States managed by Holiday, Merrill Gardens and Grace under Property Management Agreements. Our Other Properties segment includes one CCRC property, which is currently leased to Watermark under a triple net lease agreement that obligates the tenant to pay all property-related expenses, including maintenance, utilities, taxes, insurance, repairs, capital improvements and the payroll expense of property-level employees. It also includes the operations of two managed AL/MC properties we previously owned during the three months ended March 31, 2019 and sold in the second quarter of 2019.

Net Operating Income

We evaluate performance of these reportable business segments based on segment NOI. We consider NOI an important supplemental measure used to evaluate the operating performance of our segments because it allows investors, analysts and our management to assess our unleveraged property-level operating results and to compare our operating results between periods and to the operating results of other real estate companies on a consistent basis. We define NOI as total revenues less property level operating expenses, which include property management fees and travel cost reimbursements.

Our Managed IL Properties segment is comprised of independent living senior housing properties that are operated by property managers to which we pay a management fee. Our Other Properties segment is comprised of a senior housing property leased on a long-term basis, and our tenant is typically responsible for bearing property-related expenses including maintenance, utilities, taxes, insurance, repairs, capital improvements and the payroll expense of property-level employees. Depreciation and amortization, interest expense, acquisition, transaction and integration expense, termination fee, management fees and incentive compensation to affiliate, general and administrative expense, loss on extinguishment of debt, impairment of real estate, other expense (income), gain (loss) on sale of real estate, gain on lease termination, litigation proceeds, net, income tax expense (benefit) and discontinued operations, net are not allocated to individual segments for purposes of assessing segment performance. Because of such differences in our exposure to property operating results, each segment requires a different type of management focus. As such, these segments are managed separately. In deciding how to allocate resources and assess performance, our chief operating decision maker regularly evaluates the performance of our reportable segments on the basis of NOI.

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

Three months ended March 31, 2020 compared to three months ended March 31, 2019

The following table provides a reconciliation of our segment NOI to net loss, and compares the results of operations for the respective periods:

	Three Months Ended March 31,		Increase (Decrease)
(dollars in thousands)	2020	2019	Amount	Percentage
Segment NOI for Managed IL Properties	$33,942	$33,026	$916	2.8%
Segment NOI for Other Properties	1,583	1,366	217	15.9%
Total segment NOI	35,525	34,392	1,133	3.3%
Expenses
Depreciation and amortization	17,536	16,994	542	3.2%
Interest expense	17,219	19,850	(2,631)	(13.3)%
General and administrative expense	5,846	4,978	868	17.4%
Acquisition, transaction and integration expense	133	492	(359)	(73.0)%
Loss on extinguishment of debt	5,884	—	5,884	NM
Other (income) expense	(105)	1,315	(1,420)	(108.0)%
Total expenses	46,513	43,629	2,884	6.6%
Income (Loss) before income taxes	(10,988)	(9,237)	(1,751)	(19.0)%
Income tax expense	60	36	24	66.7%
Income (Loss) from continuing operations	(11,048)	(9,273)	(1,775)	(19.1)%
Gain on sale of real estate	19,992	—	19,992	NM
Loss from discontinued operations	(3,107)	(1,920)	(1,187)	(61.8)%
Discontinued operations, net	16,885	(1,920)	18,805	NM
Net income (loss)	5,837	(11,193)	17,030	152.1%
Deemed dividend on redeemable preferred stock	(598)	(598)	—	—%
Net income (loss) attributable to common stockholders	$5,239	$(11,791)	$17,030	144.4%
_______________
NM – Not meaningful

Managed IL Properties

The following table presents same store and total portfolio results as of and for the three months ended March 31, 2020 and 2019:

	Same Store & Total Portfolio
(dollars in thousands, except per bed data)	2020	2019	Change	%
Resident fees and services	$85,007	$83,745	$1,262	1.5%
Less: Property operating expense	51,065	50,719	346	0.7%
NOI	$33,942	$33,026	$916	2.8%

Total properties as of the period ended	102	102
Average available beds	11,976	11,974
Average occupancy (%)	87.1	87.0
Average monthly revenue per occupied bed	$2,716	$2,680

Resident fees and services

Same store and total resident fees and services increased $1.3 million. This increase is primarily attributable to an increase in average rental rates.

Property operating expense

Same store and total property operating expense increased $0.3 million. This increase is primarily due to additional labor and supplies costs incurred in response to the COVID-19 pandemic.

Segment NOI

Same store NOI and total segment NOI increased $0.9 million. See above for the variance explanations.

Other Properties

The following table presents same store and total portfolio results as of and for the three months ended March 31, 2020 and 2019 but excluding properties whose operations were classified as discontinued operations:

	Same Store Portfolio				Total Portfolio
(dollars in thousands, except per bed data)	2020	2019	Change	%	2020	2019	Change	%
Resident fees and services	$—	$—	$—	NM	$—	$2,004	$(2,004)	NM
Rental Revenue	1,583	1,582	1	0.1%	1,583	1,582	1	0.1%
Less: Property operating expense	—	—	—	NM	—	2,220	(2,220)	NM
NOI	$1,583	$1,582	$1	0.1%	$1,583	$1,366	$217	15.9%

Total properties as of the period ended	1	1			1	3
Average available beds	463	463			463	742
_______________
NM – Not meaningful

Resident fees and services

Resident fees and services represent residents’ monthly rental and care fees from two managed AL/MC properties. Total resident fees and services decreased $2.0 million due to the sale of these AL/MC assets in the second quarter of 2019.

Rental Revenue

Rental revenue relates to rents from our triple net lease property. Same store and total portfolio rental revenue remained relatively unchanged for the comparative periods. As a percentage of rental revenue, same store segment NOI was 100% of revenue for each fiscal year as the lessee operates the property and bears the related costs, including maintenance, utilities, taxes, insurance, repairs, capital improvements and the payroll expense of property-level employees.

Property operating expense

Property operating expense relates to costs incurred at two managed AL/MC properties. Total property operating expense decreased $2.2 million due to the sale of these AL/MC assets in the second quarter of 2019.

Segment NOI

Total segment NOI increased $0.2 million. See above for the variance explanations.

Same store segment NOI remained relatively unchanged for the comparative periods.

Expenses

Depreciation and amortization

Depreciation and amortization increased $0.5 million primarily due to additional depreciation on capital expenditure additions put into service subsequent to the first quarter of 2019.

Interest expense

Interest expense decreased $2.6 million primarily due to lower effective interest rates as a result of debt repayments in conjunction with the AL/MC Portfolio Disposition, lower interest rate on the newly refinanced debt and a decrease in LIBOR for the comparative periods. The weighted average effective interest rates for the three months ended March 31, 2020 and 2019 were 4.36% and 4.89%, respectively.

General and administrative expense

General and administrative expense increased $0.9 million primarily due to additional compensation expense, including the amortization of equity-based compensation granted to officers and employees during the three months ended March 31, 2020.

Acquisition, transaction and integration expense

Acquisition, transaction and integration expense decreased $0.4 million primarily due to costs associated with the strategic review during the three months ended March 31, 2019.

Loss on extinguishment of debt

Loss on extinguishment of debt increased $5.9 million primarily due to $4.5 million of prepayment penalties and a $1.4 million write-off of unamortized deferred financing fees related to debt paid off in conjunction with the AL/MC Portfolio Disposition.

Other expense

Other expense decreased by $1.4 million. This is primarily due to a lower fair value loss on our interest rate caps and insurance recoveries for property damage.

Income tax expense

We are organized and conduct our operations to qualify as a REIT under the requirements of the Code. However, certain of our activities are conducted through our TRS and therefore are subject to federal and state income taxes. Income tax expense was relatively flat during the comparative periods.

Discontinued operations, net

Discontinued operations, net increased $18.8 million primarily due to the sale of 28 AL/MC properties in February 2020 which resulted in a gain on sale of real estate of $20.0 million.

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity needs are to (i) fund operating expenses, (ii) meet debt service requirements, (iii) fund recurring capital expenditures and investment activities, if applicable, and (iv) make distributions to stockholders. As of March 31, 2020, we had approximately $135.1 million in liquidity, consisting of unrestricted cash and cash equivalents. A portion of this amount is held in operating accounts used to fund expenses at our managed properties and, therefore, may not be available for distribution to stockholders.

Our principal sources of liquidity are (i) cash flows from operating activities, (ii) proceeds from financing in the form of debt, and, from time to time, (iii) proceeds from dispositions of assets and (iv) proceeds from the issuance of equity securities. Our cash flows from operating activities are primarily driven by (i) rental revenues and fees received from residents of our managed properties, and (ii) rental revenues from the tenant of our triple net lease property, less (iii) operating expenses (primarily property operating expense of our managed properties, general and administrative expenses, professional fees, insurance and taxes) and (iv) interest payments on our debt. Our principal uses of liquidity are the expenses included in cash flows from operating activities, plus capital expenditures, principal payments on debt, and distributions to our stockholders.

We anticipate that our cash on hand, our cash flows provided by operating activities, and cash available to be drawn down from our Revolver will be sufficient to fund our business operations, recurring capital expenditures, principal payments, and the distributions we are required to make to comply with REIT requirements over the next 12 months. Our actual distributions to stockholders have historically been higher than the REIT distribution requirement. The Revolver is an important source of liquidity for us. We borrowed $100.0 million under the Revolver in March 2020. The material terms of the Revolver are discussed in more detail in “Part I, Item 1. Note 7 - Debt, Net.”

Our cash flows from operating activities, less capital expenditures and principal payments, have been, and continue to be, less than the amount of distributions to our stockholders. We have funded the shortfall using cash on hand. There can be no assurance that we will pay cash dividends in an amount consistent with prior quarters. Any difference between the amount of any future dividend and the amount of dividends in prior quarters could be material, and there can be no assurance that our board of directors will declare any dividend at all. In light of the ongoing impacts of COVID-19, the board of directors reduced the Company’s regular quarterly cash dividend on its common shares for the first quarter of 2020 by 50% to $0.065 per share. The board of directors believes the dividend reduction is the most prudent course of action as it continues to monitor the Company’s financial performance and liquidity. The board of directors will continue to re-evaluate the level of future dividends.

The impacts of the COVID-19 pandemic will also affect the Company’s liquidity in other ways. As discussed above in “Overview - COVID-19 & Considerations Related to Our Business,” we expect decreased occupancy in our properties, which will result in a reduction in our revenues and our cash flows. Over time, if financial results at the properties which secure the Revolver underperform, our availability to borrow funds under the Revolver will be limited. In addition, if rental revenues and fees received from residents of our managed properties decline as a result of financial or other difficulties in residents making rent payments to us, it would have a significant effect on our cash flows from operating activities. Lastly, we have also temporarily halted all elective capital expenditure projects and are limiting projects to those deemed necessary.

The expectations set forth above are forward-looking and subject to a number of uncertainties and assumptions, which are described in more detail in our Annual Report on Form 10-K filed with the SEC under “Factors That Could Impact Our Liquidity, Capital Resources and Capital Obligations” as well as below in “Part II, Item 1A. Risk Factors.” If our expectations about our liquidity prove to be incorrect, we could be subject to a shortfall in liquidity in the future, and this shortfall may occur rapidly and with little or no notice, which would limit our ability to address the shortfall on a timely basis.

Other Factors That Could Impact Our Liquidity, Capital Resources and Capital Obligations

The following factors could also impact our liquidity, capital resources and capital obligations:

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

Debt Obligations

Our debt contains various customary financial and other covenants, and in certain cases include a Debt Service Coverage Ratio, Project Yield or Minimum Net Worth, Minimum Consolidated Tangible Net Worth, Adjusted Consolidated EBITDA to Fixed Charges and Liquid Assets provision, as defined in the agreements. As of March 31, 2020, we were in compliance with all of such covenants.

Capital Expenditures

For our Managed IL Properties and Other Properties segments, we anticipate that capital expenditures will be funded through operating cash flows from the Managed IL Properties. Capital expenditures, net of insurance proceeds for the Managed IL Properties segment were $2.8 million for the three months ended March 31, 2020. There were no capital expenditures for the Other Properties segment for the three months ended March 31, 2020.

With respect to our property under a triple net lease arrangement in the Other Properties segment, the terms of this arrangement require the tenant to fund all necessary capital expenditures in order to maintain and improve the applicable senior housing properties. To the extent that our tenant is unwilling or unable to fund these capital expenditure obligations under the existing lease arrangement, we may fund capital expenditures with additional borrowings or cash flow from the operations of the senior housing properties. We may also provide corresponding loans or advances to our tenant which would increase the rent payable to us. For further information regarding capital expenditures related to our triple net lease property, see “Contractual Obligations” below and “Part I, Item 1. Note 13 – Commitments and Contingencies” to our consolidated financial statements.

Cash Flows

The following table provides a summary of our cash flows:

	Three Months Ended March 31,		Increase (Decrease)
(dollars in thousands)	2020	2019	Amount
Net cash provided by (used in)
Operating activities	$(4,241)	$(11,095)	$6,854
Investing activities	371,018	(6,647)	377,665
Financing activities	(282,173)	(14,241)	(267,932)
Net decrease in cash, cash equivalents and restricted cash	84,604	(31,983)	116,587
Cash, cash equivalents and restricted cash, beginning of period	63,829	92,656	(28,827)
Cash, cash equivalents and restricted cash, end of period	$148,433	$60,673	$87,760

Operating activities

Net cash used in operating activities was $4.2 million and $11.1 million for the three months ended March 31, 2020 and 2019, respectively. The period-over-period decrease of $6.9 million was primarily due to a one-time termination fee of $10.0 million paid in 2019 to the Former Manager when we entered into an agreement to internalize our management and higher NOI during the three months ended March 31, 2020.

Investing activities

Net cash provided by investing activities was $371.0 million and net cash used in investing activities was $6.6 million for the three months ended March 31, 2020 and 2019, respectively. The period-over-period increase of $377.7 million was due to net proceeds received in February 2020 from the AL/MC Portfolio Disposition of $375.0 million.

Financing activities

Net cash used in financing activities was $282.2 million and $14.2 million for the three months ended March 31, 2020 and 2019, respectively. The period-over-period increase of $267.9 million was primarily due to the repayments of debt in conjunction with the AL/MC Portfolio Disposition and debt refinancing of $576.1 million, offset by proceeds from the 2020 Freddie Financing of $270.0 million and borrowings under the Revolver of $100.0 million in February 2020.

The Company borrowed $100.0 million under the Revolver in March 2020.

REIT Compliance Requirements

We are organized and conduct our operations to qualify as a REIT for U.S. federal income tax purposes. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, excluding net capital gains. We intend to pay dividends greater than all of our REIT taxable income to holders of our common stock in 2020, if, and to the extent, authorized by our board of directors. We note that a portion of this requirement may be able to be met in future years with stock dividends, rather than cash distributions, subject to limitations. We expect that our operating cash flows will exceed REIT taxable income due to depreciation and other non-cash deductions in computing REIT taxable income. However, before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our obligations. If we do not have sufficient liquid assets to enable us to satisfy the 90% distribution requirement, or if we decide to retain cash, we may sell assets, issue equity securities or borrow funds to make cash distributions, or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

Income Tax

We are organized and conduct our operations to qualify as a REIT under the requirements of the Code. Currently, certain of our activities are conducted through our TRS and therefore are subject to federal and state income taxes at regular corporate tax rates.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2020, we do not have any off-balance sheet arrangements. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, special purpose or variable interest entities established to facilitate off-balance sheet arrangements. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intend to provide additional funding to any such entities.

CONTRACTUAL OBLIGATIONS

As of March 31, 2020, we had the following material contractual obligations, including estimates of interest payments on our floating rate debt (dollars in thousands):

	Period from April 1, 2020 to December 31, 2020	2021	2022	2023	2024	Thereafter	Total
Principal payments	$2,305	$9,241	$19,103	$19,817	$24,160	$44,276	$118,902
Balloon payments	—	—	48,419	—	100,000	1,337,112	1,485,531
Subtotal	2,305	9,241	67,522	19,817	124,160	1,381,388	1,604,433
Redeemable preferred stock	20,000	20,000	—	—	—	—	40,000
Interest & redeemable preferred stock dividend (A)(B)	49,209	63,877	60,643	59,175	55,987	87,029	375,920
Leases	392	509	471	466	235	310	2,383
Total obligations (C)	$71,906	$93,627	$128,636	$79,458	$180,382	$1,468,727	$2,022,736

(A)
Estimated interest payments on floating rate debt are calculated using LIBOR rates in effect at March 31, 2020 and may not be indicative of actual payments. Actual payments may vary significantly due to LIBOR fluctuations. See “Part I, Item 1. Note 7 – Debt, Net” to the consolidated financial statements for further information about interest rates.

(B)	Includes obligations to pay dividends of $1.8 million in 2020, and $1.2 million in 2021 on the Series A redeemable preferred stock.

(C)	Total obligations include an estimate of interest payments on floating rate debt, see Note A above.

In addition to our contractual obligations, we are a party to property management agreements with property managers. See “Part I, Item 1. Note 13 – Commitments and Contingencies” to the consolidated financial statements for information related to our capital improvement and repair commitments.

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

The following table sets forth a reconciliation of net income (loss) attributable to common stockholders to FFO, Normalized FFO and Adjusted FFO; adjustments below include amounts related to properties classified as discontinued operations:

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Net income (loss) attributable to common stockholders	$5,239	$(11,791)
Depreciation and amortization	17,536	20,787
Gain on sale of real estate	(19,992)	—
FFO	2,783	8,996
Acquisition, transaction and integration expense	1,170	650
Loss on extinguishment of debt	9,486	—
Compensation expense related to transition awards	390	601
Other (income) expense (A)	(294)	1,306
Normalized FFO	13,535	11,553
Straight line rental revenue	(134)	(173)
Amortization of equity-based compensation expense	1,106	—
Amortization of deferred financing costs	906	1,208
Amortization of deferred community fees and other	(1,314)	569
Adjusted FFO	$14,099	$13,157

(A) Primarily includes changes in the fair value of financial instruments, insurance recoveries and casualty related charges.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) facilitates an assessment of the operating performance of our existing portfolio of assets on an unleveraged basis by eliminating the impact of our capital structure and tax position. We define Adjusted EBITDA as net income (loss) attributable to common stockholders, which includes loss from discontinued operations, before interest, taxes, depreciation and amortization (including non-cash equity-based compensation expense), excluding deemed dividends on redeemable preferred stock, gain or loss on sale of real estate, impairment of real estate held for sale, acquisition, transaction and integration expense, loss on extinguishment of debt, compensation expense related to transition awards, incentive compensation on sale of real estate, termination fee to affiliate, gain on lease termination, litigation proceeds, and other expense.

The following table sets forth a reconciliation of net income (loss) attributable to common stockholders to Adjusted EBITDA; adjustments below include amounts related to properties classified as discontinued operations:

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Net income (loss) attributable to common stockholders	$5,239	$(11,791)
Depreciation and amortization	17,536	20,787
Deemed dividend on redeemable preferred stock	598	598
Gain on sale of real estate	(19,992)	—
Acquisition, transaction and integration expense	1,170	650
Loss on extinguishment of debt	9,486	—
Compensation expense related to transition awards	390	601
Other (income) expense (A)	(294)	1,306
Amortization of equity-based compensation expense	1,106	—
Interest expense	18,580	23,719
Income tax expense	59	80
Adjusted EBITDA	$33,878	$35,950

(A) Primarily includes changes in the fair value of financial instruments, insurance recoveries and casualty related charges.

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

Other than critical accounting policies mentioned in “Part I, Item 1. Note 2 – Summary of Significant Accounting Policies” of our consolidated financial statements, there were no material changes to our critical accounting policies disclosed in our Form 10-K for the year ended December 31, 2019.

RECENT ACCOUNTING PRONOUNCEMENTS

See “Part I, Item 1. Note 2 – Summary of Significant Accounting Policies” of our consolidated financial statements for information about recent accounting pronouncements.

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

In May 2019, we entered into an interest rate swap with a notional amount of $350.0 million and a maturity date of May 2022 that effectively converts LIBOR-based floating-rate debt to fixed-rate debt, thus reducing the impact of interest-rate changes on future interest expense. After considering the effect of the interest rate swap, $0.8 billion of our floating rate debt with an average coupon rate of 3.66% would be subject to interest rate fluctuations. As a result, a 100 basis point increase in interest rates would increase annual interest expense by $7.9 million. A 100 basis point decrease in interest rates would decrease annual interest expense by $7.8 million due to LIBOR floor included in certain debt agreements.

The table below sets forth the outstanding face amount of our debt subject to LIBOR fluctuations after incorporating the impact of the interest rate swap discussed above, excluding debt associated with assets classified as discontinued operations:

	March 31, 2020	December 31, 2019
	Outstanding Face Amount	Outstanding Face Amount
Floating Rate	$789,753	$789,036
Fixed Rate	814,680	814,680
Total	$1,604,433	$1,603,716

Liquidity Risk

As described further in “Part II, Item 1A. Risk Factors,” the following factors could affect our liquidity, access to capital resources and our capital obligations.

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

•
As discussed in more detail in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources,” the impacts of the COVID-19 pandemic will affect the Company’s liquidity in various ways, including among other things by further impairing our ability to access the capital markets, by reducing our revenues due to decreased occupancy at our properties and reduced asset values, which over time may limit the borrowing availability under our Revolver.

ITEM 4. CONTROLS AND PROCEDURES

(a)
Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective. We instituted a full remote working policy in mid-March that will be in effect indefinitely. Considering the COVID-19 pandemic, we have modified certain controls to address the challenges associated with a remote working environment.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are and may from time to time become involved in legal proceedings, including regulatory investigations and inquiries, in the ordinary course of our business. Although we are unable to predict with certainty the eventual outcome of any litigation, regulatory investigation or inquiry, in the opinion of management, we do not expect our current and any threatened legal proceedings to have a material adverse effect on our financial position or results of operations. Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material adverse effect on our financial results.

ITEM 1A. RISK FACTORS

We are supplementing the risk factors described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 (“Form 10-K”) with the additional risk factor set forth below. This additional risk factor supplements, and to the extent inconsistent, supersedes such risk factors.

The novel coronavirus (“COVID-19”) global pandemic and measures intended to prevent its spread have had, and may continue to have, a material adverse effect on our business, results of operations, financial condition and liquidity, as well as on the price of our common stock.

The COVID-19 pandemic is causing significant disruptions to the U.S. and global economies and has contributed to volatility and negative pressure in financial markets. The outbreak has led federal, state and local governments and public health authorities to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders.

Our portfolio consists of independent senior living properties. Accordingly, factors that affect real estate and the senior housing industry will have a more pronounced effect on our portfolio relative to a portfolio of more diversified investments. In particular, because COVID-19 has had disproportionately severe impacts on the health of seniors, we expect to be more significantly affected by COVID-19 than other REITs that focus on different sectors. As of the date of this filing, approximately 15.5% of our 103 communities have reported cases of COVID-19, and we expect the number of confirmed cases to continue to rise as testing for the virus becomes more widespread. Although we are taking various measures to reduce the risk of transmission of COVID-19 in our properties, including limiting access to our facilities and common areas within our facilities, and we are working proactively with our operators to monitor their protocols and share best practices for reducing the spread of COVID-19, we can provide no assurance that these measures will be effective in preventing additional cases of COVID-19 within our properties. COVID-19 and the measures that we have taken in response to combat the virus have already resulted in reduced occupancy rates of our properties, resulting in reduced rental revenue, and it has increased operating costs at our properties, and we expect these trends to continue during the course of the COVID-19 pandemic. In addition, our residents and tenant may experience deteriorating financial conditions as a result of the COVID-19 pandemic and may be unwilling or unable to satisfy their obligations to us on a timely basis, or at all, which may further reduce our revenues and cash flows. We also may face an increased risk of litigation if we have residents who become seriously ill due to COVID-19, or with our residents and tenant related to their obligations to us.

The COVID-19 pandemic has also caused, and is likely to continue to cause, severe economic, market and other disruptions worldwide, including a significant decline and volatility in equity markets and in asset values more generally. These factors have significantly affected the price of our common stock, which traded as high as $8.35 per share and as low as $1.72 per share during the first quarter of 2020. We cannot assure you that conditions in the credit, capital and other financial markets will not continue to deteriorate as a result of the pandemic, or that our ability to obtain financing, including through refinancing our existing indebtedness at the times of maturity, will not become constrained, which could adversely affect the availability and terms of our ability to access equity and debt capital markets, or make future borrowings, renewals or refinancings. In addition, our liquidity may be adversely affected by these factors, reductions in our revenues due to decreased occupancy in our properties and reduced asset values, which over time may limit the borrowing availability under our Revolver.

The extent of the COVID-19 pandemic’s effect on our business, operational, financial performance and liquidity will depend on future developments, including the duration, spread, intensity and recurrence of the pandemic, both generally and with respect to its effect on our properties, all of which are highly uncertain and very difficult to predict at this time. Due to the speed with which the situation is developing, we are not able at this time to estimate the effect of these factors on our business, but the adverse impact of these factors on our business, results of operations, financial condition, cash flows and stock price could be material.

In addition, to the extent COVID-19 adversely affects our business, financial condition, and results of operations and economic conditions more generally, it may also have the effect of heightening many of the other risk factors described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On May 4, 2020, the Board adopted Amended and Restated Bylaws of the Company (as so amended and restated, the “Bylaws”), which took effect immediately. The Bylaws supersede the previously existing Amended and Restated Bylaws, which took effect on February 25, 2020. The Bylaws were amended to remove the requirement in Section 5.7 of the Bylaws that there be a minimum of 30 days between the record date and payment date for a dividend or other distribution. The Bylaws continue to provide that there be a maximum of 60 days between the record date and the payment date of a dividend or other distribution, consistent with the Delaware General Corporation Law. The foregoing description is qualified in its entirety by the full text of the Bylaws, a copy of which is attached hereto as Exhibit 3.1 and incorporated by reference herein.

ITEM 6. EXHIBITS

Exhibits filed with this Form 10-Q:
3.1	Amended and Restated Bylaws of New Senior Investment Group Inc.
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Interactive Data File formatted in Inline XBRL
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

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

May 8, 2020