Form 10-Q
period 2020-06-30
New Senior Investment Group Inc.
filed 2020-08-10
CIK 1610114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

Common stock, par value $0.01 per share: 83,023,846 shares outstanding as of July 31, 2020.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of New Senior Investment Group Inc.’s (“New Senior,” the “Company,” “we,” “us” or “our”) investments, the stability of our earnings, and our financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “would,” “should,” “potential,” “intend,” “expect,” “plan,” “endeavor,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual outcome of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•the duration and scope of the novel coronavirus (“COVID-19”) global pandemic, its impact on occupancy rates and on our operations and the operations of our property managers/tenant; actions that local, state and the federal government take in response to the pandemic, including the introduction of public health measures and other regulations that could affect the operations of our properties; the effects of the health and safety measures adopted by us and our property managers/tenant related to the pandemic; increased operational costs as a result of health and safety measures related to COVID-19, and the overall impact of COVID-19 on our business, results of operations, financial condition and liquidity, as well as on the price of our common stock;
•our ability to comply with the terms of our financings, which depends in part on the performance of our property managers;
•any increase in our borrowing costs as a result of rising interest rates or other factors;
•our ability to pay down, refinance, restructure or extend our indebtedness as it becomes due or as needed to comply with the terms of our covenants or to facilitate our ability to sell assets;
•our ability to manage our liquidity and sustain distributions to our stockholders, particularly in light of the cash shortfall described in our risk factors under “Part II, Item 1A.” and under “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources”;
•our dependence on our property managers and tenant to operate our properties successfully and in compliance with the terms of our agreements with them, applicable law and the terms of our financings;
•factors affecting the performance of our properties, such as increases in costs (including, but not limited to, the costs of labor, supplies, insurance and property taxes);
•concentration risk with respect to Holiday Retirement (“Holiday”), which, for the six months ended June 30, 2020, accounted for 94.5% of total net operating income (“NOI”) from continuing operations;
•risks associated with a change of control in the ownership or senior management of Holiday;
•our ability and the ability of our property managers and tenant to obtain and maintain adequate property, liability and other insurance from reputable, financially stable providers;
•changes of federal, state and local laws and regulations relating to employment, fraud and abuse practices, Medicaid reimbursement and licensure, etc., including those affecting the healthcare industry that affect our costs of compliance or increase the costs, or otherwise affect the operations of our property managers or tenant;
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
•our ability to sell properties on favorable terms and to realize the anticipated benefits from any such dispositions, including as a result of a reduction of real estate value related to the COVID-19 pandemic;
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
•the impact of any current or future legal proceedings and regulatory investigations and inquiries on us or our property managers;
•our reliance on our property managers for timely delivery of accurate property-level financial results; and
•our ability to maintain our qualification as a Real Estate Investment Trust (“REIT”) for U.S. federal income tax purposes and the potentially onerous consequences that any failure to maintain such qualification would have on our business.

Although we believe that the expectations reflected in any forward-looking statements contained herein are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. The factors noted above could cause our actual results to differ significantly from those indicated by any forward-looking statement.

Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our management’s views only as of the date of this Quarterly Report on Form 10-Q, and to consider carefully the factors discussed in “Part II, Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q and “Part I, Item 1A. Risk Factors” of our 2019 Annual Report on Form 10-K in evaluating these forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

SPECIAL NOTE REGARDING EXHIBITS

In reviewing the agreements and amendments included as exhibits to this Quarterly Report on Form 10-Q, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Real estate investments:
Land	$134,643	$134,643
Buildings, improvements and other	1,973,699	1,970,036
Accumulated depreciation	(385,667)	(351,555)
Net real estate property	1,722,675	1,753,124
Acquired lease and other intangible assets	7,642	7,642
Accumulated amortization	(2,416)	(2,238)
Net real estate intangibles	5,226	5,404
Net real estate investments	1,727,901	1,758,528
Assets from discontinued operations	—	363,489
Cash and cash equivalents	102,325	39,614
Receivables and other assets, net	31,508	33,078
Total Assets	$1,861,734	$2,194,709

Liabilities, Redeemable Preferred Stock and Equity
Liabilities
Debt, net	$1,546,764	$1,590,632
Liabilities from discontinued operations	—	267,856
Accrued expenses and other liabilities	57,823	59,320
Total Liabilities	1,604,587	1,917,808
Commitments and contingencies (Note 14)
Redeemable preferred stock, $0.01 par value with $100 liquidation preference, 400,000 shares authorized, issued and outstanding as of both June 30, 2020 and December 31, 2019	40,500	40,506
Equity
Preferred stock, $0.01 par value, 99,600,000 shares (excluding 400,000 shares of redeemable preferred stock) authorized, none issued or outstanding as of both June 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 83,023,396 and 82,964,438 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	830	830
Additional paid-in capital	904,135	901,889
Accumulated deficit	(674,626)	(660,588)
Accumulated other comprehensive loss	(13,692)	(5,736)
Total Equity	216,647	236,395
Total Liabilities, Redeemable Preferred Stock and Equity	$1,861,734	$2,194,709

See accompanying notes to consolidated financial statements (unaudited).

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Resident fees and services	$82,951	$84,821	$167,958	$170,570
Rental revenue	1,582	1,583	3,165	3,165
Total revenues	84,533	86,404	171,123	173,735
Expenses
Property operating expense	48,760	50,693	99,825	103,632
Interest expense	15,281	19,570	32,500	39,420
Depreciation and amortization	16,782	16,987	34,318	33,981
General and administrative expense	5,894	5,359	11,740	10,337
Acquisition, transaction and integration expense	19	174	152	666
Loss on extinguishment of debt	—	335	5,884	335
Other expense	433	62	328	1,377
Total expenses	87,169	93,180	184,747	189,748
Loss on sale of real estate	—	(122)	—	(122)
Loss before income taxes	(2,636)	(6,898)	(13,624)	(16,135)
Income tax expense	22	37	82	73
Loss from continuing operations	(2,658)	(6,935)	(13,706)	(16,208)
Discontinued Operations:
Gain on sale of real estate	—	—	19,992	—
Loss from discontinued operations	—	(2,651)	(3,107)	(4,571)
Discontinued operations, net	—	(2,651)	16,885	(4,571)
Net income (loss)	(2,658)	(9,586)	3,179	(20,779)
Deemed dividend on redeemable preferred stock	(599)	(599)	(1,197)	(1,197)
Net income (loss) attributable to common stockholders	$(3,257)	$(10,185)	$1,982	$(21,976)

Basic earnings per common share: (A)
Loss from continuing operations attributable to common stockholders	$(0.04)	$(0.09)	$(0.18)	$(0.21)
Discontinued operations, net	—	(0.03)	0.20	(0.06)
Net income (loss) attributable to common stockholders	$(0.04)	$(0.12)	$0.02	$(0.27)
Diluted earnings per common share: (A)
Loss from continuing operations attributable to common stockholders	$(0.04)	$(0.09)	$(0.18)	$(0.21)
Discontinued operations, net	—	(0.03)	0.20	(0.06)
Net income (loss) attributable to common stockholders	$(0.04)	$(0.12)	$0.02	$(0.27)
Weighted average number of shares of common stock outstanding
Basic and diluted (B)	82,459,741	82,209,844	82,423,182	82,206,475
Dividends declared and paid per share of common stock	$0.07	$0.13	$0.20	$0.26

(A)Basic earnings per common share (“EPS”) is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding. The outstanding shares used to calculate the weighted average basic shares exclude 454,921 and 916,415 restricted stock awards, net of forfeitures, as of June 30, 2020 and 2019, respectively, as those shares were issued but were not vested and therefore, not considered outstanding for purposes of computing basic EPS share. Diluted EPS is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding plus the additional dilutive effect, if any, of common stock equivalents during each period.
(B)Dilutive share equivalents and options were excluded for the three and six months ended June 30, 2020 and 2019 as their inclusion would have been anti-dilutive given our loss position.

See accompanying notes to consolidated financial statements (unaudited).

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(2,658)	$(9,586)	$3,179	$(20,779)
Other comprehensive income (loss):
Unrealized gain (loss) on cash flow hedge	762	(6,264)	(7,956)	(6,264)
Total other comprehensive loss	762	(6,264)	(7,956)	(6,264)
Total comprehensive loss	$(1,896)	$(15,850)	$(4,777)	$(27,043)

See accompanying notes to consolidated financial statements (unaudited).

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended June 30, 2020
	Common Stock		Accumulated Deficit	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Equity at March 31, 2020	82,880,222	$829	$(666,424)	$902,288	$(14,454)	$222,239
Equity awards vested	96,659	1				1
Shares repurchased and retired to satisfy tax withholding upon vesting	(13,887)	—	—	(52)	—	(52)
Amortization of equity-based compensation	—	—	—	1,719	—	1,719
Directors shares issued	60,402	—	—	180	—	180
Dividends declared - common stock ($0.065 per share)	—	—	(5,369)	—	—	(5,369)
Dividends declared - equity awards ($0.065 per share)	—	—	424	—	—	424
Deemed dividend on redeemable preferred stock	—	—	(500)	—	—	(500)
Dividends declared on redeemable preferred stock	—	—	(99)	—	—	(99)
Other comprehensive loss	—	—	—	—	762	762
Net loss	—	—	(2,658)	—	—	(2,658)
Equity at June 30, 2020	83,023,396	$830	$(674,626)	$904,135	$(13,692)	$216,647

	Six Months Ended June 30, 2020
	Common Stock		Accumulated Deficit	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Equity at December 31, 2019	82,964,438	$830	$(660,588)	$901,889	$(5,736)	$236,395
Equity awards vested	119,796	1	—	—	—	1
Shares repurchased and retired to satisfy tax withholding upon vesting	(121,240)	(1)	—	(1,050)	—	(1,051)
Amortization of equity-based compensation	—	—	—	3,116	—	3,116
Directors shares issued	60,402	—	—	180	—	180
Dividends declared - common stock ($0.195 per share)	—	—	(16,077)	—	—	(16,077)
Dividends declared - equity awards ($0.065 - $0.195 per share)	—	—	57	—	—	57
Deemed dividend on redeemable preferred stock	—	—	(500)	—	—	(500)
Dividends declared on redeemable preferred stock	—	—	(697)	—	—	(697)
Other comprehensive loss	—	—	—	—	(7,956)	(7,956)
Net income	—	—	3,179	—	—	3,179
Equity at June 30, 2020	83,023,396	$830	$(674,626)	$904,135	$(13,692)	$216,647

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended June 30, 2019
	Common Stock		Accumulated Deficit	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Equity at March 31, 2019	82,209,844	$822	$(639,086)	$898,858	$—	$260,594
Restricted stock awards issued	916,415	9	—	(9)	—	—
Amortization of equity-based compensation	—	—	—	537	—	537
Dividends declared - common stock ($0.13 per share)	—	—	(10,688)	—	—	(10,688)
Dividends declared - equity awards ($0.13 per share)	—	—	(119)	—	—	(119)
Deemed dividend on redeemable preferred stock	—	—	(500)	—	—	(500)
Dividends declared on redeemable preferred stock	—	—	(99)	—	—	(99)
Other comprehensive loss	—	—	—	—	(6,264)	(6,264)
Net loss	—	—	(9,586)	—	—	(9,586)
Equity at June 30, 2019	83,126,259	$831	$(660,078)	$899,386	$(6,264)	$233,875

	Six Months Ended June 30, 2019
	Common Stock		Accumulated Deficit	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Equity at December 31, 2018	82,148,869	$821	$(616,504)	$898,135	$—	$282,452
Restricted stock awards issued	916,415	9		(9)	—	—
Amortization of equity-based compensation	—	—	—	986	—	986
Directors shares issued	60,975	1	—	274	—	275
Dividends declared - common stock ($0.26 per share)	—	—	(21,375)	—	—	(21,375)
Dividends declared - equity awards ($0.26 per share)	—	—	(223)	—	—	(223)
Deemed dividend on redeemable preferred stock	—	—	(500)	—	—	(500)
Dividends declared on redeemable preferred stock	—		(697)			(697)
Other comprehensive loss	—	—	—	—	(6,264)	(6,264)
Net loss	—	—	(20,779)	—	—	(20,779)
Equity at June 30, 2019	83,126,259	$831	$(660,078)	$899,386	$(6,264)	$233,875

See accompanying notes to consolidated financial statements (unaudited).

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2020	2019
Cash Flows From Operating Activities
Net income (loss)	$3,179	$(20,779)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of tangible assets and amortization of intangible assets	34,318	33,981
Amortization of deferred financing costs	1,614	1,498
Amortization of deferred revenue, net	(416)	1,071
Non-cash straight-line rental revenue	(242)	(321)
Loss on extinguishment of debt	5,884	335
Amortization of equity-based compensation	3,116	986
(Gain) Loss on sale of real estate	(19,992)	122
Other non-cash expense	776	1,133
Changes in:
Receivables and other assets, net	1,637	(328)
Accrued expenses and other liabilities	(12,136)	(19,344)
Net cash provided by (used in) operating activities - continuing operations	17,738	(1,646)
Net cash provided by (used in) operating activities - discontinued operations	(3,105)	6,512
Net cash provided by operating activities	14,633	4,866
Cash Flows From Investing Activities
Proceeds from sale of real estate	—	13,086
Capital expenditures, net of insurance proceeds	(3,926)	(10,132)
Net cash provided by (used in) investing activities - continuing operations	(3,926)	2,954
Net cash provided by (used in) investing activities - discontinued operations (A)	373,805	(3,906)
Net cash provided by (used in) investing activities	369,879	(952)
Cash Flows From Financing Activities
Principal payments of mortgage notes payable and capital lease obligations	(1,344)	(3,392)
Proceeds from mortgage notes payable	270,015	—
Proceeds from borrowings on the revolving credit facility	100,000	—
Repayments of borrowings on the revolving credit facility	(40,000)	—
Repayments of mortgage notes payable and capital lease obligations	(369,000)	(13,674)
Payment of exit fee on extinguishment of debt	(4,504)	(206)
Payment of deferred financing costs	(4,704)	(799)
Purchase of interest rate caps	(81)	(35)
Taxes paid for net settlement of equity-based compensation awards	(1,050)	—
Payment of common stock dividend	(16,077)	(21,375)
Payment of redeemable preferred stock dividend	(1,203)	(697)
Payment of restricted stock dividend	(279)	—
Net cash used in financing activities - continuing operations	(68,227)	(40,178)
Net cash provided by (used in) financing activities - discontinued operations (B)	(260,996)	2,199
Net cash used in financing activities	(329,223)	(37,979)
Net increase (decrease) in cash, cash equivalents and restricted cash	55,289	(34,065)
Cash, cash equivalents and restricted cash, beginning of period	63,829	92,656
Cash, cash equivalents and restricted cash, end of period	$119,118	$58,591

(A) For the six months ended June 30, 2020, amount primarily consists of net proceeds from the AL/MC Portfolio Disposition. Refer to “Note 4 - Dispositions” for details.
(B) For the six months ended June 30, 2020, amount primarily consists of repayments of debt in conjunction with the AL/MC Portfolio Disposition. Refer to “Note 4 - Dispositions” for details.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2020	2019
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$34,236	$44,963
Cash paid during the period for income taxes	263	344
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Issuance of common stock	$180	$275
Capital lease obligations	474	345

	Six Months Ended June 30,
	2020	2019
Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents	$39,614	$72,422
Restricted cash (A)	24,215	20,234
Total, beginning of period	$63,829	$92,656
Cash and cash equivalents	$102,325	$35,398
Restricted cash (A)	16,793	23,193
Total, end of period	$119,118	$58,591
(A)Restricted cash consists of (i) amounts held by lender in tax, insurance, replacement reserve and other escrow accounts and (ii) security deposits; amounts relating to continuing operations are included in “Receivables and other assets, net” in our Consolidated Balance Sheets.

See accompanying notes to consolidated financial statements (unaudited).

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2020
(dollars in tables in thousands, except share data)

1.ORGANIZATION

New Senior is a REIT primarily focused on investing in private pay senior housing properties. As of June 30, 2020, we owned a geographically diversified portfolio of 103 primarily private pay senior housing properties located across 36 states. We are listed on the New York Stock Exchange (“NYSE”) under the symbol “SNR” and are headquartered in New York, New York.

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

Other Properties – We own one continuing care retirement community (“CCRC”) and lease this property to Watermark Retirement Communities, Inc. (“Watermark”), a healthcare operating company under a triple net lease agreement. In a triple net lease arrangement, the lessee agrees to operate and maintain the property at its own expense, including maintenance, utilities, taxes, insurance, repairs, capital improvements and the payroll expense of property-level employees. Our triple net lease agreement has an initial term of 15 years and includes a renewal option and annual rent increases ranging from 2.75% to 3.25%.

We were formed as a Delaware limited liability company on May 17, 2012 as a wholly owned subsidiary of Drive Shack Inc., formerly Newcastle Investment Corp. (“Drive Shack”). On November 6, 2014, we were spun-off from Drive Shack and our shares of common stock were publicly listed on the NYSE.

Coronavirus (COVID-19) global pandemic

The novel coronavirus (COVID-19) global pandemic is causing significant disruptions to the U.S. and global economies and has contributed to volatility and negative pressure in financial markets. During the three and six months ended June 30, 2020, we incurred $1.4 million and $1.9 million of COVID-19 related costs, respectively, which were recorded in “Property operating expense” in our Consolidated Statements of Operations. These costs mainly consist of personal protective equipment (“PPE”) and other supplies such as packaging necessary for in-room meal deliveries to our residents. During the six months ended June 30, 2020, we saw these costs continue, but they have been largely offset by variable expense savings associated with lower occupancy and strong expense management from our operators. Depending upon how the pandemic continues to evolve, there may be other future operating expenses that we may be required to bear, such as costs for testing kits for residents and staff, temperature screening machines, additional cleaning equipment, or protocols related to the properties, however, the full extent to which the pandemic will directly or indirectly impact our business including revenues, expenses, value of our real estate, collectability of receivables and operating cash flows is highly uncertain and difficult to predict. A general economic downturn resulting from COVID-19 and measures taken to contain it that persists over a long period of time could have a prolonged negative impact on our financial condition and results of operations. As the extent and duration of the increasingly broad effects of COVID-19 on the U.S. economy remains unclear, it is difficult for us to assess and estimate its impact on our results of operations at this time.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP’’) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for financial statements. The consolidated financial statements include the accounts of New Senior and its consolidated subsidiaries. All significant intercompany transactions and balances have been eliminated. We consolidate those entities in which we have control over significant operating, financial and investing decisions of the entity. In the opinion of

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2020
(dollars in tables in thousands, except share data)

management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC.

Certain prior period amounts have been reclassified to conform to the current period’s presentation, primarily related to the classification of certain properties as discontinued operations.

Significant Accounting Policies

Earnings per Common Share

The two-class method determines EPS for each class of common stock and participating securities according to dividends declared (or accumulated) and their respective participation rights in undistributed earnings. Non-vested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and, therefore are included in the computation of basic EPS pursuant to the two-class method. During the six months ended June 30, 2020, we issued 435,316 unvested restricted stock units to officers, employees and non-employee directors with certain participating rights (“Participating RSUs”).

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). This ASU provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference London Inter-Bank Rate (“LIBOR”) or another rate that is expected to be discontinued. Companies can adopt ASU 2020-04 anytime during the effective period of March 12, 2020 through December 31, 2022. We are currently assessing the provisions of ASU 2020-04 and have not made any hedge accounting elections as of June 30, 2020. If an election is made at a later date, we will apply the provisions of this guidance.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2020
(dollars in tables in thousands, except share data)

3.DISCONTINUED OPERATIONS

On October 31, 2019, we entered into a Purchase and Sale Agreement (the “Sale Agreement”) to sell a portfolio of 28 assisted living/memory care (“AL/MC”) properties for a gross sale price of $385.0 million (the “AL/MC Portfolio Disposition”). The portfolio represented a separate reportable segment at the time and the sale represented a strategic shift that would have a major effect on our operations and financial results. As a result, we classified the assets and liabilities associated with the operations of the 28 AL/MC properties as discontinued operations in our consolidated financial statements. On February 10, 2020, the sale was completed. Refer to “Note 4 - Dispositions” for details.

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

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2020
(dollars in tables in thousands, except share data)

For the three and six months ended June 30, 2020 and 2019, the results of operations associated with discontinued operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Resident fees and services	$—	$29,616	$14,024	$59,904
Total revenues	—	29,616	14,024	59,904
Expenses
Property operating expenses	—	24,264	11,328	48,672
Interest expense	—	3,913	1,361	7,782
Depreciation and amortization	—	3,768	—	7,561
Acquisition, transaction, and integration expense	—	237	1,037	395
General and administrative expense	—	13	8	19
Loss on extinguishment of debt	—	—	3,602	—
Other expense (income)	—	45	(204)	(25)
Total expenses	—	32,240	17,132	64,404
Loss before income taxes	—	(2,624)	(3,108)	(4,500)
Income tax (benefit) expense	—	27	(1)	71
Loss from discontinued operations	$—	$(2,651)	$(3,107)	$(4,571)

4. DISPOSITIONS

On February 10, 2020, we completed the AL/MC Portfolio Disposition for a gross sale price of $385.0 million and recognized a gain on sale of $20.0 million, which is recorded in “Gain on sale of real estate” within “Discontinued operations, net” in our Consolidated Statements of Operations for the six months ended June 30, 2020. In conjunction with the sale, we repaid $260.2 million of debt specifically attributable to the properties included in the AL/MC Portfolio Disposition and recognized a loss on extinguishment of debt of $3.6 million, comprising of $2.5 million in prepayment penalties and $1.1 million in the write-off of unamortized deferred financing costs, which is included in “Loss from discontinued operations” in our Consolidated Statements of Operations for the six months ended June 30, 2020.

During the three months ended June 30, 2019, we sold two AL/MC assets that were previously included in the Managed AL/MC Properties segment for a combined sale price of $13.8 million, and recognized a loss on sale of $0.1 million, which is included in “Loss on sale of real estate” in our Consolidated Statements of Operations for the three and six months ended June 30, 2019. In connection with these dispositions, we repaid $13.7 million of debt. Prior to the sale, both assets were classified as “Assets held for sale” and included in “Receivables and other assets, net” in the Consolidated Balance Sheets.

5. SEGMENT REPORTING

We operate in two reportable business segments, Managed IL Properties and Other Properties. Our Managed IL Properties segment includes 102 IL properties throughout the United States managed by Holiday, Merrill Gardens and Grace under Property Management Agreements. Our Other Properties segment includes one CCRC, which is currently leased to a healthcare operating company under a triple net lease agreement that obligates the tenant to pay all property-related expenses, including maintenance, utilities, taxes, insurance, repairs, capital improvements and the payroll expense of property-level employees. It also includes the operations of two managed AL/MC properties we previously owned and sold during the three and six months ended June 30, 2019.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2020
(dollars in tables in thousands, except share data)

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

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
	Managed IL Properties	Other Properties	Consolidated	Managed IL Properties	Other Properties	Consolidated
Revenues
Resident fees and services	$82,951	$—	$82,951	$83,516	$1,305	$84,821
Rental revenue	—	1,582	1,582	—	1,583	1,583
Less: Property operating expense	48,760	—	48,760	49,052	1,641	50,693
Segment NOI	$34,191	$1,582	35,773	$34,464	$1,247	35,711
Interest expense			15,281			19,570
Depreciation and amortization			16,782			16,987
General and administrative expense			5,894			5,359
Acquisition, transaction and integration expense			19			174
Loss on extinguishment of debt			—			335
Other expense			433			62
Total expenses			38,409			42,487
Loss on sale of real estate			—			(122)
Loss before income taxes			(2,636)			(6,898)
Income tax expense			22			37
Loss from continuing operations			(2,658)			(6,935)
Discontinued operations:
Loss from discontinued operations			—			(2,651)
Discontinued operations, net			—			(2,651)
Net loss			$(2,658)			$(9,586)

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2020
(dollars in tables in thousands, except share data)

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	Managed IL Properties	Other Properties	Consolidated	Managed IL Properties	Other Properties	Consolidated
Revenues
Resident fees and services	$167,958	$—	$167,958	$167,261	$3,309	$170,570
Rental revenue		3,165	3,165		3,165	3,165
Less: Property operating expense	99,825	—	99,825	99,772	3,860	103,632
Segment NOI	$68,133	$3,165	71,298	$67,489	$2,614	70,103
Interest expense			32,500			39,420
Depreciation and amortization			34,318			33,981
General and administrative expense			11,740			10,337
Acquisition, transaction and integration expense			152			666
Loss on extinguishment of debt			5,884			335
Other expense			328			1,377
Total expenses			84,922			86,116
Loss on sale of real estate			—			(122)
Loss before income taxes			(13,624)			(16,135)
Income tax expense			82			73
Loss from continuing operations			(13,706)			(16,208)
Discontinued Operations:
Gain on sale of real estate			19,992			—
Loss from discontinued operations			(3,107)			(4,571)
Discontinued operations, net			16,885			(4,571)
Net income (loss)			$3,179			$(20,779)

Assets by reportable business segment are reconciled to total assets as follows:

	June 30, 2020		December 31, 2019
	Amount	Percentage	Amount	Percentage
Managed IL Properties	$1,722,970	92.6%	$1,748,787	79.7%
Other Properties	63,619	3.4%	63,616	2.9%
All other assets (A)	75,145	4.0%	382,306	17.4%
Total assets	$1,861,734	100.0%	$2,194,709	100.0%
(A)Includes $363.5 million of assets classified as discontinued operations for the year ended December 31, 2019. The remaining balance primarily consists of corporate cash which is not directly attributable to our reportable business segments.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2020
(dollars in tables in thousands, except share data)

The following table presents the percentage of total revenues by geographic location:

	As of and for the six months ended June 30, 2020		As of and for the six months ended June 30, 2019
	Number of Communities	% of Total Revenue	Number of Communities	% of Total Revenue
Florida	9	9.0%	9	9.3%
California	9	10.3%	9	10.8%
Texas	9	8.0%	9	8.0%
North Carolina	8	8.5%	8	8.6%
Pennsylvania	5	5.7%	5	5.5%
Oregon	8	7.0%	8	7.3%
Other	55	51.5%	55	50.5%
Total	103	100.0%	103	100.0%

6.REAL ESTATE INVESTMENTS

The following table summarizes our real estate investments:

	June 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value
Land	$134,643	$—	$134,643	$134,643	$—	$134,643
Building and improvements	1,867,528	(293,648)	1,573,880	1,863,866	(266,420)	1,597,446
Furniture, fixtures and equipment	106,171	(92,019)	14,152	106,170	(85,135)	21,035
Total real estate investments	$2,108,342	$(385,667)	$1,722,675	$2,104,679	$(351,555)	$1,753,124

Depreciation expense was $16.7 million and $16.9 million for the three months ended June 30, 2020 and 2019, respectively, and $34.1 million and $33.8 million for the six months ended June 30, 2020 and 2019, respectively.

The following table summarizes our real estate intangibles:

	June 30, 2020				December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Amortization Period
Intangible lease assets	$7,642	$(2,416)	$5,226	43.5 years	$7,642	$(2,238)	$5,404	43.0 years

Amortization expense was $0.1 million for both the three months ended June 30, 2020 and 2019, and $0.2 million for both the six months ended June 30, 2020 and 2019.

We evaluate long-lived assets, primarily consisting of our real estate investments, for impairment indicators. In performing this evaluation, market conditions and our current intentions with respect to holding or disposing of the asset are considered. Where indicators of impairment are present, we evaluate whether the sum of the expected future undiscounted cash flows is less than book value. Based on our assessment, no charges were necessary for the three and six months ended June 30, 2020 and 2019.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2020
(dollars in tables in thousands, except share data)

7.RECEIVABLES AND OTHER ASSETS, NET

	June 30, 2020	December 31, 2019
Escrows held by lenders (A)	$13,842	$15,895
Straight-line rent receivable	4,326	4,084
Prepaid expenses	3,354	3,534
Security deposits	2,932	2,763
Resident receivables, net	1,142	1,345
Income tax receivable	846	821
Other assets and receivables	5,066	4,636
Total receivables and other assets	$31,508	$33,078
(A)Represents amounts held by lenders in tax, insurance, replacement reserve and other escrow accounts that are related to mortgage notes collateralized by our properties.

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

The following table sets forth future contracted minimum lease payments from the tenant within the Other Properties segment, excluding contingent payment escalations, as of June 30, 2020:

2020 (six months)	$2,979
2021	6,066
2022	6,233
2023	6,405
2024	6,581
Thereafter	38,888
Total future minimum lease payments	$67,152

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2020
(dollars in tables in thousands, except share data)

8.DEBT, NET

	June 30, 2020					December 31, 2019
	Outstanding Face Amount	Carrying Value (A)	Maturity Date	Stated Interest Rate	Weighted Average Maturity (Years)	Outstanding Face Amount	Carrying Value (A)
Floating Rate (B)(C)(D)	$1,099,645	$1,084,036	Mar 2022- Mar 2030	1M LIBOR + 2.00% to 1M LIBOR + 2.75%	6.1	$1,139,036	$1,128,100
Fixed Rate	464,680	462,728	Sep 2025	4.25%	5.0	464,680	462,532
Total	$1,564,325	$1,546,764			5.8	$1,603,716	$1,590,632
(A)The totals are reported net of deferred financing costs of $17.6 million and $13.1 million as of June 30, 2020 and December 31, 2019, respectively.
(B)Substantially all of these loans have LIBOR caps that range between 3.38% and 3.75% as of June 30, 2020.
(C)Includes $60.0 million of borrowings outstanding under the Revolver (defined below) as of June 30, 2020.
(D)As of June 30, 2020, $350.0 million of total floating rate debt has been hedged using an interest rate swap, which is carried at fair value. See “Note 9 - Derivative Instruments” for more information.

The carrying value of the collateral relating to the floating rate and fixed rate debt was $1.2 billion and $0.5 billion, respectively, as of both June 30, 2020, and December 31, 2019.

Our debt agreements contain various customary financial and other covenants, in some cases including a debt service coverage ratio and project yield, as defined in the agreements. We are in compliance with the covenants in our debt agreements as of June 30, 2020.

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

In addition, in February 2020, we also amended and restated our secured revolving credit facility in the amount of $125.0 million (the “Revolver”) and extended its maturity from December 2021 to February 9, 2024. The amendment allows the Revolver to be increased with lender consent to a maximum aggregate amount of $500.0 million, of which (i) up to 10% may be used for the issuance of letters of credit, and (ii) up to 10% may be drawn by us in the form of swing loans. The Revolver bears an interest rate of, at our option, (i) the sum of LIBOR plus 2.0% or, in the case of a swing line loan, (ii) the greater of (a) the fluctuating annual rate of interest announced from time to time by KeyBank as its “prime rate,” plus 1.0% (b) 1.5% above the effective federal funds rate and (c) the sum of LIBOR for a one-month interest period plus 2.0%. The Revolver is secured by nine of our managed IL properties and the pledge of the equity interests of certain of our wholly owned subsidiaries. We continue to pay a fee for unused amounts of the Revolver under certain circumstances, which was not material for the three months ended June 30, 2020 and $0.1 million for the six months ended June 30, 2020, which was recorded in “Interest expense” in our Consolidated Statements of Operations.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2020
(dollars in tables in thousands, except share data)

9.DERIVATIVE INSTRUMENTS

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

As of June 30, 2020 and December 31, 2019, our interest rate swap liability of $14.3 million and $5.9 million, respectively, was recorded in “Accrued expenses and other liabilities” in our Consolidated Balance Sheets. For the three and six months ended June 30, 2020, $1.5 million and $2.0 million of loss was reclassified from accumulated other comprehensive income (loss) into earnings and was recorded in “Interest expense” in our Consolidated Statements of Operations, respectively. As of June 30, 2020, approximately $7.0 million of our interest rate swap liability, which is included in accumulated other comprehensive income (loss), is expected to be reclassified into earnings in the next 12 months.

Derivatives Not Designated as Hedging Instruments

Interest rate caps

As of June 30, 2020 and December 31, 2019, our interest rate cap assets were recorded in “Receivables and other assets, net” in our Consolidated Balance Sheets. Fair value losses recognized for both the three and six months ended June 30, 2020 were not material. Fair value losses recognized for the three months ended June 30, 2019 were not material and $0.6 million for the six months ended June 30, 2019. These amounts are included in “Other expense” in our Consolidated Statements of Operations and “Other non-cash expense” in our Consolidated Statements of Cash Flows.

10.ACCRUED EXPENSES AND OTHER LIABILITIES

	June 30, 2020	December 31, 2019
Accounts payable	$9,978	$17,554
Security deposits payable	2,384	2,486
Due to property managers	6,640	6,752
Mortgage interest payable	3,822	5,665
Deferred community fees, net	5,449	5,865
Rent collected in advance	1,595	2,099
Property tax payable	5,825	5,627
Operating lease liability	2,010	1,942
Derivative liability	14,289	5,896
Other liabilities	5,831	5,434
Total accrued expenses and other liabilities	$57,823	$59,320

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2020
(dollars in tables in thousands, except share data)

11. FAIR VALUE MEASUREMENTS

The carrying amounts and fair values of our financial instruments were as follows:

	Fair Value Hierarchy	June 30, 2020		December 31, 2019
		Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents (A)	1	$102,325	$102,325	$39,614	$39,614
Restricted cash (A)	1	16,774	16,774	18,658	18,658
Interest rate caps (B)(D)	2	51	51	IMM	IMM
Financial Liabilities:
Mortgage debt (C)	3	$1,490,536	$1,536,901	$1,590,632	$1,592,855
Revolving credit facility (C)	3	56,228	59,403	—	—
Interest rate swap (B)	2	14,289	14,289	5,736	5,736
(A)The carrying amount approximates fair value.
(B)Fair value based on pricing models that consider inputs including forward yield curves, cap strike rates, cap volatility and discount rates.
(C)Fair value based on a discounted cash flow valuation model. Significant inputs in the model include amounts and timing of expected future cash flows and market yields which are constructed based on inputs implied from similar debt offerings. Our mortgage debt and revolving credit facility are not measured at fair value in our Consolidated Balance Sheets.
(D)As of December 31, 2019, the carrying value and the fair value of our interest rate caps were immaterial.

12.INCOME TAXES

New Senior is organized and conducts its operations to qualify as a REIT under the requirements of the Internal Revenue Code of 1986, as amended (the “Code”). However, certain of our activities are conducted through our taxable REIT subsidiary (“TRS”) and therefore are subject to federal and state income taxes at regular corporate tax rates.

The following table presents the provision (benefit) for income taxes (excluding discontinued operations):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Current
Federal	$—	$—	$—	$—
State and local	22	37	82	73
Total current provision	22	37	82	73
Deferred
Federal	—	—	—	—
State and local	—	—	—	—
Total deferred provision	—	—	—	—
Total provision for income taxes	$22	$37	$82	$73

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income by the TRS during the periods in which temporary differences become deductible before the net operating loss carryforward expires. Management believes that it is more likely than not that our net deferred tax assets will not be realized. As a result, we recorded valuation allowances against our deferred tax asset of $7.7 million and $7.9 million as of June 30, 2020 and December 31, 2019, respectively. However, the amount of the deferred tax asset considered realizable could be adjusted if (i) estimates of future taxable income during the carryforward period are reduced or increased or (ii) objective negative evidence in the form of cumulative losses is no longer present.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2020
(dollars in tables in thousands, except share data)

As of June 30, 2020, our TRS had a loss carryforward of approximately $28.2 million for federal income tax purposes and $32.7 million for state income tax purposes. The federal net operating losses will begin to expire at the end of 2034. The net operating loss carryforward can generally be used to offset future taxable income, if and when it arises.

13.REDEEMABLE PREFERRED STOCK, EQUITY AND EARNINGS PER COMMON SHARE

Redeemable Preferred Stock

On December 31, 2018, we issued 400,000 shares of our Series A Redeemable Preferred Stock to the private equity firm that formerly externally managed us (the “Former Manager”). The Redeemable Preferred Stock are non-voting and have a $100 liquidation preference. Holders of the Redeemable Preferred Stock are entitled to cumulative cash dividends at a rate per annum of 6.00% on the liquidation preference amount plus all accumulated and unpaid dividends. The Redeemable Preferred Stock is subject to certain terms and conditions.

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

The following table is a rollforward of our Redeemable Preferred Stock for the six months ended June 30, 2020:

Balance as of December 31, 2019	$40,506
Accrued dividend on Redeemable Preferred Stock	1,197
Paid dividend on Redeemable Preferred Stock	(1,203)
Balance as of June 30, 2020	$40,500

Amended and Restated Stock Option and Incentive Award Plan

On January 1, 2019, our board of directors adopted an Amended and Restated Nonqualified Stock Option and Incentive Award Plan (the “Plan”) providing for the grant of equity-based awards, including restricted stock awards (RSAs), restricted stock units (RSUs), stock options, stock appreciation rights, performance awards and other equity-based and non-equity based awards, in each case to our directors, officers, employees, service providers, consultants and advisors. We have reserved 27,922,570 shares of our common stock for issuance under the Plan. Vesting periods for these awards generally range from one to three years. Options expire ten years from the date of grant. Stock-based compensation expense totaled $1.7 million and $0.5 million for the three months ended June 30, 2020 and 2019, respectively, and $3.1 million and $1.0 million for the six months ended June 30, 2020 and 2019, respectively.

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
June 30, 2020
(dollars in tables in thousands, except share data)

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

We have certain equity-based compensation awards that contain non-forfeitable rights to dividends, which are considered participating securities for the purposes of computing EPS pursuant to the two-class method, and therefore we apply the two-class method in our computation of EPS. The two-class method is an earnings allocation methodology that determines EPS for common shares and participating securities according to dividends declared or accumulated and participating rights in undistributed earnings. During periods of loss, there is no allocation required under the two-class method since the participating securities do not have a contractual obligation to fund losses.

For the three and six months ended June 30, 2020 and 2019, basic and diluted net income (loss) per share was computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. The following table sets forth the computation of basic and diluted income (loss) per share of common stock for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator
Income (Loss) from continuing operations attributable to common stockholders	$(3,257)	$(7,534)	$(14,903)	$(17,405)
Discontinued operations, net	—	(2,651)	16,885	(4,571)
Net income (loss) attributable to common stockholders	(3,257)	(10,185)	1,982	(21,976)
Less: Non-forfeitable dividends allocated to participating RSUs	(28)	—	(59)	—
Net income (loss) available to common shares outstanding	$(3,285)	$(10,185)	$1,923	$(21,976)
Denominator
Basic weighted average common shares outstanding (A)	82,459,741	82,209,844	82,423,182	82,206,475
Dilutive common shares - equity awards and options (B)	—	—	—	—
Diluted weighted average common shares outstanding	82,459,741	82,209,844	82,423,182	82,206,475
Basic earnings per common share:
Loss from continuing operations attributable to common stockholders	$(0.04)	$(0.09)	$(0.18)	$(0.21)
Discontinued operations, net	—	(0.03)	0.20	(0.06)
Net income (loss) attributable to common stockholders	$(0.04)	$(0.12)	$0.02	$(0.27)
Diluted earnings per common share:
Loss from continuing operations attributable to common stockholders	$(0.04)	$(0.09)	$(0.18)	$(0.21)
Discontinued operations, net	—	(0.03)	0.20	(0.06)
Net income (loss) attributable to common stockholders	$(0.04)	$(0.12)	$0.02	$(0.27)

(A)The outstanding shares used to calculate the weighted average basic shares outstanding exclude 454,921 and 916,415 restricted stock awards as of June 30, 2020 and 2019 net of forfeitures, respectively, as those shares were issued but were not vested and therefore, not considered outstanding for purposes of computing basic income (loss) per common share for the three and six months ended June 30, 2020.
(B)During the three months ended June 30, 2020 and 2019, 292,483 and 1,694,244 dilutive share equivalents and options, respectively, were excluded as their inclusion would have been anti-dilutive given our loss position. During the six months ended June 30, 2020 and 2019, 947,465 and 1,335,826 dilutive share equivalents and options, respectively, were also excluded as their inclusion would have been anti-dilutive given our loss position.

14. COMMITMENTS AND CONTINGENCIES

As of June 30, 2020, management believes there are no material contingencies that would affect our results of operations, cash flows or financial position.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2020
(dollars in tables in thousands, except share data)

Certain Obligations, Liabilities and Litigation

We are and may become subject to various obligations, liabilities, investigations, inquiries, regulatory proceedings, litigation and claims assumed in connection with or arising from our on-going business (some of which may not be fully insured and some of which may allege large damage amounts), as well as acquisitions, sales, leasing and other activities. These claims may include, among other things, professional liability and general liability claims, unfair business practices claims, employment claims and regulatory proceedings. The risks of some of these types of claims has increased as a result of the ongoing COVID-19 pandemic. These obligations and liabilities (including the costs associated with investigations, inquiries and litigation) may be greater than expected or may not be known in advance. Any such obligations or liabilities could have a material adverse effect on our financial position, cash flows and results of operations, particularly if we are not entitled to indemnification, or if a responsible third party fails to indemnify us.

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

Proceedings Indemnified and Defended by Third Parties

From time to time, we are party to certain legal actions, regulatory investigations and claims for which third parties are contractually obligated to indemnify, defend and hold us harmless. While we are presently not being defended by any tenant and other obligated third parties in these types of matters, there is no assurance that our tenants, their affiliates or other obligated third parties would defend us in these matters, or that such parties will have sufficient assets, income and access to financing to enable them to satisfy their defense and indemnification obligations to us.

Environmental Costs

As a commercial real estate owner, we are subject to potential environmental costs. As of June 30, 2020, management is not aware of any environmental concerns that would have a material adverse effect on our financial position or results of operations.

Capital Improvement and Repair Commitments

We have agreed to make $1.0 million available for capital improvements during the 15 year lease period, which ends in 2030, to the triple net lease property under Watermark, none of which has been funded as of June 30, 2020. Upon funding these capital improvements, we will be entitled to a rent increase.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2020
(dollars in tables in thousands, except share data)

Leases

As the lessee, we currently lease our corporate office space located in New York, New York under an operating lease agreement. The lease requires fixed monthly rent payments, expires on June 30, 2024 and does not have any renewal option. We also currently lease equipment (e.g., dishwashers, copy machines and buses) used at certain of our managed IL Properties under operating lease agreements. Our leases have remaining lease terms ranging from one month to 4.0 years. We do not include any renewal options in our lease terms for calculating our lease liability because as of June 30, 2020, we were not reasonably certain if we will exercise these renewal options at this time.

As of June 30, 2020, our future minimum lease payments under our operating leases are as follows:

Year	Operating Leases
2020 (six months)	$255
2021	645
2022	508
2023	466
2024	235
Thereafter	310
Total future minimum lease payments	2,419
Less imputed interest	(409)
Total operating lease liability	$2,010

15.SUBSEQUENT EVENTS

On August 3, 2020, our board of directors declared a cash dividend on our common stock of $0.065 per share for the quarter ended June 30, 2020. The dividend is payable on September 18, 2020 to stockholders of record on September 4, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the consolidated financial statements and notes thereto included within this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those included under the heading “Cautionary Note Regarding Forward-Looking Statements,” in Part II, Item 1A. “Risk Factors” and in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.

OVERVIEW

Our Business

We are a REIT with a portfolio of 103 senior housing properties located across the United States. We are the only pure play senior housing REIT and one of the largest owners of senior housing properties. We are listed on the NYSE under the symbol “SNR” and are headquartered in New York, New York.

We conduct our business through two reportable segments: Managed Independent Living (“IL”) Properties and Other Properties. See our consolidated financial statements and the related notes included in Part I, Item 1 for additional information regarding our segments.

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
As an owner of senior living properties, with a portfolio of 102 IL properties and one continuing care retirement community (“CCRC”), COVID-19 impacts our business in various ways. Our three property managers and one tenant have all put into place various protocols to address the COVID-19 pandemic at our communities across the U.S. Some of the measures taken at the onset of the pandemic included restrictions on all non-essential visitors (including family), closure of group dining facilities and other common areas, restrictions on resident movements and group activities, as well as enhanced protocols which have required increased labor, property cleaning expenses and costs related to procuring necessary supplies such as meal containers and personal protective equipment (“PPE”). Over the last couple of months, certain of our properties have begun lifting certain restrictions in a phased approach, based on both the status of state and local regulations that affect the property as well as the status of any COVID-19 cases at the property. Lifting restrictions at our properties, particularly restrictions related to onsite visitors, while being done in a measured approach in compliance with all state and local regulations, may contribute to an increase in COVID-19 cases.

COVID-19 is having and will likely continue to have an impact on three metrics that are fundamental to our business: occupancy, rental rates and operating expenses.
Occupancy:
Following the COVID-19 outbreak, occupancy at our properties began to decrease materially as move-ins at those properties slowed due to the voluntary restrictions our operators have imposed on move-ins at our properties as discussed above. At the same time, the pandemic raises the risk of an elevated level of resident illnesses and therefore higher move-out levels at our properties. While move-out levels were slightly below historical levels at the onset of the pandemic, they have increased in recent months, likely due to pent-up demand to move-out that has been hampered by the pandemic. We do not know the extent of the ultimate impacts that COVID-19 will have on our business, and whether it will fundamentally alter the demand for senior housing in general or in our properties in particular. During the second quarter of 2020, occupancy decreased 250 basis points compared to the first quarter. It is likely that occupancy may continue to decline in the second half of 2020 as a result of the pandemic. The timing of a recovery in occupancy is difficult to predict and could be harmed by the incidence of COVID-19 at our properties or the perception that outbreaks could occur.

Rental Rates:
Our cash flows from operating activities are primarily driven by rental revenues and fees received from residents of our managed properties, and we typically increase rental fees annually. Seniors, like much of the U.S. population, may be experiencing deteriorating financial conditions as a result of the COVID-19 pandemic, which may make it difficult for them to pay rent. It is unclear at this time how COVID-19 will impact our ability to increase rental rates, or our residents’ abilities to pay rent to us. In addition, there may be pressure for us to reduce rental rates or offer other concessions in light of the pandemic and its effects on our residents and our business.

Operating Expenses:
During the first quarter of 2020, operating expenses were in line with expectations through the middle of March. We saw a slight increase in property level expenses associated with the COVID-19 pandemic towards the end of March, driven by expenditures related to the procurement of PPE and other supplies such as packaging necessary for in-room meal deliveries to residents. In the second quarter of 2020, we have seen these costs continue, but they have been largely offset by variable expense savings associated with lower occupancy and strong expense management from our operators. Depending on how the pandemic continues to evolve, there may be other future operating expenses that we may be required to bear, such as costs for testing kits for residents and staff, temperature screening machines, additional cleaning equipment, or protocols related to the properties.

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
Given the rapidly evolving nature of the COVID-19 pandemic, all of the observations and forward-looking statements above represent our current good faith views based upon the information that we have available to us at this time. We believe that the overall adverse impact that COVID-19 will have on the future operations and financial results at our communities will depend upon many factors, most of which are beyond our ability to control or predict. See also “Part II, Item 1A. Risk Factors” and below “Liquidity and Capital Resources,” for additional discussions regarding COVID-19 and its impact on our business.
Other Recent Developments

Completion of AL/MC Portfolio Disposition & Related Refinancing Activity

On February 10, 2020, we completed the sale of all 28 of our managed assisted living/memory care (“AL/MC”) properties pursuant to a Purchase and Sale Agreement, dated as of October 31, 2019 (the “Sale Agreement”), with affiliates of ReNew REIT for a gross sale price of $385.0 million (“AL/MC Portfolio Disposition”). We recognized a gain on sale of $20.0 million from the AL/MC Portfolio Disposition, which is recorded in “Gain on sale of real estate” within “Discontinued operations, net” in our Consolidated Statements of Operations. The sale of these properties represents a strategic shift that had a major effect on our operations and financial results. Accordingly, the operations of these properties were classified as discontinued operations in our consolidated financial statements included in this Form 10-Q. All prior period information has been reclassified to conform to current period presentation. Refer to “Part I, Item 1. Note 3 – Discontinued Operations” for additional details.

In February 2020, in conjunction with the AL/MC Portfolio Disposition, we repaid $368.1 million of debt and recognized a loss of extinguishment of debt of $5.9 million, comprising of $4.5 million in prepayment penalties and $1.4 million in the write-off of unamortized deferred financing costs on the loans, which is included in “Loss on extinguishment of debt” in our Consolidated Statements of Operations. We also entered into a new financing for $270.0 million, which is secured by 14 managed IL properties. In addition, we amended and restated our secured revolving credit facility in the amount of $125.0 million (the “Revolver”), which is currently secured by nine managed IL properties and the pledge of the equity interests of certain of our wholly owned subsidiaries. The amendment extended the maturity of the Revolver from December 2021 to February 2024. The amendment allows the Revolver to be increased with lender consent to a maximum aggregate amount of borrowing capacity of $500.0 million. Refer to “Part I, Item 1. Note 8 – Debt, Net” for additional details.

As a result of these refinancing initiatives, our weighted average debt maturity increased from 4.8 years as of December 31, 2019 to 5.8 years as of June 30, 2020. We have no significant debt maturities until 2024.

MARKET CONSIDERATIONS

Senior housing is a $300 billion market, and ownership of senior housing assets is highly fragmented. Given these industry fundamentals and compelling demographics that are expected to drive increased demand for senior housing, we believe the senior housing industry presents an attractive investment opportunity. However, increased competition from other buyers of senior housing assets, the impact of COVID-19 on the senior housing industry, as well as liquidity constraints and other factors, could impair our ability to source attractive investment opportunities within the senior housing industry and thus to seek investments in the broader healthcare industry.

According to data from the National Investment Center for Seniors Housing and Care (“NIC”) on the 99 Primary and Secondary Markets, occupancy was down 250 basis points year-over-year in the second quarter of 2020, which was the first full quarter impacted by the COVID-19 pandemic. New Senior’s occupancy results outperformed the industry in the second quarter, with same store managed occupancy down 220 basis points year-over-year. Industry occupancy for independent living (“IL”) facilities was down 220 basis points year-over-year, while industry occupancy for assisted living (“AL”) facilities was down 260 basis points year-over-year.

Industry-wide, new supply remains elevated compared to pre-2015 levels, but continues to decrease. Units under construction represent 5.7% of inventory, but the ratio has decreased 160 basis points from the recent high in the third quarter of 2018. The ratio of AL construction to inventory (5.8%) remains slightly higher than that for IL (5.5%).

While supply trends have improved recently, rate growth has decelerated over the past several quarters. Industry rate growth was 2.0% in the second quarter of 2020, down from the recent high of 3.3% in the first quarter of 2019. Rate growth for IL facilities (2.1%) was slightly higher than rate growth for AL facilities (1.9%).

The value of our existing portfolio could be impacted by new construction, as well as increased availability and popularity of home health care or other alternatives to senior housing, by hampering occupancy and rate growth, along with increasing operating expenses.

Additionally, as discussed in more detail above, the COVID-19 pandemic is having an impact on our business in 2020 and will likely continue to have an impact beyond 2020. The timing of a recovery is difficult to predict, and could be harmed by the incidence of COVID-19 at our properties or the perception that outbreaks could occur.

RESULTS OF OPERATIONS

Segment Overview

We operate in two reportable business segments, Managed IL Properties and Other Properties. Our Managed IL Properties segment includes 102 IL properties throughout the United States managed by Holiday, Merrill Gardens and Grace under Property Management Agreements. Our Other Properties segment includes one CCRC, which is currently leased to Watermark under a triple net lease agreement that obligates the tenant to pay all property-related expenses, including maintenance, utilities, taxes, insurance, repairs, capital improvements and the payroll expense of property-level employees. It also includes the operations of two managed AL/MC properties we previously owned and sold during the three and six months ended June 30, 2019.

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

Same Store

Same store information is intended to enable management to evaluate the performance of a consistent portfolio of real estate in a manner that eliminates variances attributable to changes in the composition of our portfolio over time, due to sales and various other factors. Properties acquired, sold, transitioned to other property managers or between segments, or classified as held for sale or discontinued operations during the comparable periods are excluded from the same store amounts.

Three months ended June 30, 2020 compared to three months ended June 30, 2019

The following table provides a reconciliation of our segment NOI to net loss, and compares the results of operations for the respective periods:

	Three Months Ended June 30,		Increase (Decrease)
(dollars in thousands)	2020	2019	Amount	Percentage
Segment NOI for Managed IL Properties	$34,191	$34,464	$(273)	(0.8)%
Segment NOI for Other Properties	1,582	1,247	335	26.9%
Total segment NOI	35,773	35,711	62	0.2%
Expenses
Interest expense	15,281	19,570	(4,289)	(21.9)%
Depreciation and amortization	16,782	16,987	(205)	(1.2)%
General and administrative expense	5,894	5,359	535	10.0%
Acquisition, transaction and integration expense	19	174	(155)	(89.1)%
Loss on extinguishment of debt	—	335	(335)	NM
Other expense	433	62	371	NM
Total expenses	38,409	42,487	(4,078)	(9.6)%
Loss on sale of real estate	—	(122)	122	NM
Loss before income taxes	(2,636)	(6,898)	4,262	61.8%
Income tax expense	22	37	(15)	(40.5)%
Loss from continuing operations	(2,658)	(6,935)	4,277	61.7%
Discontinued Operations:
Loss from discontinued operations	—	(2,651)	2,651	100.0%
Discontinued operations, net	—	(2,651)	2,651	NM
Net loss	(2,658)	(9,586)	6,928	72.3%
Deemed dividend on redeemable preferred stock	(599)	(599)	—	—%
Net loss attributable to common stockholders	$(3,257)	$(10,185)	$6,928	68.0%
_______________
NM – Not meaningful

Managed IL Properties

The following table presents same store and total portfolio results as of and for the three months ended June 30, 2020 and 2019:

	Same Store & Total Portfolio
(dollars in thousands, except per bed data)	2020	2019	Change	%
Resident fees and services	$82,951	$83,516	$(565)	(0.7)%
Less: Property operating expense	48,760	49,052	(292)	(0.6)%
NOI	$34,191	$34,464	$(273)	(0.8)%
Total properties as of the period ended	102	102
Average available beds	11,976	11,974
Average occupancy (%)	84.9	87.1
Average monthly revenue per occupied bed	$2,721	$2,669

Resident fees and services

Same store and total resident fees and services decreased $0.6 million. This decrease is primarily attributable to a decrease in occupancy, partially offset by an increase in average rental rates.
Property operating expense

Same store and total property operating expense decreased $0.3 million. This decrease is primarily due to variable expense savings associated with lower occupancy and strong expense management from our operators, partially offset by costs incurred in response to the COVID-19 pandemic.

Segment NOI

Same store NOI and total segment NOI decreased $0.3 million. See above for the variance explanations.

Other Properties

The following table presents same store and total portfolio results as of and for the three months ended June 30, 2020 and 2019 but excluding properties whose operations were classified as discontinued operations:

	Same Store Portfolio				Total Portfolio
(dollars in thousands, except per bed data)	2020	2019	Change	%	2020	2019	Change	%
Resident fees and services	$—	$—	$—	NM	$—	$1,305	$(1,305)	NM
Rental revenue	1,582	1,583	(1)	(0.1)%	1,582	1,583	(1)	(0.1)%
Less: Property operating expense	—	—	—	NM	—	1,641	(1,641)	NM
NOI	$1,582	$1,583	$(1)	(0.1)%	$1,582	$1,247	$335	26.9%
Total properties as of the period ended	1	1			1	1
Average available beds	463	463			463	610
_______________
NM – Not meaningful

Resident fees and services

Resident fees and services represent residents’ monthly rental and care fees from two managed AL/MC properties. Total resident fees and services decreased $1.3 million due to the sale of these AL/MC assets during the second quarter of 2019.

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

Property operating expense

Property operating expense relates to costs incurred at two managed AL/MC properties. Total property operating expense decreased $1.6 million due to the sale of these AL/MC assets during the second quarter of 2019.

Segment NOI

Total segment NOI increased $0.3 million. See above for the variance explanations.

Same store segment NOI remained relatively unchanged for the comparative periods.

Expenses

Interest expense

Interest expense decreased $4.3 million primarily due to lower effective interest rates as a result of debt repayments in conjunction with the AL/MC Portfolio Disposition, lower interest rate on the newly refinanced debt and a decrease in LIBOR for the comparative periods. The weighted average effective interest rates for the three months ended June 30, 2020 and 2019 were 3.81% and 4.79%, respectively.

Depreciation and amortization

Depreciation and amortization decreased $0.2 million primarily due to certain furniture, fixtures, and equipment becoming fully depreciated as of June 30, 2019.

General and administrative expense

General and administrative expense increased $0.5 million primarily due to additional compensation expense, including the amortization of equity-based compensation granted to officers and employees after the three months ended June 30, 2019.

Acquisition, transaction and integration expense

Acquisition, transaction and integration expense decreased $0.2 million primarily due to costs associated with the strategic review during the three months ended June 30, 2019.

Loss on extinguishment of debt

Loss on extinguishment of debt decreased $0.3 million. This was caused by our repayment of $13.7 million of debt in conjunction with the sale of two AL/MC properties and recognition of a loss on extinguishment of debt of $0.3 million during the three months ended June 30, 2019.

Other expense

Other expense increased by $0.4 million. This is primarily due to casualty related charges incurred on two IL properties.

Loss on sale of real estate

During the three months ended June 30, 2019, we sold two managed AL/MC properties and recognized a loss on sale of $0.1 million.

Income tax expense

We are organized and conduct our operations to qualify as a REIT under the requirements of the Code. However, certain of our activities are conducted through our TRS and therefore are subject to federal and state income taxes. Income tax expense was relatively flat during the comparative periods.

Discontinued operations, net

For the three months ended June 30, 2019, discontinued operations, net reflect the operations of the 28 AL/MC properties that were sold in February 2020.

Six months ended June 30, 2020 compared to six months ended June 30, 2019

The following table provides a reconciliation of our segment NOI to net loss, and compares the results of operations for the respective periods:

	Six Months Ended June 30,		Increase (Decrease)
(dollars in thousands)	2020	2019	Amount	Percentage
Segment NOI for Managed IL Properties	$68,133	$67,489	$644	1.0%
Segment NOI for Other Properties	3,165	2,614	551	21.1%
Total segment NOI	71,298	70,103	1,195	1.7%
Expenses
Interest expense	32,500	39,420	(6,920)	(17.6)%
Depreciation and amortization	34,318	33,981	337	1.0%
General and administrative expense	11,740	10,337	1,403	13.6%
Acquisition, transaction and integration expense	152	666	(514)	(77.2)%
Loss on extinguishment of debt	5,884	335	5,549	NM
Other expense	328	1,377	(1,049)	(76.2)%
Total expenses	84,922	86,116	(1,194)	(1.4)%
Loss on sale of real estate	—	(122)	122	NM
Loss before income taxes	(13,624)	(16,135)	2,511	15.6%
Income tax expense	82	73	9	12.3%
Loss from continuing operations	(13,706)	(16,208)	2,502	15.4%
Discontinued Operations:
Gain on sale of real estate	19,992	—	19,992	NM
Loss from discontinued operations	(3,107)	(4,571)	1,464	32.0%
Discontinued operations, net	16,885	(4,571)	21,456	NM
Net income (loss)	3,179	(20,779)	23,958	115.3%
Deemed dividend on redeemable preferred stock	(1,197)	(1,197)	—	—%
Net income (loss) attributable to common stockholders	$1,982	$(21,976)	$23,958	109.0%

Managed IL Properties

The following table presents same store and total portfolio results as of and for the six months ended June 30, 2020 and 2019:

	Same Store & Total Portfolio
(dollars in thousands, except per bed data)	2020	2019	Change	%
Resident fees and services	$167,958	$167,261	$697	0.4%
Less: Property operating expense	99,825	99,772	53	0.1%
NOI	$68,133	$67,489	$644	1.0%
Total properties as of the period ended	102	102
Average available beds	11,976	11,974
Average occupancy (%)	86.0	87.1
Average monthly revenue per occupied bed	$2,718	$2,674

Resident fees and services

Same store and total resident fees and services increased $0.7 million. This increase is primarily attributable to an increase in average rental rates.
Property operating expense

Same store and total property operating expense was relatively flat for the comparative periods. This is primarily due to property level expenses associated with the COVID-19 pandemic, driven by expenditures related to the procurement of personal protective equipment (PPE) and increased costs associated with the procurement of other supplies such as packaging necessary for in-room meal deliveries to residents. This was largely offset with variable expense savings associated with lower occupancy and strong expense management from our operators.

Segment NOI

Same store NOI and total segment NOI increased $0.6 million. See above for the variance explanations.

Other Properties

The following table presents same store and total portfolio results as of and for the six months ended June 30, 2020 and 2019 but excluding properties whose operations were classified as discontinued operations:

	Same Store Portfolio				Total Portfolio
(dollars in thousands, except per bed data)	2020	2019	Change	%	2020	2019	Change	%
Resident fees and services	$—	$—	$—	NM	$—	$3,309	$(3,309)	NM
Rental revenue	3,165	3,165	—	—%	3,165	3,165	—	—%
Less: Property operating expense	—	—	—	NM	—	3,860	(3,860)	NM
NOI	$3,165	$3,165	$—	—%	$3,165	$2,614	$551	21.1%
Total properties as of the period ended	1	1			1	1
Average available beds	463	463			463	676
_______________
NM – Not meaningful

Resident fees and services

Resident fees and services represent residents’ monthly rental and care fees from two managed AL/MC properties. Total resident fees and services decreased $3.3 million due to the sale of these AL/MC assets during the second quarter of 2019.

Rental revenue

Rental revenue relates to rents from our triple net lease property. Same store and total portfolio rental revenue remained unchanged for the comparative periods. As a percentage of rental revenue, same store segment NOI was 100% of revenue for each fiscal year as the lessee operates the property and bears the related costs, including maintenance, utilities, taxes, insurance, repairs, capital improvements and the payroll expense of property-level employees.

Property operating expense

Property operating expense relates to costs incurred at two managed AL/MC properties. Total property operating expense decreased $3.9 million due to the sale of these AL/MC assets during the second quarter of 2019.

Segment NOI

Total segment NOI increased $0.6 million. See above for the variance explanations.

Same store segment NOI remained relatively unchanged for the comparative periods.

Expenses

Interest expense

Interest expense decreased $6.9 million primarily due to lower effective interest rates as a result of debt repayments in conjunction with the AL/MC Portfolio Disposition, lower interest rate on the newly refinanced debt and a decrease in LIBOR for the comparative periods. The weighted average effective interest rates for the six months ended June 30, 2020 and 2019 were 4.12% and 4.84%, respectively.

Depreciation and amortization

Depreciation and amortization increased $0.3 million primarily due to additional depreciation on capital expenditure additions put into service subsequent to the second quarter of 2019. This increase was partially offset by certain furniture, fixtures, and equipment becoming fully depreciated as of June 30, 2019.

General and administrative expense

General and administrative expense increased $1.4 million primarily due to additional compensation expense, including the amortization of equity-based compensation granted to officers and employees during the six months ended June 30, 2020.

Acquisition, transaction and integration expense

Acquisition, transaction and integration expense decreased $0.5 million primarily due to costs associated with the strategic review during the six months ended June 30, 2019.

Loss on extinguishment of debt

Loss on extinguishment of debt increased $5.5 million. During the six months ended June 30, 2020, we incurred $5.9 million of loss on extinguishment of debt consisting of $4.5 million of prepayment penalties and a $1.4 million write-off of unamortized deferred financing fees related to debt paid off in conjunction with the AL/MC Portfolio Disposition.

Other expense

Other expense decreased by $1.0 million. This is primarily due to a lower fair value loss on our interest rate caps.

Loss on sale of real estate

During the six months ended June 30, 2019, we sold two managed AL/MC properties and recognized a loss on sale of $0.1 million.

Income tax expense

We are organized and conduct our operations to qualify as a REIT under the requirements of the Code. However, certain of our activities are conducted through our TRS and therefore are subject to federal and state income taxes. Income tax expense was relatively flat during the comparative periods.

Discontinued operations, net

Discontinued operations, net increased $21.5 million primarily due to the sale of 28 AL/MC properties in February 2020 which resulted in a gain on sale of real estate of $20.0 million.

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity needs are to (i) fund operating expenses, (ii) meet debt service requirements, (iii) fund recurring capital expenditures and investment activities, if applicable, and (iv) make distributions to stockholders. As of June 30, 2020, we had approximately $102.3 million in liquidity, consisting of unrestricted cash and cash equivalents. A portion of this amount is held in operating accounts used to fund expenses at our managed properties and, therefore, may not be available for distribution to stockholders.

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

We anticipate that our cash on hand, our cash flows provided by operating activities, and cash available to be drawn down from the Revolver will be sufficient to fund our business operations, recurring capital expenditures, principal payments, and the distributions we are required to make to comply with REIT requirements over the next 12 months. Our actual distributions to stockholders have historically been higher than the REIT distribution requirement. The Revolver is an important source of liquidity for us. Our balance drawn under the Revolver fluctuates over time. Shortly after the onset of the pandemic in March 2020 and purely as a precaution, we borrowed $100.0 million under the Revolver. We paid down $40.0 million of the outstanding balance in May 2020 due to the lack of a present need for funds, however, we continue to have access to the Revolver if our needs change in the future. The material terms of the Revolver are discussed in more detail in “Part I, Item 1. Note 8 - Debt, Net.”

Our cash flows from operating activities, less capital expenditures and principal payments, have historically been less than the amount of distributions to our stockholders. We have in the past funded the shortfall using cash on hand. In light of the ongoing impacts of COVID-19, the board of directors reduced our quarterly cash dividend on its common shares for the first quarter of 2020 by 50% to $0.065 per share. The board of directors also approved a cash dividend on its common shares for the second quarter of 2020 of $0.065 per share. The board of directors believes the dividend reduction over the past two quarters is the most prudent course of action and it continues to monitor our financial performance and liquidity. The board of directors will continue to re-evaluate the level of future dividends. There can be no assurance that we will pay cash dividends in an amount consistent with prior quarters. Any difference between the amount of any future dividend and the amount of dividends in prior quarters could be material, and there can be no assurance that our board of directors will declare any dividend at all.

The impacts of the COVID-19 pandemic will also affect our liquidity in other ways. As discussed above in “Overview - COVID-19 & Considerations Related to Our Business,” if further decreases in occupancy in our properties occur, it will result in a reduction in our revenues and our cash flows. Over time, if financial results at the properties which secure the Revolver underperform, our availability to borrow funds under the Revolver could be limited. In addition, if rental revenues and fees received from residents of our managed properties decline as a result of financial or other difficulties in residents making rent payments to us, it would have a significant effect on our cash flows from operating activities.

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

Other Factors That Could Impact Our Liquidity, Capital Resources and Capital Obligations

The following factors could also impact our liquidity, capital resources and capital obligations:

•Access to Financing: Decisions by investors, counterparties and lenders to enter into transactions with us will depend upon a number of factors, such as our historical and projected financial performance, compliance with covenant terms, industry and market trends, the availability of capital and our investors’, counterparties’ and lenders’ policies and rates applicable thereto and the relative attractiveness of alternative investment or lending opportunities.

•Impact of Expected Additional Borrowings or Sales of Assets on Cash Flows: The availability and timing of and proceeds from additional borrowings or refinancing of existing debt may be different than expected or may not occur as expected. The timing of any sale of assets, and the proceeds from any such sales, are unpredictable and may vary materially from an asset’s estimated fair value and carrying value.

•Compliance with Debt Obligations: Our financings subject us and our property managers to a number of obligations, and a failure to satisfy certain obligations, including (without limitation) a failure by the guarantors of our leases to satisfy certain financial covenants that depend in part on the performance of our leased assets, which is outside of our control, could give rise to a requirement to prepay outstanding debt or result in an event of default and the acceleration of the maturity date for repayment. We may also seek amendments to these debt covenants, and there can be no assurance that we will be able to obtain any such amendment on commercially reasonable terms, if at all.

Debt Obligations

Our debt contains various customary financial and other covenants, and in certain cases include a Debt Service Coverage Ratio, Project Yield or Minimum Net Worth, Minimum Consolidated Tangible Net Worth, Adjusted Consolidated EBITDA to Fixed Charges and Liquid Assets provision, as defined in the agreements. As of June 30, 2020, we were in compliance with all of such covenants.

Capital Expenditures

For our Managed IL Properties and Other Properties segments, we anticipate that capital expenditures will be funded through operating cash flows from the Managed IL Properties. Capital expenditures, net of insurance proceeds for the Managed IL Properties segment were $3.9 million for the six months ended June 30, 2020. There were no capital expenditures for the Other Properties segment for the six months ended June 30, 2020. After the onset of the pandemic in March 2020, we temporarily halted all elective capital expenditure projects and limited projects to those deemed essential. We are currently re-evaluating all capital expenditures and have resumed certain projects that are capable of being completed safely.

With respect to our CCRC under a triple net lease arrangement in the Other Properties segment, the terms of this arrangement require the tenant to fund all necessary capital expenditures in order to maintain and improve the applicable property. To the extent that our tenant is unwilling or unable to fund these capital expenditure obligations under the existing lease arrangement, we may fund capital expenditures with additional borrowings or cash flow from the operations of the senior housing properties. We may also provide corresponding loans or advances to our tenant which would increase the rent payable to us. For further information regarding capital expenditures related to our triple net lease property, see “Contractual Obligations” below and “Part I, Item 1. Note 14 – Commitments and Contingencies” to our consolidated financial statements.

Cash Flows

The following table provides a summary of our cash flows:

	Six Months Ended June 30,		Increase (Decrease)
(dollars in thousands)	2020	2019	Amount
Net cash provided by (used in)
Operating activities	$14,633	$4,866	$9,767
Investing activities	369,879	(952)	370,831
Financing activities	(329,223)	(37,979)	(291,244)
Net decrease in cash, cash equivalents and restricted cash	55,289	(34,065)	89,354
Cash, cash equivalents and restricted cash, beginning of period	63,829	92,656	(28,827)
Cash, cash equivalents and restricted cash, end of period	$119,118	$58,591	$60,527

Operating activities

Net cash provided by operating activities was $14.6 million and $4.9 million for the six months ended June 30, 2020 and 2019, respectively. The period-over-period increase of $9.8 million was primarily due to a one-time termination fee of $10.0 million paid in 2019 to the Former Manager when we entered into an agreement to internalize our management.

Investing activities

Net cash provided by investing activities was $369.9 million and net cash used in investing activities was $1.0 million for the six months ended June 30, 2020 and 2019, respectively. The period-over-period increase of $370.8 million was due to net proceeds received in February 2020 from the AL/MC Portfolio Disposition of $375.0 million.

Financing activities

Net cash used in financing activities was $329.2 million and $38.0 million for the six months ended June 30, 2020 and 2019, respectively. The period-over-period increase of $291.2 million was primarily due to the repayments of debt in conjunction with the AL/MC Portfolio Disposition and debt refinancing of $576.1 million, and repayment of borrowings under the Revolver of $40.0 million, offset by proceeds from the 2020 Freddie Financing of $270.0 million and borrowings under the Revolver of $100 million in February 2020.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2020, we do not have any off-balance sheet arrangements. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, special purpose or variable interest entities established to facilitate off-balance sheet arrangements. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intend to provide additional funding to any such entities.

CONTRACTUAL OBLIGATIONS

As of June 30, 2020, we had the following material contractual obligations, including estimates of interest payments on our floating rate debt (dollars in thousands):

	Period from July 1, 2020 to December 31, 2020	2021	2022	2023	2024	Thereafter	Total
Principal payments	$2,197	$9,241	$19,103	$19,817	$24,160	$44,276	$118,794
Balloon payments	—	—	48,419	—	60,000	1,337,112	1,445,531
Subtotal	2,197	9,241	67,522	19,817	84,160	1,381,388	1,564,325
Redeemable preferred stock	20,000	20,000	—	—	—	—	40,000
Interest & redeemable preferred stock dividend (A)(B)	24,960	48,350	45,674	44,579	42,821	60,654	267,038
Leases	255	645	508	466	235	310	2,419
Total obligations (C)	$47,412	$78,236	$113,704	$64,862	$127,216	$1,442,352	$1,873,782
(A)Estimated interest payments on floating rate debt are calculated using LIBOR rates in effect at June 30, 2020 and may not be indicative of actual payments. Actual payments may vary significantly due to LIBOR fluctuations. See “Part I, Item 1. Note 8 – Debt, Net” to the consolidated financial statements for further information about interest rates.
(B)Includes obligations to pay dividends of $1.2 million in 2020, and $1.2 million in 2021 on the Series A redeemable preferred stock.
(C)Total obligations include an estimate of interest payments on floating rate debt, see Note A above.

In addition to our contractual obligations, we are a party to property management agreements with property managers. See “Part I, Item 1. Note 14 – Commitments and Contingencies” to the consolidated financial statements for information related to our capital improvement and repair commitments.

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

The following table sets forth a reconciliation of net income (loss) attributable to common stockholders to FFO, Normalized FFO and Adjusted FFO; adjustments below include amounts related to properties classified as discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Net income (loss) attributable to common stockholders	$(3,257)	$(10,185)	$1,982	$(21,976)
Depreciation and amortization	16,782	20,755	34,318	41,542
(Gain) Loss on sale of real estate	—	122	(19,992)	122
FFO	13,525	10,692	16,308	19,688
Acquisition, transaction and integration expense	19	411	1,189	1,061
Loss on extinguishment of debt	—	335	9,486	335
Compensation expense related to transition awards	295	541	685	1,142
Other expense (A)	461	139	167	1,445
Normalized FFO	14,300	12,118	27,835	23,671
Straight line rental revenue	(108)	(147)	(242)	(321)
Amortization of equity-based compensation expense	1,428	88	2,533	88
Amortization of deferred financing costs	872	1,097	1,778	2,305
Amortization of deferred community fees and other	(432)	397	(1,745)	966
Adjusted FFO	$16,060	$13,553	$30,159	$26,709

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

The following table sets forth a reconciliation of net income (loss) attributable to common stockholders to Adjusted EBITDA; adjustments below include amounts related to properties classified as discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Net income (loss) attributable to common stockholders	$(3,257)	$(10,185)	$1,982	$(21,976)
Depreciation and amortization	16,782	20,755	34,318	41,542
Deemed dividend on redeemable preferred stock	599	599	1,197	1,197
(Gain) Loss on sale of real estate	—	122	(19,992)	122
Acquisition, transaction and integration expense	19	411	1,189	1,061
Loss on extinguishment of debt	—	335	9,486	335
Compensation expense related to transition awards	295	541	685	1,142
Other expense (A)	461	139	167	1,445
Amortization of equity-based compensation expense	1,428	88	2,533	88
Interest expense	15,281	23,483	33,861	47,202
Income tax expense	23	64	82	144
Adjusted EBITDA	$31,631	$36,352	$65,508	$72,302
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

For floating rate debt, interest rate fluctuations can affect the fair value, as well as earnings and cash flows. Generally, if market interest rates rise, our earnings and cash flows could be adversely affected by an increase in interest expense, and lower interest rates may reduce our borrowing costs and improve our operational results. We continuously monitor our interest rate exposure and may elect to use derivative instruments to manage interest rate risk associated with floating rate debt.

In May 2019, we entered into an interest rate swap with a notional amount of $350.0 million and a maturity date of May 2022 that effectively converts LIBOR-based floating-rate debt to fixed-rate debt, thus reducing the impact of interest-rate changes on future interest expense. After considering the effect of the interest rate swap, $749.6 million of our floating rate debt with an average coupon rate of 2.43% would be subject to interest rate fluctuations. As a result, a 100 basis point increase in interest rates would increase annual interest expense by $7.5 million. However, a 100 basis point decrease in interest rates would also increase annual interest expense by $1.3 million due to the impact of LIBOR floors included in certain debt agreements.

The table below sets forth the outstanding face amount of our debt subject to LIBOR fluctuations after incorporating the impact of the interest rate swap discussed above, excluding debt associated with assets classified as discontinued operations:

	Outstanding Face Amount
	June 30, 2020	December 31, 2019
Floating Rate	$749,645	$789,036
Fixed Rate	814,680	814,680
Total	$1,564,325	$1,603,716

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
• Because we derive substantially all of our revenues from operations conducted by third parties, any inability or unwillingness by these property managers to satisfy their respective obligations to us or to renew their leases with us upon expiration of the terms thereof could have a material adverse effect on our liquidity, financial condition, our ability to service our indebtedness and to make distributions to our stockholders.
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
•As discussed in more detail in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources,” the impacts of the COVID-19 pandemic will affect the Company’s liquidity in various ways, including among other things by further impairing our ability to access the capital markets, by reducing our revenues due to decreased occupancy at our properties and reduced asset values, which over time may limit the borrowing availability under the Revolver.

ITEM 4. CONTROLS AND PROCEDURES

(a)Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective. We instituted a full remote working policy in mid-March that will be in effect indefinitely. Considering the COVID-19 pandemic, we have modified certain controls to address the challenges associated with a remote working environment.

(b)Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d- 15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

We are supplementing the risk factors described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 (“Form 10-K”) with the additional risk factor set forth below. This additional risk factor supplements, and to the extent inconsistent, supersedes such risk factors. The matters discussed below should be read in conjunction with the risk factors set forth in the Form 10-K. In addition, you are cautioned that the COVID-19 pandemic will heighten many of the risks identified under “Item 1A. Risk Factors” in our Form 10-K. However, the risks and uncertainties that we face are not limited to those described below and those set forth in the Form 10-K. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business, results of operations and financial condition.

The ongoing COVID-19 global pandemic and measures intended to prevent its spread have had, and may continue to have, a material adverse effect on our business, results of operations, financial condition and liquidity, as well as on the price of our common stock.

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

Our portfolio consists of independent senior living properties. Accordingly, factors that affect real estate and the senior housing industry will have a more pronounced effect on our portfolio relative to a portfolio of more diversified investments. In particular, because COVID-19 has had disproportionately severe impacts on the health of seniors, we expect to be more significantly affected by COVID-19 than other REITs that focus on different sectors. Although we are taking various measures to reduce the risk of transmission of COVID-19 in our properties, including limiting visitor access to our properties and access to common areas within our properties, and we are working proactively with our property managers to monitor their protocols and share best practices for reducing the spread of COVID-19, we can provide no assurance that these measures will be effective in preventing cases of COVID-19 within our properties. Residents and associates at some of our properties have already contracted COVID-19, and we expect to continue to see cases of COVID-19 for the foreseeable future. COVID-19 and the measures that we have taken in response to combat the virus have already resulted in reduced occupancy rates of our properties, resulting in reduced rental revenue, and it has increased operating costs at our properties, and we expect these trends to continue during the course of the COVID-19 pandemic. In addition, our residents and tenant may experience deteriorating financial conditions as a result of the COVID-19 pandemic and may be unwilling or unable to satisfy their obligations to us on a timely basis, or at all, which may further reduce our revenues and cash flows.

The COVID-19 pandemic has also caused, and is likely to continue to cause, severe economic, market and other disruptions worldwide, including a significant decline and volatility in equity markets and in asset values more generally. These factors have significantly affected the price of our common stock, which traded as high as $8.35 per share and as low as $1.72 per share since the beginning of 2020. We cannot assure you that conditions in the credit, capital and other financial markets will not continue to deteriorate as a result of the pandemic, or that our ability to obtain financing, including through refinancing our existing indebtedness at the times of maturity, will not become constrained, which could adversely affect the availability and terms of our ability to access equity and debt capital markets, or make future borrowings, renewals or refinancings. In addition, our liquidity may be adversely affected by these factors, reductions in our revenues due to decreased occupancy in our properties and reduced asset values, which over time may limit the borrowing availability under the Revolver.

The COVID-19 pandemic has also caused and is likely to continue to cause regulatory changes and, as a result, our industry may face increased regulatory scrutiny. Any changes in the regulatory framework or the intensity or extent of government or private enforcement actions could materially increase operating costs incurred by us or our property managers or tenant for monitoring and reporting compliance. In addition, we bear the operational risks and liabilities associated with the operation of our managed properties, other than those arising out of certain actions by our property managers, such as their gross negligence or willful misconduct. Accordingly, we may be directly adversely impacted by increased exposure to our business caused by the pandemic to lawsuits or other legal or regulatory proceedings filed at the same time across multiple jurisdictions, such as professional liability litigation alleging wrongful death or negligence claims related to COVID-19 outbreaks that have occurred or may occur at our properties. These claims may result in significant damage awards and not be indemnified or subject to sufficient insurance coverage. Federal, state, local and industry-initiated efforts may limit us, our property managers’ and our tenant’s liabilities from COVID-19 related quality of care litigation, but the extent of such limitations are uncertain and such liabilities could still be significant.

The extent of the COVID-19 pandemic’s effect on our business, operational, financial performance and liquidity will depend on future developments, including the duration, spread, intensity and recurrence of the pandemic, health and safety actions taken to contain its spread, the timing and availability of a vaccine if any, and how quickly and to what extent normal economic and operating conditions can resume within the markets in which we operate, each of which is highly uncertain and very difficult to predict at this time. Even after the COVID-19 pandemic subsides, we may continue to experience adverse impacts to our business and financial results as a result of its global economic impact, including any economic downturn or recession that may occur in the future. The adverse impact of the COVID-19 pandemic on our business, results of operations, financial condition, cash flows and stock price could be material.

In addition, to the extent COVID-19 adversely affects our business, financial condition, and results of operations and economic conditions more generally, it may also have the effect of heightening or increasing the magnitude of many of the other risk factors described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019. For example, as a result of the COVID-19 pandemic, our cost of insurance related to our properties has increased and may continue to increase, and such insurance may contain exclusions and not cover certain claims related to COVID-19.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits filed with this Form 10-Q:
10.1
Third Amendment to Credit Agreement and Other Loan Documents, dated as of April 7, 2020, by and among the Company, as borrower, Agent, the lenders that are parties therein, and KeyBanc Capital Markets Inc., as lead arranger.

10.2
Fourth Amendment to Credit Agreement and Other Loan Documents, dated as of June 29, 2020, by and among the Company, as borrower, Agent, the lenders that are parties therein, and KeyBanc Capital Markets Inc., as lead arranger.

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

August 7, 2020