Form 10-Q
period 2020-09-30
New Senior Investment Group Inc.
filed 2020-10-30
CIK 1610114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

Common stock, par value $0.01 per share: 83,023,846 shares outstanding as of October 23, 2020.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of New Senior Investment Group Inc.’s (“New Senior,” the “Company,” “we,” “us” or “our”) investments, the stability of our earnings, and our financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “would,” “should,” “potential,” “intend,” “expect,” “plan,” “endeavor,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual outcome of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•the severity, duration and scope of the novel coronavirus (“COVID-19”) global pandemic, the effects of the pandemic and measures intended to prevent its spread on our and our tenant’s business, results of operations, cash flows and financial condition, including declines in occupancy and rental revenues and increases in operating expenses; constraints in our ability to access capital and other sources of funding, including due to fluctuations in the trading price of our common stock; increased risk of claims, litigation and regulatory proceedings; and the ability of federal, state and local governments to effectively respond to and manage the pandemic on an ongoing basis to prevent its continued spread;
•our ability to comply with the terms of our financings, which depends in part on the performance of our property managers and triple net lease tenant;
•any increase in our borrowing costs as a result of rising interest rates, the expected discontinuation of the London Inter-bank Offered Rate (LIBOR) and the transition to any other interest rate benchmark, or other factors;
•our ability to pay down, refinance, restructure or extend our indebtedness as it becomes due or as needed to comply with the terms of our covenants or to facilitate our ability to sell assets;
•our ability to manage our liquidity and sustain distributions to our stockholders, particularly in light of the cash shortfall described in this report under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources”;
•our dependence on our property managers and tenant to operate our properties successfully and in compliance with the terms of our agreements with them, applicable law and the terms of our financings;
•factors affecting the performance of our properties, such as a decline in occupancy and increases in operating costs (including, but not limited to, the costs of labor, supplies, insurance and property taxes);
•concentration risk with respect to Holiday Retirement (“Holiday”), which, for the nine months ended September 30, 2020, accounted for 94.6% of total net operating income (“NOI”) from continuing operations;
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

Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our management’s views only as of the date of this Quarterly Report on Form 10-Q, and to consider carefully the factors discussed in this report under the heading “Risk Factors” and under the heading “Risk Factors” in our 2019 Annual Report on Form 10-K in evaluating these forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

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

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	September 30, 2020	December 31, 2019
	(Unaudited)	(Note)
Assets
Real estate investments:
Land	$134,643	$134,643
Buildings, improvements and other	1,976,544	1,970,036
Accumulated depreciation	(401,779)	(351,555)
Net real estate property	1,709,408	1,753,124
Acquired lease and other intangible assets	7,642	7,642
Accumulated amortization	(2,505)	(2,238)
Net real estate intangibles	5,137	5,404
Net real estate investments	1,714,545	1,758,528
Assets from discontinued operations	—	363,489
Cash and cash equivalents	51,680	39,614
Receivables and other assets, net	36,460	33,078
Total Assets	$1,802,685	$2,194,709

Liabilities, Redeemable Preferred Stock and Equity
Liabilities
Debt, net	$1,487,407	$1,590,632
Liabilities from discontinued operations	—	267,856
Accrued expenses and other liabilities	66,594	59,320
Total Liabilities	1,554,001	1,917,808
Commitments and contingencies (Note 14)
Redeemable preferred stock, $0.01 par value with $100 liquidation preference, 400,000 shares authorized, issued and outstanding as of both September 30, 2020 and December 31, 2019	40,506	40,506
Equity
Preferred stock, $0.01 par value, 99,600,000 shares (excluding 400,000 shares of redeemable preferred stock) authorized, none issued or outstanding as of both September 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 83,023,846 and 82,964,438 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	830	830
Additional paid-in capital	905,833	901,889
Accumulated deficit	(684,901)	(660,588)
Accumulated other comprehensive loss	(13,584)	(5,736)
Total Equity	208,178	236,395
Total Liabilities, Redeemable Preferred Stock and Equity	$1,802,685	$2,194,709
Note: The consolidated balance sheet at December 31, 2019 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to consolidated financial statements (unaudited).

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Resident fees and services	$81,582	$84,373	$249,540	$254,943
Rental revenue	1,583	1,583	4,748	4,748
Total revenues	83,165	85,956	254,288	259,691
Expenses
Property operating expense	49,957	50,576	149,782	154,208
Interest expense	14,540	18,962	47,040	58,382
Depreciation and amortization	16,204	17,323	50,522	51,304
General and administrative expense	5,905	5,410	17,645	15,747
Acquisition, transaction and integration expense	43	503	195	1,169
Loss on extinguishment of debt	—	—	5,884	335
Other expense	192	16	520	1,393
Total expenses	86,841	92,790	271,588	282,538
Loss on sale of real estate	—	—	—	(122)
Litigation proceeds, net	—	38,226	—	38,226
Income (Loss) before income taxes	(3,676)	31,392	(17,300)	15,257
Income tax expense	74	37	156	110
Income (Loss) from continuing operations	(3,750)	31,355	(17,456)	15,147
Discontinued Operations:
Gain on sale of real estate	—	—	19,992	—
Loss from discontinued operations	—	(2,506)	(3,107)	(7,077)
Discontinued operations, net	—	(2,506)	16,885	(7,077)
Net income (loss)	(3,750)	28,849	(571)	8,070
Deemed dividend on redeemable preferred stock	(605)	(605)	(1,802)	(1,802)
Net income (loss) attributable to common stockholders	$(4,355)	$28,244	$(2,373)	$6,268
Basic earnings per common share: (A)
Income (Loss) from continuing operations attributable to common stockholders	$(0.05)	$0.37	$(0.23)	$0.16
Discontinued operations, net	—	(0.03)	0.20	(0.09)
Net income (loss) attributable to common stockholders (B)	$(0.05)	$0.34	$(0.03)	$0.08
Diluted earnings per common share: (A)
Income (Loss) from continuing operations attributable to common stockholders	$(0.05)	$0.37	$(0.23)	$0.16
Discontinued operations, net	—	(0.03)	0.20	(0.08)
Net income (loss) attributable to common stockholders (B)	$(0.05)	$0.34	$(0.03)	$0.07
Weighted average number of shares of common stock outstanding
Basic	82,568,919	82,209,844	82,472,115	82,207,610
Diluted (C)	82,568,919	83,964,231	82,472,115	83,588,648
Dividends declared and paid per share of common stock	$0.07	$0.13	$0.26	$0.39
(A)Basic earnings per common share (“EPS”) is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding. The outstanding shares used to calculate the weighted average basic shares exclude 454,921 and 754,594 restricted stock awards, net of forfeitures, as of September 30, 2020 and 2019, respectively, as those shares were issued but were not vested and therefore, not considered outstanding for purposes of computing basic EPS share. Diluted EPS is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding plus the additional dilutive effect, if any, of common stock equivalents during each period.
(B)Amounts may not sum due to rounding.
(C)Dilutive share equivalents and options were excluded for the three and nine months ended September 30, 2020 as their inclusion would have been anti-dilutive given our loss position.

See accompanying notes to consolidated financial statements (unaudited).

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$(3,750)	$28,849	$(571)	$8,070
Other comprehensive income (loss):
Unrealized gain (loss) on cash flow hedge	108	(1,003)	(7,848)	(7,267)
Total other comprehensive income (loss)	108	(1,003)	(7,848)	(7,267)
Total comprehensive income (loss)	$(3,642)	$27,846	$(8,419)	$803

See accompanying notes to consolidated financial statements (unaudited).

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended September 30, 2020
	Common Stock		Accumulated Deficit	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount
Equity at June 30, 2020	83,023,396	$830	$(674,626)	$904,135	$(13,692)	$216,647
Equity awards vested	450	—	—	—	—	—
Shares repurchased and retired to satisfy tax withholding upon vesting	—	—	—	(1)	—	(1)
Amortization of equity-based compensation	—	—	—	1,699	—	1,699
Dividends declared - common stock ($0.065 per share)	—	—	(5,369)	—	—	(5,369)
Dividends declared - equity awards ($0.065 per share)	—	—	(551)	—	—	(551)
Deemed dividend on redeemable preferred stock	—	—	(506)	—	—	(506)
Dividends declared on redeemable preferred stock	—	—	(99)	—	—	(99)
Other comprehensive income	—	—	—	—	108	108
Net loss	—	—	(3,750)	—	—	(3,750)
Equity at September 30, 2020	83,023,846	$830	$(684,901)	$905,833	$(13,584)	$208,178

	Nine Months Ended September 30, 2020
	Common Stock		Accumulated Deficit	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount
Equity at December 31, 2019	82,964,438	$830	$(660,588)	$901,889	$(5,736)	$236,395
Equity awards vested	120,246	1	—	—	—	1
Shares repurchased and retired to satisfy tax withholding upon vesting	(121,240)	(1)	—	(1,051)	—	(1,052)
Amortization of equity-based compensation	—	—	—	4,815	—	4,815
Directors shares issued	60,402	—	—	180	—	180
Dividends declared - common stock ($0.26 per share)	—	—	(21,444)	—	—	(21,444)
Dividends declared - equity awards ($0.13 - $0.26 per share)	—	—	(496)	—	—	(496)
Deemed dividend on redeemable preferred stock	—	—	(506)	—	—	(506)
Dividends declared on redeemable preferred stock	—	—	(1,296)	—	—	(1,296)
Other comprehensive loss	—	—	—	—	(7,848)	(7,848)
Net income	—	—	(571)	—	—	(571)
Equity at September 30, 2020	83,023,846	$830	$(684,901)	$905,833	$(13,584)	$208,178

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended September 30, 2019
	Common Stock		Accumulated Deficit	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount
Equity at June 30, 2019	83,126,259	$831	$(660,078)	$899,386	$(6,264)	$233,875
Amortization of equity-based compensation	—	—	—	1,045	—	1,045
Restricted stock awards forfeited	(161.821)	(1)	—	1	—	—
Dividends declared - common stock ($0.13 per share)	—	—	(10,687)	—	—	(10,687)
Dividends declared - equity awards ($0.13 per share)	—	—	(469)	—	—	(469)
Deemed dividend on redeemable preferred stock	—	—	(506)	—	—	(506)
Dividends declared on redeemable preferred stock	—	—	(99)	—	—	(99)
Other comprehensive loss	—	—	—	—	(1,003)	(1,003)
Net income	—	—	28,849	—	—	28,849
Equity at September 30, 2019	82,964,438	$830	$(642,990)	$900,432	$(7,267)	$251,005

	Nine Months Ended September 30, 2019
	Common Stock		Accumulated Deficit	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount
Equity at December 31, 2018	82,148,869	$821	$(616,504)	$898,135	$—	$282,452
Restricted stock awards issued	916,415	9		(9)	—	—
Amortization of equity-based compensation	—	—	—	2,031	—	2,031
Directors shares issued	60,975	1	—	274	—	275
Restricted stock awards forfeited	(161,821)	(1)	—	1	—	—
Dividends declared - common stock ($0.39 per share)	—	—	(32,062)	—	—	(32,062)
Dividends declared - equity awards (0.13 - $0.39 per share)	—	—	(692)	—	—	(692)
Deemed dividend on redeemable preferred stock	—	—	(506)	—	—	(506)
Dividends declared on redeemable preferred stock	—		(1,296)			(1,296)
Other comprehensive loss	—	—	—	—	(7,267)	(7,267)
Net income	—	—	8,070	—	—	8,070
Equity at September 30, 2019	82,964,438	$830	$(642,990)	$900,432	$(7,267)	$251,005

See accompanying notes to consolidated financial statements (unaudited).

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash Flows From Operating Activities
Net income (loss)	$(571)	$8,070
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of tangible assets and amortization of intangible assets	50,522	51,304
Amortization of deferred financing costs	2,417	2,043
Amortization of deferred revenue, net	(634)	1,633
Non-cash straight-line rental revenue	(337)	(455)
Loss on extinguishment of debt	5,884	335
Amortization of equity-based compensation	4,815	2,031
(Gain) Loss on sale of real estate	(19,992)	122
Other non-cash expense	849	1,045
Changes in:
Receivables and other assets, net	(2,351)	(1,563)
Accrued expenses and other liabilities	(3,705)	(13,592)
Net cash provided by (used in) operating activities - continuing operations	36,897	50,973
Net cash provided by (used in) operating activities - discontinued operations	(3,105)	11,381
Net cash provided by operating activities	33,792	62,354
Cash Flows From Investing Activities
Proceeds from sale of real estate	—	13,086
Capital expenditures	(6,693)	(15,644)
Insurance proceeds, net	60	1,192
Net cash provided by (used in) investing activities - continuing operations	(6,633)	(1,366)
Net cash provided by (used in) investing activities - discontinued operations (A)	373,805	(6,232)
Net cash provided by (used in) investing activities	367,172	(7,598)
Cash Flows From Financing Activities
Principal payments of mortgage notes payable and capital lease obligations	(1,549)	(4,969)
Proceeds from mortgage notes payable	270,015	—
Proceeds from borrowings on the revolving credit facility	100,000	—
Repayments of borrowings on the revolving credit facility	(100,000)	—
Repayments of mortgage notes payable and capital lease obligations	(369,000)	(12,922)
Payment of exit fee on extinguishment of debt	(4,504)	(206)
Payment of deferred financing costs	(4,704)	(776)
Purchase of interest rate caps	(81)	(35)
Taxes paid for net settlement of equity-based compensation awards	(1,051)	—
Payment of common stock dividend	(21,444)	(32,062)
Payment of redeemable preferred stock dividend	(1,802)	(1,296)
Payment of restricted stock dividend	(307)	—
Net cash used in financing activities - continuing operations	(134,427)	(52,266)
Net cash provided by (used in) financing activities - discontinued operations (B)	(260,996)	(33,987)
Net cash used in financing activities	(395,423)	(86,253)
Net increase (decrease) in cash, cash equivalents and restricted cash	5,541	(31,497)
Cash, cash equivalents and restricted cash, beginning of period	63,829	92,656
Cash, cash equivalents and restricted cash, end of period	$69,370	$61,159

(A) For the nine months ended September 30, 2020, amount primarily consists of net proceeds from the AL/MC Portfolio Disposition. Refer to “Note 4 - Dispositions” for details.
(B) For the nine months ended September 30, 2020, amount primarily consists of repayments of debt in conjunction with the AL/MC Portfolio Disposition. Refer to “Note 4 - Dispositions” for details.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2020	2019
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$47,947	$67,151
Cash paid during the period for income taxes	263	349
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Issuance of common stock	$180	$275
Capital lease obligations	807	468

	Nine Months Ended September 30,
	2020	2019
Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents	$39,614	$72,422
Restricted cash (A)	24,215	20,234
Total, beginning of period	$63,829	$92,656
Cash and cash equivalents	$51,680	$35,399
Restricted cash (A)	17,690	25,760
Total, end of period	$69,370	$61,159
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
September 30, 2020
(dollars in tables in thousands, except share data)

1.ORGANIZATION

New Senior is a REIT primarily focused on investing in private pay senior housing properties. As of September 30, 2020, we owned a geographically diversified portfolio of 103 primarily private pay senior housing properties located across 36 states. We are listed on the New York Stock Exchange (“NYSE”) under the symbol “SNR” and are headquartered in New York, New York.

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

Other Properties – We own one continuing care retirement community (“CCRC”) and lease this property to Watermark Retirement Communities, Inc. (“Watermark”), a healthcare operating company under a triple net lease agreement. In a triple net lease arrangement, the lessee agrees to operate and maintain the property at its own expense, including maintenance, utilities, taxes, insurance, repairs, capital improvements and the payroll expense of property-level employees. Our triple net lease agreement has an initial term of 15 years and includes a renewal option and annual rent increases ranging from 2.75% to 3.25%. It also includes the operations of two managed AL/MC properties that we previously owned and sold during the nine months ended September 30, 2019.

We were formed as a Delaware limited liability company on May 17, 2012 as a wholly owned subsidiary of Drive Shack Inc., formerly Newcastle Investment Corp. (“Drive Shack”). On November 6, 2014, we were spun-off from Drive Shack and our shares of common stock were publicly listed on the NYSE.

Coronavirus (COVID-19) global pandemic

The novel coronavirus (COVID-19) global pandemic is causing significant disruptions to the U.S. and global economies and has contributed to volatility and negative pressure in financial markets. During the three and nine months ended September 30, 2020, we incurred $0.8 million and $2.7 million of COVID-19 related costs, respectively, which were recorded in “Property operating expense” in our Consolidated Statements of Operations. These costs mainly consist of personal protective equipment (“PPE”) and other supplies such as packaging necessary for in-room meal deliveries to our residents and to a lesser extent testing kits for residents and staff, temperature screening machines, additional cleaning equipment, or protocols related to the properties. During the nine months ended September 30, 2020, we saw these costs continue, but they have been largely offset by variable expense savings associated with lower occupancy and strong expense management from our operators. Depending upon how the pandemic continues to evolve, there may be other future operating expenses that we may be required to bear. However, the full extent to which the pandemic will directly or indirectly impact our business including revenues, expenses, value of our real estate, collectability of receivables and operating cash flows is highly uncertain and difficult to predict. If the economic downturn resulting from COVID-19 and measures taken to contain it persists over a long period of time, it could have a prolonged negative impact on our financial condition and results of operations. As the extent and duration of the increasingly broad effects of COVID-19 on the U.S. economy remains unclear, it is difficult for us to assess and estimate its impact on our results of operations at this time.

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
September 30, 2020
(dollars in tables in thousands, except share data)

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

Significant Accounting Policies

Earnings per Common Share

The two-class method determines EPS for each class of common stock and participating securities according to dividends declared (or accumulated) and their respective participation rights in undistributed earnings. Non-vested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and, therefore are included in the computation of basic EPS pursuant to the two-class method. During the nine months ended September 30, 2020, we issued 433,393 restricted stock units, net of forfeitures, to officers, employees and non-employee directors with certain participating rights (“Participating RSUs”).

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). This ASU provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference London Inter-Bank Rate (“LIBOR”) or another rate that is expected to be discontinued. Companies can adopt ASU 2020-04 anytime during the effective period of March 12, 2020 through December 31, 2022. We are currently assessing the provisions of ASU 2020-04 and have not made any hedge accounting elections as of September 30, 2020. If an election is made at a later date, we will apply the provisions of this guidance.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2020
(dollars in tables in thousands, except share data)

3.DISCONTINUED OPERATIONS

On October 31, 2019, we entered into a Purchase and Sale Agreement (the “Sale Agreement”) to sell a portfolio of 28 assisted living/memory care (“AL/MC”) properties for a gross sale price of $385.0 million (the “AL/MC Portfolio Disposition”). The portfolio represented a separate reportable segment at the time and the sale represented a strategic shift that would have a major effect on our operations and financial results. As a result, we classified the assets and liabilities associated with the operations of the 28 AL/MC properties as discontinued operations in our consolidated financial statements. The sale was completed on February 10, 2020. Refer to “Note 4 - Dispositions” for details.

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

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2020
(dollars in tables in thousands, except share data)

For the three and nine months ended September 30, 2020 and 2019, the results of operations associated with discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Resident fees and services	$—	$29,630	$14,024	$89,534
Total revenues	—	29,630	14,024	89,534
Expenses
Property operating expenses	—	24,610	11,328	73,281
Interest expense	—	3,700	1,361	11,482
Depreciation and amortization	—	3,718	—	11,279
Acquisition, transaction, and integration expense	—	112	1,037	508
General and administrative expense	—	8	8	26
Loss on extinguishment of debt	—	—	3,602	—
Other income	—	(19)	(204)	(43)
Total expenses	—	32,129	17,132	96,533
Loss before income taxes	—	(2,499)	(3,108)	(6,999)
Income tax (benefit) expense	—	7	(1)	78
Loss from discontinued operations	$—	$(2,506)	$(3,107)	$(7,077)

4. DISPOSITIONS

On February 10, 2020, we completed the AL/MC Portfolio Disposition for a gross sale price of $385.0 million and recognized a gain on sale of $20.0 million, which is recorded in “Gain on sale of real estate” within “Discontinued operations, net” in our Consolidated Statements of Operations for the nine months ended September 30, 2020. In conjunction with the sale, we repaid $260.2 million of debt specifically attributable to the properties included in the AL/MC Portfolio Disposition and recognized a loss on extinguishment of debt of $3.6 million, comprising of $2.5 million in prepayment penalties and $1.1 million in the write-off of unamortized deferred financing costs, which is included in “Loss from discontinued operations” in our Consolidated Statements of Operations for the nine months ended September 30, 2020.

During the nine months ended September 30, 2019, we sold two AL/MC assets that were previously included in the Managed AL/MC Properties segment for a combined sale price of $13.8 million, and recognized a loss on sale of $0.1 million, which is included in “Loss on sale of real estate” in our Consolidated Statements of Operations for the nine months ended September 30, 2019. In connection with these dispositions, we repaid $13.7 million of debt. Prior to the sale, both assets were classified as “Assets held for sale” and included in “Receivables and other assets, net” in the Consolidated Balance Sheets.

5. SEGMENT REPORTING

We operate in two reportable business segments, Managed IL Properties and Other Properties. Our Managed IL Properties segment includes 102 IL properties throughout the United States managed by Holiday, Merrill Gardens and Grace under Property Management Agreements. Our Other Properties segment includes one CCRC, which is currently leased to Watermark under a triple net lease agreement that obligates the tenant to pay all property-related expenses, including maintenance, utilities, taxes, insurance, repairs, capital improvements and the payroll expense of property-level employees. It also includes the operations of two managed AL/MC properties we previously owned and sold during the nine months ended September 30, 2019.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2020
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

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
	Managed IL Properties	Other Properties	Consolidated	Managed IL Properties	Other Properties	Consolidated
Revenues
Resident fees and services	$81,582	$—	$81,582	$84,475	$(102)	$84,373
Rental revenue	—	1,583	1,583	—	1,583	1,583
Less: Property operating expense	49,957	—	49,957	50,678	(102)	50,576
Segment NOI	$31,625	$1,583	33,208	$33,797	$1,583	35,380
Interest expense			14,540			18,962
Depreciation and amortization			16,204			17,323
General and administrative expense			5,905			5,410
Acquisition, transaction and integration expense			43			503
Other expense			192			16
Total expenses			36,884			42,214
Litigation proceeds, net			—			38,226
Income (Loss) before income taxes			(3,676)			31,392
Income tax expense			74			37
Income (Loss) from continuing operations			(3,750)			31,355
Loss from discontinued operations			—			(2,506)
Net income (loss)			$(3,750)			$28,849

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2020
(dollars in tables in thousands, except share data)

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	Managed IL Properties	Other Properties	Consolidated	Managed IL Properties	Other Properties	Consolidated
Revenues
Resident fees and services	$249,540	$—	$249,540	$251,736	$3,207	$254,943
Rental revenue	—	4,748	4,748	—	4,748	4,748
Less: Property operating expense	149,782	—	149,782	150,450	3,758	154,208
Segment NOI	$99,758	$4,748	104,506	$101,286	$4,197	105,483
Interest expense			47,040			58,382
Depreciation and amortization			50,522			51,304
General and administrative expense			17,645			15,747
Acquisition, transaction and integration expense			195			1,169
Loss on extinguishment of debt			5,884			335
Other expense			520			1,393
Total expenses			121,806			128,330
Loss on sale of real estate			—			(122)
Litigation proceeds, net			—			38,226
Income (Loss) before income taxes			(17,300)			15,257
Income tax expense			156			110
Income (Loss) from continuing operations			(17,456)			15,147
Discontinued Operations:
Gain on sale of real estate			19,992			—
Loss from discontinued operations			(3,107)			(7,077)
Discontinued operations, net			16,885			(7,077)
Net income (loss)			$(571)			$8,070

Assets by reportable business segment are reconciled to total assets as follows:

	September 30, 2020		December 31, 2019
	Amount	Percentage	Amount	Percentage
Managed IL Properties	$1,710,666	94.9%	$1,748,787	79.7%
Other Properties	63,208	3.5%	63,616	2.9%
All other assets (A)	28,811	1.6%	382,306	17.4%
Total assets	$1,802,685	100.0%	$2,194,709	100.0%
(A)Includes $363.5 million of assets classified as discontinued operations for the year ended December 31, 2019. The remaining balance primarily consists of corporate cash which is not directly attributable to our reportable business segments.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2020
(dollars in tables in thousands, except share data)

The following table presents the percentage of total revenues by geographic location:

	As of and for the nine months ended September 30, 2020		As of and for the nine months ended September 30, 2019
	Number of Communities	% of Total Revenue	Number of Communities	% of Total Revenue
Florida	9	9.0%	9	9.2%
California	9	10.2%	9	10.8%
Texas	9	8.0%	9	8.0%
North Carolina	8	8.5%	8	8.5%
Pennsylvania	5	5.7%	5	5.5%
Oregon	8	7.1%	8	7.2%
Other	55	51.5%	55	50.8%
Total	103	100.0%	103	100.0%

6.REAL ESTATE INVESTMENTS

The following table summarizes our real estate investments:

	September 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value
Land	$134,643	$—	$134,643	$134,643	$—	$134,643
Building and improvements	1,869,245	(307,304)	1,561,941	1,863,866	(266,420)	1,597,446
Furniture, fixtures and equipment	107,299	(94,475)	12,824	106,170	(85,135)	21,035
Total real estate investments	$2,111,187	$(401,779)	$1,709,408	$2,104,679	$(351,555)	$1,753,124

Depreciation expense was $16.1 million and $17.2 million for the three months ended September 30, 2020 and 2019, respectively, and $50.2 million and $51.0 million for the nine months ended September 30, 2020 and 2019, respectively.

The following table summarizes our real estate intangibles:

	September 30, 2020				December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Amortization Period
Intangible lease assets	$7,642	$(2,505)	$5,137	43.8 years	$7,642	$(2,238)	$5,404	43.0 years

Amortization expense was $0.1 million for both the three months ended September 30, 2020 and 2019, and $0.3 million for both the nine months ended September 30, 2020 and 2019.

We evaluate long-lived assets, primarily consisting of our real estate investments, for impairment indicators. In performing this evaluation, market conditions and our current intentions with respect to holding or disposing of the asset are considered. Where indicators of impairment are present, we evaluate whether the sum of the expected future undiscounted cash flows is less than book value. Based on our assessment, no charges were necessary for the three and nine months ended September 30, 2020 and 2019.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2020
(dollars in tables in thousands, except share data)

7.RECEIVABLES AND OTHER ASSETS, NET

	September 30, 2020	December 31, 2019
Escrows held by lenders (A)	$14,645	$15,895
Straight-line rent receivable	4,420	4,084
Prepaid expenses	7,188	3,534
Security deposits	3,027	2,763
Resident receivables, net	1,465	1,345
Income tax receivable	771	821
Other assets and receivables	4,944	4,636
Total receivables and other assets	$36,460	$33,078
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

The following table sets forth future contracted minimum lease payments from the tenant within the Other Properties segment, excluding contingent payment escalations, as of September 30, 2020:

2020 (three months)	$1,489
2021	6,066
2022	6,233
2023	6,405
2024	6,581
Thereafter	38,888
Total future minimum lease payments	$65,662

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2020
(dollars in tables in thousands, except share data)

8.DEBT, NET

	September 30, 2020					December 31, 2019
	Outstanding Face Amount	Carrying Value (A)	Maturity Date	Stated Interest Rate	Weighted Average Maturity (Years)	Outstanding Face Amount	Carrying Value (A)
Floating Rate (B)(C)	$1,039,485	$1,024,579	Mar 2022- Mar 2030	1M LIBOR + 2.00% to 1M LIBOR + 2.75%	6.0	$1,139,036	$1,128,100
Fixed Rate	464,680	462,828	Sep 2025	4.25%	4.8	464,680	462,532
Total	$1,504,165	$1,487,407			5.6	$1,603,716	$1,590,632
(A)The totals are reported net of deferred financing costs of $16.8 million and $13.1 million as of September 30, 2020 and December 31, 2019, respectively.
(B)Substantially all of these loans have LIBOR caps that range between 3.38% and 3.75% as of September 30, 2020.
(C)As of September 30, 2020, $620.0 million of total floating rate debt has been hedged using interest rate swaps, which is carried at fair value. See “Note 9 - Derivative Instruments” for more information.

The carrying value of the collateral relating to the floating rate and fixed rate debt was $1.2 billion and $0.5 billion, respectively, as of both September 30, 2020, and December 31, 2019.

Our debt agreements contain various customary financial and other covenants, in some cases including a debt service coverage ratio and project yield, as defined in the agreements. We are in compliance with the covenants in our debt agreements as of September 30, 2020.

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

In addition, in February 2020, we also amended and restated our secured revolving credit facility in the amount of $125.0 million (the “Revolver”) and extended its maturity from December 2021 to February 9, 2024. The amendment allows the Revolver to be increased with lender consent to a maximum aggregate amount of $500.0 million, of which (i) up to 10% may be used for the issuance of letters of credit, and (ii) up to 10% may be drawn by us in the form of swing loans. The Revolver bears an interest rate of, at our option, (i) the sum of LIBOR plus 2.0% or, in the case of a swing line loan, (ii) the greater of (a) the fluctuating annual rate of interest announced from time to time by KeyBank as its “prime rate,” plus 1.0% (b) 1.5% above the effective federal funds rate and (c) the sum of LIBOR for a one-month interest period plus 2.0%. The Revolver is secured by nine of our managed IL properties and the pledge of the equity interests of certain of our wholly owned subsidiaries. We continue to pay a fee for unused amounts of the Revolver under certain circumstances, which were $0.1 million for the three months ended September 30, 2020 and $0.1 million for the nine months ended September 30, 2020, which were recorded in “Interest expense” in our Consolidated Statements of Operations.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2020
(dollars in tables in thousands, except share data)

9.DERIVATIVE INSTRUMENTS

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements.

Derivatives Designated as Hedging Instruments

Interest rate swap

In August 2020, we entered into a $270.0 million notional interest rate swap with a maturity in September 2025 that effectively converts LIBOR-based floating rate debt to fixed rate debt, thus reducing the impact of interest-rate changes on future interest expense. The interest rate swap was designated and qualified as a cash flow hedge with the change in fair value included in the assessment of hedge effectiveness deferred as a component of other comprehensive income (“OCI”), and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

In May 2019, we entered into a $350.0 million notional interest rate swap with a maturity in May 2022 that effectively converts LIBOR-based floating rate debt to fixed rate debt, thus reducing the impact of interest-rate changes on future interest expense. The interest rate swap was designated and qualified as a cash flow hedge with the change in fair value included in the assessment of hedge effectiveness deferred as a component of OCI, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

As of September 30, 2020 and December 31, 2019, our interest rate swap liability of $14.3 million and $5.9 million, respectively, was recorded in “Accrued expenses and other liabilities” in our Consolidated Balance Sheets. For the three and nine months ended September 30, 2020, $1.9 million and $4.0 million of loss was reclassified from accumulated other comprehensive income (loss) into earnings and was recorded in “Interest expense” in our Consolidated Statements of Operations, respectively. As of September 30, 2020, approximately $7.9 million of our interest rate swap liability, which is included in accumulated other comprehensive income (loss), is expected to be reclassified into earnings in the next 12 months.

Derivatives Not Designated as Hedging Instruments

Interest rate caps

As of September 30, 2020 and December 31, 2019, our interest rate cap assets were recorded in “Receivables and other assets, net” in our Consolidated Balance Sheets. Fair value losses recognized for the three months ended September 30, 2020 and 2019 were not material. Fair value losses for the nine months ended September 30, 2020 and 2019 were $0.1 million and $0.6 million, respectively. These amounts are included in “Other expense” in our Consolidated Statements of Operations and “Other non-cash expense” in our Consolidated Statements of Cash Flows.

10.ACCRUED EXPENSES AND OTHER LIABILITIES

	September 30, 2020	December 31, 2019
Accounts payable	$13,233	$17,554
Security deposits payable	2,353	2,486
Due to property managers	9,363	6,752
Mortgage interest payable	3,731	5,665
Deferred community fees, net	5,406	5,865
Rent collected in advance	1,877	2,099
Property tax payable	8,328	5,627
Operating lease liability	1,880	1,942
Derivative liability	14,266	5,896
Other liabilities	6,157	5,434
Total accrued expenses and other liabilities	$66,594	$59,320

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2020
(dollars in tables in thousands, except share data)

11. FAIR VALUE MEASUREMENTS

The carrying amounts and fair values of our financial instruments were as follows:

	Fair Value Hierarchy	September 30, 2020		December 31, 2019
		Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents (A)	1	$51,680	$51,680	$39,614	$39,614
Restricted cash (A)	1	17,672	17,672	18,658	18,658
Interest rate caps (B)(D)	2	23	23	IMM	IMM
Financial Liabilities:
Mortgage debt (C)	3	$1,487,407	$1,538,155	$1,590,632	$1,592,855
Interest rate swap (B)	2	14,266	14,266	5,736	5,736
(A)The carrying amount approximates fair value.
(B)Fair value based on pricing models that consider inputs including forward yield curves, cap strike rates, cap volatility and discount rates.
(C)Fair value based on a discounted cash flow valuation model. Significant inputs in the model include amounts and timing of expected future cash flows and market yields which are constructed based on inputs implied from similar debt offerings. Our mortgage debt is not measured at fair value in our Consolidated Balance Sheets.
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

The following table presents the provision (benefit) for income taxes (excluding discontinued operations):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Current
Federal	$—	$—	$—	$—
State and local	74	37	156	110
Total current provision	74	37	156	110
Deferred
Federal	—	—	—	—
State and local	—	—	—	—
Total deferred provision	—	—	—	—
Total provision for income taxes	$74	$37	$156	$110

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income by the TRS during the periods in which temporary differences become deductible before the net operating loss carryforward expires. Management believes that it is more likely than not that our net deferred tax assets will not be realized. As a result, we recorded valuation allowances against our deferred tax asset of $7.6 million and $7.9 million as of September 30, 2020 and December 31, 2019, respectively. However, the amount of the deferred tax asset considered realizable could be adjusted if (i) estimates of future taxable income during the carryforward period are reduced or increased or (ii) objective negative evidence in the form of cumulative losses is no longer present.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2020
(dollars in tables in thousands, except share data)

As of September 30, 2020, our TRS had a loss carryforward of approximately $28.1 million for federal income tax purposes and $32.6 million for state income tax purposes. The federal net operating losses will begin to expire at the end of 2034. The net operating loss carryforward can generally be used to offset future taxable income, if and when it arises.

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

The following table is a rollforward of our Redeemable Preferred Stock for the nine months ended September 30, 2020:

Balance as of December 31, 2019	$40,506
Accrued dividend on Redeemable Preferred Stock	1,802
Paid dividend on Redeemable Preferred Stock	(1,802)
Balance as of September 30, 2020	$40,506

Amended and Restated Stock Option and Incentive Award Plan

On January 1, 2019, our board of directors adopted an Amended and Restated Nonqualified Stock Option and Incentive Award Plan (the “Plan”) providing for the grant of equity-based awards, including restricted stock awards (RSAs), restricted stock units (RSUs), stock options, stock appreciation rights, performance awards and other equity-based and non-equity based awards, in each case to our directors, officers, employees, service providers, consultants and advisors. We have reserved 27,922,570 shares of our common stock for issuance under the Plan. Vesting periods for these awards generally range from one to three years. Options expire ten years from the date of grant. Stock-based compensation expense totaled $1.7 million and $1.0 million for the three months ended September 30, 2020 and 2019, respectively, and $4.8 million and $2.0 million for the nine months ended September 30, 2020 and 2019, respectively.

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
September 30, 2020
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

For the three and nine months ended September 30, 2020 and 2019, basic and diluted net income (loss) per share was computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. The following table sets forth the computation of basic and diluted income (loss) per share of common stock for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator
Income (Loss) from continuing operations attributable to common stockholders	$(4,355)	$30,750	$(19,258)	$13,345
Discontinued operations, net	—	(2,506)	16,885	(7,077)
Net income (loss) attributable to common stockholders	(4,355)	28,244	(2,373)	6,268
Less: Non-forfeitable dividends allocated to participating RSUs	(28)	—	(59)	—
Net income (loss) available to common shares outstanding	$(4,383)	$28,244	$(2,432)	$6,268
Denominator
Basic weighted average common shares outstanding (A)	82,568,919	82,209,844	82,472,115	82,207,610
Dilutive common shares - equity awards and options (B)	—	1,754,387	—	1,381,038
Diluted weighted average common shares outstanding	82,568,919	83,964,231	82,472,115	83,588,648
Basic earnings per common share:
Income (Loss) from continuing operations attributable to common stockholders	$(0.05)	$0.37	$(0.23)	$0.16
Discontinued operations, net	—	(0.03)	0.20	(0.09)
Net income (loss) attributable to common stockholders (C)	$(0.05)	$0.34	$(0.03)	$0.08
Diluted earnings per common share:
Income (Loss) from continuing operations attributable to common stockholders	$(0.05)	$0.37	$(0.23)	$0.16
Discontinued operations, net	—	(0.03)	0.20	(0.08)
Net income (loss) attributable to common stockholders (C)	$(0.05)	$0.34	$(0.03)	$0.07

(A)The outstanding shares used to calculate the weighted average basic shares outstanding exclude 454,921 and 754,594 restricted stock awards as of September 30, 2020 and 2019 net of forfeitures, respectively, as those shares were issued but were not vested and therefore, not considered outstanding for purposes of computing basic income (loss) per common share for the three and nine months ended September 30, 2020.
(B)During the three and nine months ended September 30, 2020, 651,188 and 826,408 dilutive share equivalents and options, respectively, were excluded as their inclusion would have been anti-dilutive given our loss position.
(C)Amounts may not sum due to rounding.

14. COMMITMENTS AND CONTINGENCIES

As of September 30, 2020, management believes there are no material contingencies that would affect our results of operations, cash flows or financial position.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2020
(dollars in tables in thousands, except share data)

Certain Obligations, Liabilities and Litigation

We are and may become subject to various obligations, liabilities, investigations, inquiries, regulatory proceedings, litigation and claims assumed in connection with or arising from our on-going business (some of which may not be fully insured and some of which may allege significant monetary damages), as well as acquisitions, sales, leasing and other activities. These claims may include, among other things, professional liability and general liability claims, unfair business practices claims, employment claims and regulatory proceedings. The risks of some of these types of claims has increased as a result of the ongoing COVID-19 pandemic. These obligations and liabilities (including the costs associated with investigations, inquiries and litigation) may be greater than expected or may not be known in advance. Any such obligations or liabilities could have a material adverse effect on our financial position, cash flows and results of operations, particularly if we are not entitled to indemnification, or if a responsible third party fails to indemnify us.

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

Proceedings Indemnified and Defended by Third Parties

From time to time, we are party to certain legal actions, regulatory investigations and claims for which third parties are contractually obligated to indemnify, defend and hold us harmless. While we are presently not being defended by any tenant and other obligated third parties in these types of matters, there is no assurance that our tenant, its affiliates or other obligated third parties would defend us in these matters, or that such parties will have sufficient assets, income and access to financing to enable them to satisfy their defense and indemnification obligations to us.

Environmental Costs

As a commercial real estate owner, we are subject to potential environmental costs. As of September 30, 2020, management is not aware of any environmental concerns that would have a material adverse effect on our financial position or results of operations.

Capital Improvement and Repair Commitments

We have agreed to make $1.0 million available for capital improvements during the 15 year lease period, which ends in 2030, to the triple net lease property under Watermark, none of which has been funded as of September 30, 2020. Upon funding these capital improvements, we will be entitled to a rent increase.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2020
(dollars in tables in thousands, except share data)

Leases

As the lessee, we currently lease our corporate office space located in New York, New York under an operating lease agreement. The lease requires fixed monthly rent payments, expires on June 30, 2024 and does not have any renewal option. We also currently lease equipment (e.g., dishwashers, copy machines and buses) used at certain of our managed IL Properties under operating lease agreements. Our leases have remaining lease terms ranging from one month to 3.8 years. We do not include any renewal options in our lease terms for calculating our lease liability because as of September 30, 2020, we were not reasonably certain if we will exercise these renewal options at this time.

As of September 30, 2020, our future minimum lease payments under our operating leases are as follows:

Year	Operating Leases
2020 (three months)	$163
2021	649
2022	509
2023	466
2024	235
Thereafter	310
Total future minimum lease payments	2,332
Less imputed interest	(452)
Total operating lease liability	$1,880

Litigation Settlement

As previously described in Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2018 and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019, a derivative lawsuit, captioned Cumming v. Edens, et al., C.A. No. 13007-VCS, was brought on behalf of the Company against certain current and former members of the Company’s board of directors, Fortress Investment Group LLC and certain affiliates and Holiday Acquisition Holdings LLC. On April 23, 2019, the parties reached an agreement to settle the derivative lawsuit. The settlement provided for the payment of $53.0 million to the Company and the recommendation of certain corporate governance changes in exchange for customary releases. The settlement was approved by the Delaware Court of Chancery on July 31, 2019 and a judgment issued the same day. Cash proceeds of approximately $38.5 million were distributed to the Company, which reflected a court-approved fee and expense award to plaintiff’s counsel of $14.5 million. The Company also paid $0.3 million in unreimbursed legal fees. These proceeds were recorded in “Litigation proceeds, net” in our Consolidated Statements of Operations. The Company previously submitted and recommended the agreed-upon governance changes to its stockholders at the Company’s 2019 annual meeting of shareholders, which was held in June 2019, and 2020 annual meeting of shareholders, which was held in June 2020, although such changes were not approved by the Company’s shareholders by the required vote for such changes.

15.SUBSEQUENT EVENTS

On October 28, 2020, our board of directors declared a cash dividend on our common stock of $0.065 per share for the quarter ended September 30, 2020. The dividend is payable on December 18, 2020 to stockholders of record on December 4, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the consolidated financial statements and notes thereto included within this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those included under the heading “Cautionary Note Regarding Forward-Looking Statements” and under the heading “Risk Factors” herein and in our Annual Report on Form 10-K for the year ended December 31, 2019.

OVERVIEW

Our Business

We are a REIT with a portfolio of 103 senior housing properties located across the United States. We are the only pure play senior housing REIT and one of the largest owners of senior housing properties. We are listed on the NYSE under the symbol “SNR” and are headquartered in New York, New York.

We conduct our business through two reportable segments: Managed Independent Living (“IL”) Properties and Other Properties. See our consolidated financial statements and the related notes included herein for additional information regarding our segments.

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
As an owner of senior living properties, with a portfolio of 102 IL properties and one continuing care retirement community (“CCRC”), COVID-19 impacts our business in various ways. Our three property managers and one tenant have all put into place various protocols to address the COVID-19 pandemic at our communities across the U.S. Some of the measures taken at the onset of the pandemic included restrictions on all non-essential visitors (including family), closure of group dining facilities and other common areas, restrictions on resident movements and group activities, as well as enhanced protocols which have required increased labor, property cleaning expenses and costs related to procuring necessary supplies such as meal containers and personal protective equipment (“PPE”). Over the last several months, our properties have lifted certain restrictions in a phased approach, based on both the status of state and local regulations that affect the property as well as the status of any COVID-19 cases at the property. Lifting restrictions at our properties, particularly restrictions related to onsite visitors, while being done in a measured approach in compliance with all state and local regulations, may contribute to an increase in COVID-19 cases.

COVID-19 is having and will likely continue to have an impact on three metrics that are fundamental to our business: occupancy, rental rates and operating expenses.
Occupancy:
Following the COVID-19 outbreak, occupancy at our properties began to decrease materially as move-ins at those properties slowed due to the voluntary restrictions our operators have imposed on move-ins at our properties as discussed above. At the same time, the pandemic raises the risk of an elevated level of resident illnesses and therefore higher move-out levels at our properties. While move-out levels were slightly below historical levels at the onset of the pandemic, they have increased in recent months, likely due to pent-up demand to move-out that has been hampered by the pandemic. We do not know the extent of the ultimate impacts that COVID-19 will have on our business, and whether it will fundamentally alter the demand for senior housing in general or in our properties in particular. During the third quarter of 2020, ending occupancy decreased 160 basis points compared to the second quarter. Occupancy may continue to decline as a result of the pandemic. The timing of a recovery in occupancy is difficult to predict and could be harmed by the incidence of COVID-19 at our properties or the perception that outbreaks could occur.

The senior housing industry offers a full continuum of care to seniors with product types that range from “mostly housing” (i.e., senior apartments) to “mostly healthcare” (i.e., skilled nursing, hospitals, etc.). We primarily focus on product types at the center of this continuum, namely IL properties. We believe that our focused portfolio of primarily IL properties will allow investors to participate in the positive fundamentals of the senior housing sector. However, according to the U.S. Centers for Disease Control and Prevention (the “CDC”), older adults and people of any age who have serious underlying medical conditions might be at higher risk for severe illness from COVID-19. The CDC guidance also states that people age 65 and older and those living in nursing homes or long-term care facilities are at high-risk for severe illness from COVID-19. While we do not own nursing facilities, the age and other demographics of our residents fall within the CDC guidance. We do not know if or how this will affect seniors’ views on different types of senior living and whether it will alter demand for our types of senior living properties in the future.

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

Operating Expenses:
During the first quarter of 2020, operating expenses were in line with expectations through the middle of March. We saw a slight increase in property level expenses associated with the COVID-19 pandemic towards the end of March, driven by expenditures related to the procurement of PPE and other supplies such as packaging necessary for in-room meal deliveries to residents. In the second and third quarters of 2020, we have seen these costs continue, but they have been largely offset by variable expense savings associated with lower occupancy and strong expense management from our operators. Depending on how the pandemic continues to evolve, there may be other future operating expenses that we may be required to bear, such as costs for testing kits for residents and staff, temperature screening machines, additional cleaning equipment, or new protocols related to the properties.

Given the rapidly evolving nature of the COVID-19 pandemic, all of the observations and forward-looking statements above represent our current good faith views based upon the information that we have available to us at this time. We believe that the extent of the pandemic’s effect on our business, operational, financial performance and liquidity will depend upon many factors and future developments, including the duration, spread, intensity and recurrence of the pandemic, health and safety actions taken to contain its spread, the timing and availability of a vaccine if any, and how quickly and to what extent normal economic and operating conditions can resume within the markets in which we operate, each of which is highly uncertain and very difficult to predict at this time. Even after the COVID-19 pandemic subsides, we may continue to experience adverse impacts to our business and financial results as a result of its global economic impact, including any economic downturn or recession that may occur in the future. See also “Risk Factors” and below “Liquidity and Capital Resources,” for additional discussions regarding COVID-19 and its impact on our business.

Other Recent Developments

Completion of AL/MC Portfolio Disposition & Related Refinancing Activity

On February 10, 2020, we completed the sale of all 28 of our managed assisted living/memory care (“AL/MC”) properties pursuant to a Purchase and Sale Agreement, dated as of October 31, 2019 (the “Sale Agreement”), with affiliates of ReNew REIT for a gross sale price of $385.0 million (“AL/MC Portfolio Disposition”). We recognized a gain on sale of $20.0 million from the AL/MC Portfolio Disposition, which is recorded in “Gain on sale of real estate” within “Discontinued operations, net” in our Consolidated Statements of Operations. The sale of these properties represents a strategic shift that had a major effect on our operations and financial results. Accordingly, the operations of these properties were classified as discontinued operations in our consolidated financial statements included in this Form 10-Q. All prior period information has been reclassified to conform to current period presentation. Refer to “Note 3 – Discontinued Operations” to our consolidated financial statements for additional details.

In February 2020, in conjunction with the AL/MC Portfolio Disposition, we repaid $368.1 million of debt and recognized a loss of extinguishment of debt of $5.9 million, comprising of $4.5 million in prepayment penalties and $1.4 million in the write-off of unamortized deferred financing costs on the loans, which is included in “Loss on extinguishment of debt” in our Consolidated Statements of Operations. We also entered into a new financing for $270.0 million, which is secured by 14 managed IL properties. In addition, we amended and restated our secured revolving credit facility in the amount of $125.0 million (the “Revolver”), which is currently secured by nine managed IL properties and the pledge of the equity interests of certain of our wholly owned subsidiaries. The amendment extended the maturity of the Revolver from December 2021 to February 2024. The amendment allows the Revolver to be increased with lender consent to a maximum aggregate amount of borrowing capacity of $500.0 million. Refer to “Note 8 – Debt, Net” to our consolidated financial statements for additional details.

As a result of these refinancing initiatives, our weighted average debt maturity increased from 4.8 years as of December 31, 2019 to 5.6 years as of September 30, 2020. We have no significant debt maturities until 2025.

During the third quarter of 2020, we entered into a $270.0 million notional interest rate swap with a maturity in September 2025 that effectively converts LIBOR-based floating rate debt to fixed rate debt, thus reducing the impact of interest-rate changes on future interest expense.

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

According to data from the National Investment Center for Seniors Housing and Care (“NIC”) on the 99 Primary and Secondary Markets, occupancy was down 530 basis points year-over-year in the third quarter of 2020, the second full quarter impacted by the COVID-19 pandemic. New Senior’s occupancy results outperformed the industry in the third quarter, with same store managed occupancy down 480 basis points year-over-year. Industry occupancy for majority IL facilities was down 500 basis points year-over-year, while industry occupancy for majority assisted living (“AL”) facilities was down 580 basis points year-over-year.

Industry-wide, new supply remains elevated compared to pre-2015 levels, but continues to decrease. Units under construction represent 5.2% of inventory, but the ratio has decreased 210 basis points from the recent high in the third quarter of 2018. The ratio of AL construction to inventory (5.5%) remains slightly higher than that for IL (5.0%).

While supply trends have improved recently, rate growth has decelerated over the past several quarters. Industry rate growth was 1.7% in the third quarter of 2020, down from the recent high of 3.3% in the second quarter of 2019. Rate growth for IL facilities (1.8%) was slightly higher than rate growth for AL facilities (1.7%).

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

RESULTS OF OPERATIONS

Segment Overview

We operate in two reportable business segments, Managed IL Properties and Other Properties. Our Managed IL Properties segment includes 102 IL properties throughout the United States managed by Holiday, Merrill Gardens and Grace under Property Management Agreements. Our Other Properties segment includes one CCRC, which is currently leased to Watermark under a triple net lease agreement that obligates the tenant to pay all property-related expenses, including maintenance, utilities, taxes, insurance, repairs, capital improvements and the payroll expense of property-level employees. It also includes the operations of two managed AL/MC properties we previously owned and sold during the nine months ended September 30, 2019.

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

Three months ended September 30, 2020 compared to three months ended September 30, 2019

The following table provides a reconciliation of our segment NOI to net income (loss), and compares the results of operations for the respective periods:

	Three Months Ended September 30,		Increase (Decrease)
(dollars in thousands)	2020	2019	Amount	Percentage
Segment NOI for Managed IL Properties	$31,625	$33,797	$(2,172)	(6.4)%
Segment NOI for Other Properties	1,583	1,583	—	—%
Total segment NOI	33,208	35,380	(2,172)	(6.1)%
Expenses
Interest expense	14,540	18,962	(4,422)	(23.3)%
Depreciation and amortization	16,204	17,323	(1,119)	(6.5)%
General and administrative expense	5,905	5,410	495	9.1%
Acquisition, transaction and integration expense	43	503	(460)	(91.5)%
Other expense	192	16	176	NM
Total expenses	36,884	42,214	(5,330)	(12.6)%
Litigation proceeds, net	—	38,226	(38,226)	NM
Income (Loss) before income taxes	(3,676)	31,392	(35,068)	111.7%
Income tax expense	74	37	37	100.0%
Income (Loss) from continuing operations	(3,750)	31,355	(35,105)	112.0%
Discontinued Operations:
Loss from discontinued operations	—	(2,506)	2,506	NM
Discontinued operations, net	—	(2,506)	2,506	NM
Net income (loss)	(3,750)	28,849	(32,599)	113.0%
Deemed dividend on redeemable preferred stock	(605)	(605)	—	—%
Net income (loss) attributable to common stockholders	$(4,355)	$28,244	$(32,599)	115.4%
_______________
NM – Not meaningful

Managed IL Properties

The following table presents same store and total portfolio results as of and for the three months ended September 30, 2020 and 2019:

	Same Store & Total Portfolio
(dollars in thousands, except per bed data)	2020	2019	Change	%
Resident fees and services	$81,582	$84,475	$(2,893)	(3.4)%
Less: Property operating expense	49,957	50,678	(721)	(1.4)%
NOI	$31,625	$33,797	$(2,172)	(6.4)%
Total properties as of the period ended	102	102
Average available beds	11,976	11,975
Average occupancy (%)	82.5	87.3
Average monthly revenue per occupied bed	$2,752	$2,693

Resident fees and services

Same store and total resident fees and services decreased $2.9 million. This decrease is primarily attributable to a decrease in occupancy, partially offset by an increase in average rental rates.

Property operating expense

Same store and total property operating expense decreased $0.7 million. This decrease is primarily due to variable expense savings associated with lower occupancy and strong expense management from our operators, partially offset by costs incurred in response to the COVID-19 pandemic.

Segment NOI

Same store NOI and total portfolio NOI decreased $2.2 million. See above for the variance explanations.

Other Properties

The following table presents same store and total portfolio results as of and for the three months ended September 30, 2020 and 2019 but excluding properties whose operations were classified as discontinued operations:

	Same Store Portfolio				Total Portfolio
(dollars in thousands, except per bed data)	2020	2019	Change	%	2020	2019	Change	%
Rental revenue	$1,583	$1,583	$—	—%	$1,583	$1,583	$—	—%
NOI	$1,583	$1,583	$—	—%	$1,583	$1,583	$—	—%

Total properties as of the period ended	1	1			1	1
Average available beds	463	463			463	463

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

Segment NOI

Total and same store segment NOI remained unchanged for the comparative periods.

Expenses

Interest expense

Interest expense decreased $4.4 million primarily due to a lower average debt balance in conjunction with lower effective interest rates as a result of debt repayments in conjunction with the AL/MC Portfolio Disposition, lower interest rate on the newly refinanced debt and a decrease in LIBOR for the comparative periods. The weighted average effective interest rates for the three months ended September 30, 2020 and 2019 were 3.70% and 4.65%, respectively.

Depreciation and amortization

Depreciation and amortization decreased $1.1 million primarily due to certain furniture, fixtures, and equipment becoming fully depreciated as of September 30, 2019.

General and administrative expense

General and administrative expense increased $0.5 million primarily due to additional compensation expense, including the amortization of equity-based compensation granted to officers and employees after the three months ended September 30, 2019.

Acquisition, transaction and integration expense

Acquisition, transaction and integration expense decreased $0.5 million primarily due to costs associated with the sale of two managed AL/MC properties during the three months ended September 30, 2019 and no sales during the three months ended September 30, 2020.

Other expense

Other expense increased by $0.2 million. This is primarily due to casualty related charges incurred on one IL property.

Litigation proceeds, net

As described in “Note 14 – Commitments and Contingencies” to our consolidated financial statements, on July 31, 2019, the derivative lawsuit, captioned Cummings v. Edens, et al., C.A. No. 13007-VCS was settled and approved by the relevant court. During the three months ended September 30, 2019, we recorded $38.2 million in litigation proceeds net of a court-approved fee and expense award to plaintiff’s counsel of $14.5 million, as well as $0.3 million in unreimbursed legal fees.

Income tax expense

We are organized and conduct our operations to qualify as a REIT under the requirements of the Code. However, certain of our activities are conducted through our TRS and therefore are subject to federal and state income taxes. Income tax expense was relatively flat during the comparative periods.

Discontinued operations, net

For the three months ended September 30, 2019, discontinued operations, net reflect the operations of the 28 AL/MC properties that were sold in February 2020.

Nine months ended September 30, 2020 compared to nine months ended September 30, 2019

The following table provides a reconciliation of our segment NOI to net income (loss), and compares the results of operations for the respective periods:

	Nine Months Ended September 30,		Increase (Decrease)
(dollars in thousands)	2020	2019	Amount	Percentage
Segment NOI for Managed IL Properties	$99,758	$101,286	$(1,528)	(1.5)%
Segment NOI for Other Properties	4,748	4,197	551	13.1%
Total segment NOI	104,506	105,483	(977)	(0.9)%
Expenses
Interest expense	47,040	58,382	(11,342)	(19.4)%
Depreciation and amortization	50,522	51,304	(782)	(1.5)%
General and administrative expense	17,645	15,747	1,898	12.1%
Acquisition, transaction and integration expense	195	1,169	(974)	(83.3)%
Loss on extinguishment of debt	5,884	335	5,549	NM
Other expense	520	1,393	(873)	(62.7)%
Total expenses	121,806	128,330	(6,524)	(5.1)%
Loss on sale of real estate	—	(122)	122	NM
Litigation proceeds, net	—	38,226	(38,226)	NM
Income (Loss) before income taxes	(17,300)	15,257	(32,557)	NM
Income tax expense	156	110	46	41.8%
Income (Loss) from continuing operations	(17,456)	15,147	(32,603)	NM
Discontinued Operations:
Gain on sale of real estate	19,992	—	19,992	NM
Loss from discontinued operations	(3,107)	(7,077)	3,970	56.1%
Discontinued operations, net	16,885	(7,077)	23,962	NM
Net income (loss)	(571)	8,070	(8,641)	107.1%
Deemed dividend on redeemable preferred stock	(1,802)	(1,802)	—	—%
Net income (loss) attributable to common stockholders	$(2,373)	$6,268	$(8,641)	137.9%

Managed IL Properties

The following table presents same store and total portfolio results as of and for the nine months ended September 30, 2020 and 2019:

	Same Store & Total Portfolio
(dollars in thousands, except per bed data)	2020	2019	Change	%
Resident fees and services	$249,540	$251,736	$(2,196)	(0.9)%
Less: Property operating expense	149,782	150,450	(668)	(0.4)%
NOI	$99,758	$101,286	$(1,528)	(1.5)%
Total properties as of the period ended	102	102
Average available beds	11,976	11,974
Average occupancy (%)	84.8	87.1
Average monthly revenue per occupied bed	$2,729	$2,680

Resident fees and services

Same store and total resident fees and services decreased $2.2 million. This decrease is primarily attributable to a decrease in average occupancy rates, partially offset by an increase in average rental rates.

Property operating expense

Same store and total property operating expense decreased $0.7 million. This decrease is primarily due to variable expense savings associated with lower occupancy and strong expense management from our operators, partially offset by costs incurred in response to the COVID-19 pandemic.

Segment NOI

Same store NOI and total segment NOI decreased $1.5 million. See above for the variance explanations.

Other Properties

The following table presents same store and total portfolio results as of and for the nine months ended September 30, 2020 and 2019 but excluding properties whose operations were classified as discontinued operations:

	Same Store Portfolio				Total Portfolio
(dollars in thousands, except per bed data)	2020	2019	Change	%	2020	2019	Change	%
Resident fees and services	$—	$—	$—	NM	$—	$3,207	$(3,207)	NM
Rental revenue	4,748	4,748	—	—%	4,748	4,748	—	—%
Less: Property operating expense	—	—	—	NM	—	3,758	(3,758)	NM
NOI	$4,748	$4,748	$—	—%	$4,748	$4,197	$551	13.1%
Total properties as of the period ended	1	1			1	1
Average available beds	463	463			463	742
_______________
NM – Not meaningful

Resident fees and services

Resident fees and services represent residents’ monthly rental and care fees from two managed AL/MC properties. Total resident fees and services decreased $3.2 million due to the sale of these AL/MC assets during the second quarter of 2019.
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

Property operating expense

Property operating expense relates to costs incurred at two managed AL/MC properties. Total property operating expense decreased $3.8 million due to the sale of these AL/MC assets during the second quarter of 2019.

Segment NOI

Total segment NOI increased $0.6 million. See above for the variance explanations.

Same store segment NOI remained relatively unchanged for the comparative periods.

Expenses

Interest expense

Interest expense decreased $11.3 million primarily due to a lower average debt balance in conjunction with lower effective interest rates as a result of debt repayments in conjunction with the AL/MC Portfolio Disposition, lower interest rate on the newly refinanced debt and a decrease in LIBOR for the comparative periods. The weighted average effective interest rates for the nine months ended September 30, 2020 and 2019 were 4.01% and 4.77%, respectively.

Depreciation and amortization

Depreciation and amortization decreased $0.8 million primarily due to certain furniture, fixtures, and equipment becoming fully depreciated as of September 30, 2019.

General and administrative expense

General and administrative expense increased $1.9 million primarily due to additional compensation expense, including the amortization of equity-based compensation granted to officers and employees during the nine months ended September 30, 2020.

Acquisition, transaction and integration expense

Acquisition, transaction and integration expense decreased $1.0 million primarily due to costs associated with the strategic review during the nine months ended September 30, 2019.

Loss on extinguishment of debt

Loss on extinguishment of debt increased $5.5 million. During the nine months ended September 30, 2020, we incurred $5.9 million of loss on extinguishment of debt consisting of $4.5 million of prepayment penalties and a $1.4 million write-off of unamortized deferred financing fees related to debt paid off in conjunction with the AL/MC Portfolio Disposition.

Other expense

Other expense decreased by $0.9 million. This is primarily due to a lower fair value loss on our interest rate caps.

Loss on sale of real estate

During the nine months ended September 30, 2019, we sold two managed AL/MC properties and recognized a loss on sale of $0.1 million.

Litigation proceeds, net

As described in “Note 14 – Commitments and Contingencies” to our consolidated financial statements, on July 31, 2019, the derivative lawsuit, captioned Cummings v. Edens, et al., C.A. No. 13007-VCS was settled and approved by the relevant court. During the nine months ended September 30, 2019, we recorded $38.2 million in litigation proceeds net of a court-approved fee and expense award to plaintiff’s counsel of $14.5 million, as well as $0.3 million in unreimbursed legal fees.

Income tax expense

We are organized and conduct our operations to qualify as a REIT under the requirements of the Code. However, certain of our activities are conducted through our TRS and therefore are subject to federal and state income taxes. Income tax expense was relatively flat during the comparative periods.

Discontinued operations, net

Discontinued operations, net increased $24.0 million primarily due to the sale of 28 AL/MC properties in February 2020 which resulted in a gain on sale of real estate of $20.0 million.

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity needs are to (i) fund operating expenses, (ii) meet debt service requirements, (iii) fund recurring capital expenditures and investment activities, if applicable, and (iv) make distributions to stockholders. As of September 30, 2020, we had approximately $51.7 million in liquidity, consisting of unrestricted cash and cash equivalents. A portion of this amount is held in operating accounts used to fund expenses at our managed properties and, therefore, may not be available for distribution to stockholders.

Our principal sources of liquidity are (i) cash flows from operating activities, (ii) proceeds from financing in the form of debt, and, from time to time, (iii) proceeds from dispositions of assets and (iv) proceeds from the issuance of equity securities. Our cash flows from operating activities are primarily driven by (i) rental revenues and fees received from residents of our managed properties and (ii) rental revenues from the tenant of our triple net lease property, less (iii) operating expenses (primarily property operating expense of our managed properties, general and administrative expenses, professional fees, insurance and taxes) and (iv) interest payments on our debt. Our principal uses of liquidity are the expenses included in cash flows from operating activities, plus capital expenditures, principal payments on debt, and distributions to our stockholders.

We anticipate that our cash on hand, our cash flows provided by operating activities, and cash available to be drawn down from the Revolver will be sufficient to fund our business operations, recurring capital expenditures, principal payments, and the distributions we are required to make to comply with REIT requirements over the next 12 months. Our actual distributions to stockholders have historically been higher than the REIT distribution requirement. The Revolver is an important source of liquidity for us. Our balance drawn under the Revolver fluctuates over time. Shortly after the onset of the pandemic in March 2020 and as a precaution, we borrowed $100.0 million under the Revolver. We paid down $40.0 million of the outstanding balance in May 2020 and the remainder in August 2020 due to the lack of a present need for funds, however, we continue to have access to the Revolver if our needs change in the future. The material terms of the Revolver are discussed in more detail in “Note 8 - Debt, Net” to our consolidated financial statements.

Our cash flows from operating activities, less capital expenditures and principal payments, have historically been less than the amount of distributions to our stockholders. We have in the past funded the shortfall using cash on hand. In light of the impacts of COVID-19, the board of directors reduced our quarterly cash dividend on its common shares for the first quarter of 2020 by 50% to $0.065 per share. The board of directors maintained the same dividend level in the second quarter of 2020, and subsequently on October 28, 2020 also approved a cash dividend on its common shares for the third quarter of 2020 of $0.065 per share. The board of directors believes the dividend reduction in 2020 is the most prudent course of action and it continues to monitor our financial performance and liquidity. The board of directors will continue to re-evaluate the level of future dividends. There can be no assurance that we will pay cash dividends in an amount consistent with prior quarters. Any difference between the amount of any future dividend and the amount of dividends in prior quarters could be material, and there can be no assurance that our board of directors will declare any dividend at all.

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

The expectations set forth above are forward-looking and subject to a number of uncertainties and assumptions, which are described in more detail in our Annual Report on Form 10-K filed with the SEC under “Factors That Could Impact Our Liquidity, Capital Resources and Capital Obligations” and “Risk Factors,” as well as below in “Risk Factors.” If our expectations about our liquidity prove to be incorrect, we could be subject to a shortfall in liquidity in the future, and this shortfall may occur rapidly and with little or no notice, which would limit our ability to address the shortfall on a timely basis.

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

Debt Obligations

Our debt contains various customary financial and other covenants, and in certain cases include a Debt Service Coverage Ratio, Project Yield or Minimum Net Worth, Minimum Consolidated Tangible Net Worth, Adjusted Consolidated EBITDA to Fixed Charges and Liquid Assets provision, as defined in the agreements. As of September 30, 2020, we were in compliance with all such covenants.

Capital Expenditures

For our Managed IL Properties and Other Properties segments, we anticipate that capital expenditures will be funded through operating cash flows from the Managed IL Properties. Capital expenditures, net of insurance proceeds for the Managed IL Properties segment were $6.6 million for the nine months ended September 30, 2020. There were no capital expenditures for the Other Properties segment for the nine months ended September 30, 2020. After the onset of the pandemic in March 2020, we temporarily halted all elective capital expenditure projects and limited projects to those deemed essential. We are currently re-evaluating all capital expenditures and have resumed certain projects that are capable of being completed safely.

With respect to our CCRC under a triple net lease arrangement in the Other Properties segment, the terms of this arrangement require the tenant to fund all necessary capital expenditures in order to maintain and improve the applicable property. To the extent that our tenant is unwilling or unable to fund these capital expenditure obligations under the existing lease arrangement, we may fund capital expenditures with additional borrowings or cash flow from the operations of the senior housing properties. We may also provide corresponding loans or advances to our tenant which would increase the rent payable to us. For further information regarding capital expenditures related to our triple net lease property, see “Contractual Obligations” below and “Note 14 – Commitments and Contingencies” to our consolidated financial statements.

Cash Flows

The following table provides a summary of our cash flows:

	Nine Months Ended September 30,		Increase (Decrease)
(dollars in thousands)	2020	2019	Amount
Net cash provided by (used in)
Operating activities	$33,792	$62,354	$(28,562)
Investing activities	367,172	(7,598)	374,770
Financing activities	(395,423)	(86,253)	(309,170)
Net decrease in cash, cash equivalents and restricted cash	5,541	(31,497)	37,038
Cash, cash equivalents and restricted cash, beginning of period	63,829	92,656	(28,827)
Cash, cash equivalents and restricted cash, end of period	$69,370	$61,159	$8,211

Operating activities

Net cash provided by operating activities was $33.8 million and $62.4 million for the nine months ended September 30, 2020 and 2019, respectively. The period-over-period decrease of $28.6 million was primarily due to litigation proceeds of $38.2 million received in 2019 offset by a one-time termination fee of $10.0 million paid in 2019 to the Former Manager as a result of the Internalization.

Investing activities

Net cash provided by investing activities was $367.2 million and net cash used in investing activities was $7.6 million for the nine months ended September 30, 2020 and 2019, respectively. The period-over-period increase of $374.8 million was due to net proceeds received in February 2020 from the AL/MC Portfolio Disposition of $375.0 million.

Financing activities

Net cash used in financing activities was $395.4 million and $86.3 million for the nine months ended September 30, 2020 and 2019, respectively. The period-over-period increase of $309.2 million was primarily due the repayments of debt in conjunction with the AL/MC Portfolio Disposition and debt refinancings of $576.1 million, offset by proceeds from the 2020 Freddie Financing of $270.0 million.

REIT Compliance Requirements

We are organized and conduct our operations to qualify as a REIT for U.S. federal income tax purposes. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, excluding net capital gains. We intend to pay dividends greater than all of our REIT taxable income to holders of our common stock in 2020, if, and to the extent, authorized by our board of directors. We note that a portion of this requirement may be able to be met in future years with stock dividends, rather than cash distributions, subject to limitations. We expect that our operating cash flows will exceed REIT taxable income due to depreciation and other non-cash deductions in computing REIT taxable income. However, before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service obligations. If we do not have sufficient liquid assets to enable us to satisfy the 90% distribution requirement, or if we decide to retain cash, we may sell assets, issue equity securities or borrow funds to make cash distributions, or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

Income Tax

We are organized and conduct our operations to qualify as a REIT under the requirements of the Code. Currently, certain of our activities are conducted through our TRS and therefore are subject to federal and state income taxes at regular corporate tax rates.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2020, we do not have any off-balance sheet arrangements. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, special purpose or variable interest entities established to facilitate off-balance sheet arrangements. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intend to provide additional funding to any such entities.

CONTRACTUAL OBLIGATIONS

As of September 30, 2020, we had the following material contractual obligations, including estimates of interest payments on our floating rate debt (dollars in thousands):

	Period from October 1, 2020 to December 31, 2020	2021	2022 (D)	2023	2024	Thereafter	Total
Principal payments	$2,037	$9,241	$19,103	$19,817	$24,160	$44,276	$118,634
Balloon payments	—	—	48,419	—	—	1,337,112	1,385,531
Subtotal	2,037	9,241	67,522	19,817	24,160	1,381,388	1,504,165
Redeemable preferred stock	20,000	20,000	—	—	—	—	40,000
Interest & redeemable preferred stock dividend (A)(B)	12,010	46,749	44,080	42,991	42,423	60,144	248,397
Leases	163	649	509	466	235	310	2,332
Total obligations (C)	$34,210	$76,639	$112,111	$63,274	$66,818	$1,441,842	$1,794,894
(A)Estimated interest payments on floating rate debt are calculated using LIBOR rates in effect at September 30, 2020 and may not be indicative of actual payments. Actual payments may vary significantly due to LIBOR fluctuations. See “Note 8 – Debt, Net” to the consolidated financial statements for further information about interest rates.
(B)Includes obligations to pay dividends of $0.6 million in 2020, and $1.2 million in 2021 on the Series A redeemable preferred stock.
(C)Total obligations include an estimate of interest payments on floating rate debt, see Note A above.
(D)The Company has two 1-year extension options to defer the balloon payment; the second extension requires the payment of a nominal extension fee.

In addition to our contractual obligations, we are a party to property management agreements with property managers. See “Note 14 – Commitments and Contingencies” to the consolidated financial statements for information related to our capital improvement and repair commitments.

NON-GAAP FINANCIAL MEASURES

A non-GAAP financial measure is a measure of historical or future financial performance, financial position or cash flows that excludes or includes amounts that are not excluded from or included in the most directly comparable GAAP measure. We consider certain non-GAAP financial measures to be useful supplemental measures of our operating performance for management and investors. GAAP accounting for real estate assets assumes that the value of real estate assets diminishes predictably over time, even though real estate values historically have risen or fallen with market conditions. As a result, many industry investors look to non-GAAP financial measures for supplemental information about real estate companies.

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

The following table sets forth a reconciliation of net income (loss) attributable to common stockholders to FFO, Normalized FFO and Adjusted FFO; adjustments below include amounts related to properties classified as discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Net income (loss) attributable to common stockholders	$(4,355)	$28,244	$(2,373)	$6,268
Depreciation and amortization	16,204	21,041	50,522	62,583
(Gain) Loss on sale of real estate	—	—	(19,992)	122
FFO	11,849	49,285	28,157	68,973
Acquisition, transaction and integration expense	43	616	1,232	1,677
Loss on extinguishment of debt	—	—	9,486	335
Compensation expense related to transition awards	296	291	981	1,432
Litigation proceeds, net	—	(38,226)	—	(38,226)
Other expense (A)	220	23	387	1,468
Normalized FFO	12,408	11,989	40,243	35,659
Straight line rental revenue	(95)	(134)	(337)	(455)
Amortization of equity-based compensation expense	1,408	844	3,941	932
Amortization of deferred financing costs	803	923	2,581	3,228
Amortization of deferred community fees and other	(158)	396	(1,904)	1,363
Adjusted FFO	$14,366	$14,018	$44,524	$40,727
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

The following table sets forth a reconciliation of net income (loss) attributable to common stockholders to Adjusted EBITDA; adjustments below include amounts related to properties classified as discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Net income (loss) attributable to common stockholders	$(4,355)	$28,244	$(2,373)	$6,268
Depreciation and amortization	16,204	21,041	50,522	62,583
Deemed dividend on redeemable preferred stock	605	605	1,802	1,802
(Gain) Loss on sale of real estate	—	—	(19,992)	122
Acquisition, transaction and integration expense	43	616	1,232	1,677
Loss on extinguishment of debt	—	—	9,486	335
Compensation expense related to transition awards	296	291	981	1,432
Litigation proceeds, net	—	(38,226)	—	(38,226)
Other expense (A)	220	23	387	1,468
Amortization of equity-based compensation expense	1,408	844	3,941	932
Interest expense	14,540	22,662	48,401	69,864
Income tax expense	74	44	156	188
Adjusted EBITDA	$29,035	$36,144	$94,543	$108,445
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

Other than critical accounting policies mentioned in “Note 2 – Summary of Significant Accounting Policies” of our consolidated financial statements, there were no material changes to our critical accounting policies disclosed in our Form 10-K for the year ended December 31, 2019.

RECENT ACCOUNTING PRONOUNCEMENTS

See “Note 2 – Summary of Significant Accounting Policies” of our consolidated financial statements for information about recent accounting pronouncements.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates on borrowings under our mortgage loans that are floating rate obligations. These market risks result primarily from changes in LIBOR or prime rates. We continuously monitor our level of floating rate debt with respect to our total debt and other factors, including our assessment of current and future economic conditions.

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

In August 2020, we entered into an interest rate swap with a notional amount of $270.0 million that matures in September 2025 and in May 2019, we entered into an interest rate swap with a notional amount of $350.0 million that matures in May 2022. These swaps effectively convert LIBOR-based floating-rate debt to fixed-rate debt, thus reducing the impact of interest-rate changes on future interest expense. After considering the effect of the interest rate swap, $419.5 million of our floating rate debt with an average coupon rate of 2.53% would be subject to interest rate fluctuations. As a result, a 100 basis point increase in interest rates would increase annual interest expense by $4.2 million. However, a 100 basis point decrease in interest rates would also increase annual interest expense by $1.9 million due to the impact of LIBOR floors included in certain debt agreements.

The table below sets forth the outstanding face amount of our debt subject to LIBOR fluctuations after incorporating the impact of the interest rate swap discussed above, excluding debt associated with assets classified as discontinued operations:

	Outstanding Face Amount
	September 30, 2020	December 31, 2019
Floating Rate	$419,485	$789,036
Fixed Rate	1,084,680	814,680
Total	$1,504,165	$1,603,716

LIBOR is currently expected to be phased out at the end of calendar year 2021. A portion of our debt, which includes certain mortgage loans and our revolving credit facility, is required to pay interest at floating rates based on LIBOR. We also hold derivatives (interest rate swaps) indexed to LIBOR as hedging instruments, as described above. In the event that LIBOR is phased out, the interest rate for our floating rate debt and the swap rate for our interest rate swaps will be based on an alternative floating rate as specified in the applicable debt instrument or agreement, or as otherwise agreed upon between us and our lenders. Certain of our newer loans and financial instruments have alternative LIBOR provisions, which generally give our lenders substantial flexibility in setting alternative rates if and when LIBOR is discontinued. We expect that the provisions of our other debt agreements relating to the calculation of interest will likely be amended, and over the past year we have been working with our lenders in the ordinary course to manage transition efforts to be prepared for this phase-out. We do not know what standard, if any, will replace LIBOR if it is phased out. Currently we cannot estimate the overall impact of the phase-out of LIBOR on our current debt agreements, although it is possible that an alternative variable rate could be higher or more volatile, which could raise our borrowing costs.

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
•    To comply with the 90% distribution requirement applicable to REITs and to avoid income and excise taxes, we must make distributions to our stockholders. Our actual distributions to stockholders have historically been higher than the REIT distribution requirement. Distributions will limit our ability to finance investments and may limit our ability to engage in transactions that are otherwise in the best interests of our stockholders. Although we do not anticipate any inability to satisfy the REIT distribution requirement, from time to time, we may not have sufficient cash or other liquid assets to do so. For example, timing differences between the receipt of income and payment of deductible expenses, on the one hand, and the inclusion of that income and deduction of those expenses in arriving at our taxable income, on the other hand, or non-deductible expenses such as principal amortization or repayments or capital expenditures in excess of non-cash deductions may cause us to fail to have sufficient cash or liquid assets to enable us to satisfy the 90% distribution requirement. In the event that timing differences occur or we decide to retain cash or to distribute such greater amount as may be necessary to avoid income and excise taxation, we may seek to borrow funds, issue additional equity securities, pay taxable stock dividends, distribute other property or securities or engage in a transaction intended to enable us to meet the REIT distribution requirements. Any of these actions may require us to raise additional capital to meet our obligations; however, limitations on our ability to access capital, as described above, could have an adverse effect on our ability to make required payments on our debt obligations, make distributions to our stockholders or make future investments necessary to implement our business strategy. The terms of the instruments governing our existing indebtedness restrict our ability to engage in certain types of these transactions.
•As discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources,” the impacts of the COVID-19 pandemic will affect the Company’s liquidity in various ways, including among other things by further impairing our ability to access the capital markets, by reducing our revenues due to decreased occupancy at our properties and reduced asset values, which over time may limit the borrowing availability under the Revolver.

ITEM 4. CONTROLS AND PROCEDURES

(a)Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

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

ITEM 1A. RISK FACTORS

We are supplementing the risk factors described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 (“Form 10-K”) with the additional risk factor set forth below. This additional risk factor supplements, and to the extent inconsistent, supersedes such risk factors. The matters discussed below should be read in conjunction with the risk factors set forth in the Form 10-K. However, the risks and uncertainties that we face are not limited to those described below and those set forth in the Form 10-K. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business, results of operations and financial condition.

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

Our portfolio consists of independent senior living properties. Accordingly, factors that affect real estate and the senior housing industry will have a more pronounced effect on our portfolio relative to a portfolio of more diversified investments. In particular, because COVID-19 has had disproportionately severe impacts on the health of seniors, we expect to be more significantly affected by COVID-19 than other REITs that focus on different sectors. Although our operators have taken, and are continuing to take, various measures to reduce the risk of transmission of COVID-19 in our properties, including limiting visitor access to our properties and access to common areas within our properties, and we are working proactively with our property managers to monitor their protocols and share best practices for reducing the spread of COVID-19, we can provide no assurance that these measures will be effective in preventing cases of COVID-19 within our properties. Residents and associates at some of our properties have already contracted COVID-19, and we expect to continue to see cases of COVID-19 for the foreseeable future.

COVID-19 and the measures that we have taken in response to combat the virus have already resulted in reduced occupancy rates of our properties, resulting in reduced rental revenue, and we expect occupancy rates will continue to decline for at least the duration of the COVID-19 pandemic due to a reduction in, or in some cases prohibitions on, new tenant move-ins, stricter move-in criteria, lower inquiry volumes, and reduced in-person tours, as well as incidences of COVID-19 outbreaks at our communities or the perception that outbreaks may occur. These outbreaks, which directly affect the lifestyle of our residents as well as the staff at our communities, have and could continue to materially and adversely disrupt operations, even in communities where there is only one or a few confirmed cases of COVID-19. Outbreaks could cause significant reputational harm to us and our operators and could adversely affect demand for senior housing both during and after the pandemic subsides.

Responding to the COVID-19 pandemic has also caused our operators to face material cost increases as a result of the need for the procurement of PPE and other supplies such as packaging necessary for in-room meal deliveries to residents. While to date these costs have largely been offset by variable expense savings associated with lower occupancy and strong expense management from our operators, there is no assurance that this will continue and depending on how the pandemic evolves, there may be other future operating expenses that we may be required to bear, such as costs for testing kits for residents and staff, temperature screening machines, additional cleaning equipment, or new protocols related to the properties. The COVID-19 pandemic has also caused and is likely to continue to cause regulatory changes and, as a result, our industry may face increased regulatory scrutiny. Any changes in the regulatory framework or the intensity or extent of government or private enforcement actions could materially increase operating costs incurred by us or our property managers or tenant for monitoring and reporting compliance.

The COVID-19 pandemic has also caused, and is likely to continue to cause, severe economic, market and other disruptions worldwide, including a significant decline and volatility in equity markets and in asset values more generally. These factors have significantly affected the price of our common stock, which traded as high as $8.35 per share and as low as $1.72 per share since the beginning of 2020. We cannot assure you that conditions in the credit, capital and other financial markets will not continue to deteriorate as a result of the pandemic, or that our ability to obtain financing, including through refinancing our existing indebtedness at the times of maturity, will not become constrained, which could adversely affect the availability and terms of our ability to access equity and debt capital markets, or make future borrowings, renewals or refinancings. In addition, our liquidity may be adversely affected by these factors, reductions in our revenues due to decreased occupancy in our properties and reduced asset values, which over time may limit the borrowing availability under the Revolver. Our residents and tenant are also likely experiencing deteriorating financial conditions as a result of the COVID-19 pandemic and may be unwilling or unable to satisfy their obligations to us on a timely basis, or at all, which may further reduce our revenues and cash flows.

The impact of the COVID-19 pandemic on our managed IL portfolio of communities is direct, because we receive cash flow from the operations of the property (as compared to receiving contractual rent from our third party tenant-operator under our single triple-net lease structure), and we also bear all operational risks and liabilities associated with the operation of these managed properties, other than those arising out of certain actions by our property managers, such as their gross negligence or willful misconduct. Accordingly, we may be directly adversely impacted by increased exposure to our business caused by the pandemic to lawsuits or other legal or regulatory proceedings filed at the same time across multiple jurisdictions, such as professional liability litigation alleging wrongful death or negligence claims related to COVID-19 outbreaks that have occurred or may occur at our properties. These claims may result in significant damage awards and not be indemnified or subject to sufficient insurance coverage. Federal, state, local and industry-initiated efforts may limit us, our property managers’ and our tenant’s liabilities from COVID-19 related quality of care litigation, but the extent of such limitations are uncertain and such liabilities could still be significant. These same factors may also affect our triple net lease tenant and may limit its ability to pay the contractual rent to us when due.

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

In addition, to the extent COVID-19 adversely affects our business, financial condition, and results of operations and economic conditions more generally, it may also have the effect of heightening or increasing the magnitude of many of the other risk factors described in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019. For example, as a result of the COVID-19 pandemic, our cost of insurance related to our properties has increased and may continue to increase, and such insurance may contain exclusions and not cover certain claims related to COVID-19.

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

October 30, 2020