Form 10-K
period 2020-12-31
New Senior Investment Group Inc.
filed 2021-02-25
CIK 1610114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the annual period ended December 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________
Commission File Number: 001-36499

New Senior Investment Group Inc.
(Exact name of registrant as specified in its charter)

Delaware	80-0912734
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

55 West 46th Street, Suite 2204
New York	New York	10036
(Address of principal executive offices)

(646)	822-3700
(Registrant’s telephone number, including area code)
Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class:	Trading Symbol	Name of exchange on which registered:
Common stock, par value $0.01 per share	SNR	New York Stock Exchange (“NYSE”)
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

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐
Smaller reporting company	☐			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the common stock held by non-affiliates as of June 30, 2020 (computed based on the closing price on such date as reported on the NYSE) was approximately $300 million.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.
Common stock, par value $0.01 per share: 82,986,838 shares outstanding as of February 19, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for New Senior’s 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2020, are incorporated by reference in Part III of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of New Senior Investment Group Inc.’s (“New Senior,” the “Company,” “we,” “us” or “our”) investments, the stability of our earnings, and our financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “endeavor,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “will,” “would” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual outcome of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

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
•our dependence on our property managers and tenant to operate our properties successfully and in compliance with the terms of our agreements with them, the terms of our financings and applicable law;
•factors affecting the performance of our properties, such as a decline in occupancy and increases in operating costs (including, but not limited to, the costs of labor, supplies, insurance and property taxes);
•concentration risk with respect to Holiday Retirement (“Holiday”), which, for the year ended December 31, 2020, accounted for 94.8% of total net operating income (“NOI”) from continuing operations;
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

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
FORM 10-K

PART I

ITEM 1. BUSINESS

COMPANY OVERVIEW

We are an internally managed real estate investment trust focused solely on senior housing properties. We hold a geographically diversified portfolio of primarily private pay senior housing properties located across the United States. As of December 31, 2020, our portfolio was comprised of 103 senior housing properties across 36 states, which positions us as one of the largest owners of senior housing properties in the United States.

We are organized and operate as a single reportable segment, Senior Housing Properties. We changed our structure in 2020 and no longer operate in two reportable segments: Managed Independent Living (“IL”) Properties, and Other Properties. Refer to “Note 6 – Segment Reporting” to our consolidated financial statements for additional details.

We were formed as a Delaware limited liability company and wholly owned subsidiary of Drive Shack Inc., formerly Newcastle Investment Corp. (“Drive Shack”), on May 17, 2012. On November 6, 2014, we were spun off from Drive Shack and listed on the NYSE under the symbol “SNR.” We are headquartered in New York, New York.

Through December 31, 2018, we were externally managed and advised by an affiliate of Fortress Investment Group LLC (the “Former Manager”). On November 19, 2018, we entered into definitive agreements with the Former Manager to internalize our management, effective January 1, 2019 (the “Internalization”). In connection with the Internalization, we also entered into a Transition Services Agreement with the Former Manager to continue to provide certain services for a transition period. Following the effectiveness of the Internalization, our board of directors concluded its formal review of strategic alternatives, which the Company initially announced in February 2018.

The majority of our portfolio is managed by some of the largest and most experienced operators in the United States. Currently, our managed properties are managed by affiliates or subsidiaries of each of Holiday Retirement (“Holiday”), Merrill Gardens LLC (“Merrill Gardens”), and Grace Management, Inc. (“Grace”). We also own one continuing care retirement community (“CCRC”) and lease this property under a triple net lease agreement to Watermark Retirement Communities, Inc. (“Watermark”), a healthcare operating company. Holiday is among the top three largest senior housing operators in the United States. The assets in our portfolio are described in more detail below under “Our Portfolio.”

Our investment strategy is focused on acquiring private pay senior housing properties. However, from time to time, we may explore new business opportunities and asset categories as part of our business strategy.

Impact of the COVID-19 Pandemic On Our Business

The novel coronavirus (COVID-19) global pandemic is causing significant disruptions to the U.S. and global economies and has contributed to volatility and negative pressure in financial markets. The outbreak, which became widespread in the U.S. in early 2020, led federal, state and local governments and public health authorities to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders. Some of these measures have persisted into 2021, including in the areas we operate.

As an owner of senior living properties, with a portfolio of 102 IL properties and one CCRC, COVID-19 has impacted, and continues to impact, our business in various ways. Our three property managers and one tenant have all put into place various protocols to address the COVID-19 pandemic at our communities across the U.S. Some of the measures taken at the onset of the pandemic included restrictions on all non-essential visitors (including family), closure of group dining facilities and other common areas, restrictions on resident movements and group activities, as well as enhanced protocols which have required increased labor, property cleaning expenses and costs related to procuring necessary supplies such as meal containers and personal protective equipment (“PPE”). Over the last several months, our managers and tenant have lifted certain restrictions in a phased approach, based on both the status of state and local regulations that affect the property as well as the status of any COVID-19 cases at the property. Lifting restrictions at our properties, particularly restrictions related to onsite visitors, while being done in a measured approach in compliance with all state and local regulations, may contribute to an increase in COVID-19 cases.

COVID-19 has had, and will likely continue to have, an impact on three metrics that are fundamental to our business: occupancy, rental rates and operating expenses. We describe these impacts in more detail throughout “Management's Discussion and Analysis of Financial Condition.”

INVESTMENT ACTIVITY

On February 10, 2020, we completed the sale of all 28 managed assisted living/memory care (“AL/MC”) properties pursuant to a Purchase and Sale Agreement, dated as of October 31, 2019 (the “Sale Agreement”), for a gross sales price of $385.0 million (“AL/MC Portfolio Disposition”). The sale of these properties represented a strategic shift that had a major effect on our operations and financial results. Accordingly, the operations of these properties for the current and prior periods are classified as discontinued operations in the financial statements included in this Annual Report on Form 10-K. Refer to “Note 4 – Discontinued Operations” for additional details.

In conjunction with the AL/MC Portfolio Disposition, we repaid existing loan agreements and entered into a new financing for $270.0 million which is secured by 14 Senior Housing Properties. We also amended our $125.0 million credit facility (the “Revolver”) secured by nine Senior Housing Properties. The maturity of the Revolver has been extended to February 2024, compared to the previous maturity date in December 2021. The Revolver borrowing capacity may be increased from $125.0 million to $500.0 million, subject to customary terms and conditions.

As a result of these refinancing initiatives, our weighted average debt maturity increased from 4.8 years as of December 31, 2019 to 5.3 years as of December 31, 2020. We have no significant near-term debt maturities until 2025.

During 2020, we did not purchase any properties.

SENIOR HOUSING INDUSTRY

Overview

For an overview of the senior housing industry, see “Opportunity to Consolidate Large and Fragmented Industry” and “Attractive Demand - Supply Fundamentals to Drive Organic Growth.”

Following the completion of the AL/MC Portfolio Disposition, we have only one property in our portfolio that has health care components that are licensed by the state and that participates in Medicare and Medicaid. This property is a CCRC, which has independent living, assisting living (“AL”), memory care (“MC”) and skilled nursing facility (“SNF”) care.

Large and Fragmented Industry

We believe there are significant investment opportunities in the U.S. senior housing market driven by three factors: (i) long-term demand growth from significant increases in the senior citizen population, (ii) highly fragmented ownership of senior housing properties among many smaller local and regional owner/operators and (iii) operational improvement opportunities to increase property-level net operating income. We estimate the size of the senior housing industry in the United States to be approximately $350 billion, and, according to the 2020 American Seniors Housing Association 50 Report, approximately 65% of these senior housing facilities are owned by operators with 10 or fewer properties.

Attractive Demand - Supply Fundamentals

We believe that the rapidly growing senior citizen population in the U.S. will result in a substantially increased demand over time for senior housing properties as the baby boomer generation ages, life expectancies lengthen and more health-related services are demanded. The U.S. Census Bureau estimates that the total number of people aged 65 and older is expected to increase from approximately 49.2 million in 2016 to 78.0 million by 2035, with the number of citizens aged 65 and older expected to grow at four times the rate of the overall population by 2035. Healthcare is the largest private-sector industry in the U.S., with healthcare expenditures in the U.S. accounting for approximately 18% of gross domestic product in 2019. According to the Center for Medicare and Medicaid Services (“CMS”), the average annual compounded growth rate for national healthcare expenditures from 2019 through 2028 is expected to be 5.4%. Additionally, senior citizens are the largest consumers of healthcare services. The target age group for our properties is seniors over 70 years old while a typical resident is 80 to 85 years of age. According to CMS, average per capita healthcare expenditures by those 65 years and older continue to be about three times more than the average spent by those 19 to 64 years old. Demand for senior housing is driven both by growth of an aging population and by an increasing array of services and support required by residents. According to the U.S. Census Bureau, the percentage of Americans over 65 years of age seeking assistance with basic and instrumental activities of daily living is 20%, increasing to 27% for Americans over 75 years of age. To address these resident needs, senior housing provides varying and flexible levels of services. While our target population is growing, industry occupancy has been impacted by an elevated level of new supply in recent years. However, the ratio of units under construction to existing inventory has declined for nine consecutive quarters, according to the National Investment Center for Seniors Housing and Care (“NIC”).

Differentiated Strategy Focused on Private Pay Senior Housing

We have generally sought investments in senior housing facilities that have an emphasis on private pay sources of revenue which we believe is more stable and predictable compared to government reimbursed property types. We believe this strategy distinguishes us from our publicly-traded peers. Private pay residents are individuals who are personally obligated to pay the costs of their housing and services without relying significantly on reimbursement payments from Medicaid or Medicare. Sources for these private payments include: (i) pensions, savings and retirement funds; (ii) proceeds from the sale of real estate and personal property; (iii) assistance from residents’ families; and (iv) private insurance. While our investments may have minimal level of revenues related to government reimbursements, we focus on investments with high levels of private pay revenue and, for the year ended December 31, 2020, private pay sources represented 99.8% of the property level revenue from continuing operations derived from the residents at our facilities. Private pay facilities are not subject to governmental rate setting and, accordingly, we believe they provide for more predictable and higher rental rates from residents than facilities primarily reliant on government-funded sources.

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

Attractive, Geographically Diverse Portfolio

We started building our platform in July 2012 and owned 103 properties with a gross real estate value of $2.1 billion as of December 31, 2020. Our portfolio is geographically diverse, with a presence in 36 different states. As of December 31, 2020, we had 102 IL properties and one rental CCRC. All of our IL properties are owned on a managed basis while our CCRC property is leased.

GOVERNMENT REGULATION

Our CCRC and its operations are subject to extensive and complex federal, state and local healthcare laws and regulations relating to fraud and abuse practices, government reimbursement, licensure and certificate of need (“CON”) and similar laws governing the operation of healthcare properties. While the CCRC within our portfolio is subject to varying types of regulatory and licensing requirements, we expect that the healthcare industry, in general, will continue to face increased regulation, enforcement and pressure in the areas of fraud, waste and abuse, cost control, healthcare management and provision of services, among others. In fact, some states have revised and strengthened their regulation of senior housing properties and that trend may continue. In addition, efforts by third-party payors, such as Governmental Programs (as defined below) and private insurance payor organizations (which include insurance companies, health maintenance organizations and other types of health plans/managed care organizations) to impose more stringent controls upon operators are expected to intensify and continue. Changes in applicable federal, state or local laws and regulations and new interpretations of existing laws and regulations could have a material adverse effect on our business.

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

Our CCRC is regulated by state and local laws governing licensure, provision of services, staffing requirements and other operational matters. Owners and/or operators of certain senior housing properties, are required to be licensed or certified by the state in which they operate. In granting and renewing such licenses, the state regulatory agencies consider numerous factors relating to a property’s physical plant and operations, including, but not limited to, admission and discharge standards, staffing and training. A decision to grant or renew a license may also be affected by a property’s record with respect to licensure compliance, patient and consumer rights, medication guidelines and other regulations. Certain states require additional licensure and impose additional staffing and other operational standards in order for a property to provide higher levels of assisted living services. Senior housing properties may also be subject to state and/or local building, zoning, fire and food service laws before licensing or certification may be granted. Senior housing properties may also be subject to additional building code requires under the licensing process such as the National Fire Protection Association Life Safety Code and these components may be more restrictive than local residential building codes. Our CCRC may also be affected by changes in accreditation standards or procedures of accreditation bodies that are recognized by states or a Governmental Program in the licensure or certification process.

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

The level of assisted living Medicaid reimbursement varies from state to state. Thus, the revenues generated by our CCRC may be adversely affected by payor mix, acuity level, changes in Medicaid eligibility and reimbursement levels. In addition, a state could lose its Medicaid waiver and no longer be permitted to utilize Medicaid dollars to reimburse for assisted living services. Such changes in revenues could in turn have a material adverse effect on our business. Many states are now reimbursing providers of long term care services, which includes SNFs, through mandatory Medicaid Managed Care Organizations (“MMCOs”). These arrangements may result in an increase in denied claims and/or reduced Medicaid rates as a result of contracting pressures.

A significant portion of the revenues received by our CCRC is from self-pay residents. The remaining revenue source is primarily Medicare and Medicaid under certain federal waiver programs. As a part of the Omnibus Budget Reconciliation Act of 1981 (“OBRA”), Congress established a waiver program enabling some states to offer Medicaid reimbursement to assisted living providers as an alternative to institutional long-term care services. The provisions of OBRA and subsequent federal enactments permit states to seek a waiver from typical Medicaid requirements to develop cost-effective alternatives to long-term care, including Medicaid payments for assisted living and, in some instances, including payment for such services through Governmental Program Payors. There can be no guarantee that a state Medicaid program operating pursuant to a waiver will be able to maintain its waiver status that funding levels will not decrease or that eligibility requirements will not change.

Rates paid by self-pay residents of properties within our managed properties are determined in accordance with applicable provisions of the management agreements entered into with our property managers, and are impacted by local market conditions and operating costs. Rates paid by self-pay residents of our triple net lease property are determined by the tenant.

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

In the ordinary course of business, our CCRC has been and is subject regularly to inspections, inquiries, investigations and audits by state agencies that oversee applicable laws and regulations. State licensure laws and, where applicable, Governmental Program certification, require license renewals and compliance surveys on an annual or bi-annual basis. The failure of our CCRC to maintain or renew any required license or regulatory approval, as well as the failure of our managers to correct serious deficiencies identified in a compliance survey, could result in the suspension of operations at a property. In addition, if our CCRC, where applicable, is found to be out of compliance with Governmental Program conditions of participation, the property’s manager may be excluded from participating in those Governmental Programs. Any such occurrence may impair the ability of a property manager to meet its obligations. If we have to replace a property manager, our ability to do so may be affected by the federal and state regulations governing such changes. This may result in payment delays, an inability to find a replacement property manager or other difficulties. Unannounced surveys or inspections of a property may occur annually or bi-annually or following a regulator’s receipt of a complaint regarding the property. From time-to-time, our properties receive deficiency reports from state regulatory bodies resulting from such inspections or surveys. Most deficiencies are resolved through a plan of corrective action relating to the property’s operations but, whether the deficiencies are cured or not, the applicable governmental authority typically has the authority to take further action against a licensee. Such an action could result in the imposition of fines, imposition of a provisional or conditional license, suspension or revocation of a license or Governmental Program participation, suspension or denial of admissions or imposition of other sanctions, including criminal penalties. The imposition of such sanctions may adversely affect our business.

SNF, CCRCs and properties participating in Medicaid waiver programs (collectively, “Licensed Healthcare Properties”) that participate in Governmental Programs are subject to numerous federal, state and local laws, including implementing regulations and applicable governmental guidance that govern the operational, financial and other arrangements that may be entered into by healthcare properties and other providers. Certain of these laws prohibit direct or indirect payments of any kind for the purpose of inducing or encouraging the referral of patients for medical products or services reimbursable by Governmental Programs. All healthcare providers, including, but not limited to, assisted living properties and SNFs that participate in Governmental Programs, are also subject to the Federal Anti-Kickback Statute, a criminal statute which generally prohibits persons from offering, providing, soliciting or receiving remuneration to induce either the referral of an individual or the furnishing of a good or service for which payment may be made under a federal Governmental Program. SNFs and certain other types of healthcare properties and providers are also subject to the Federal Ethics in Patient Referral Act of 1989, commonly referred to as the “Stark Law.” The Stark Law generally prohibits the submission of claims to Medicare for payment if the claim results from a physician referral for certain designated services and the physician has a financial relationship with the health service provider that does not qualify under one of the exceptions for a financial relationship under the Stark Law. Many states have similar prohibitions on physician self-referrals and submission of claims which are applicable to all payor sources, including state Medicaid programs.

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

OUR PORTFOLIO

The key characteristics of our senior housing portfolio, excluding properties classified as discontinued operations, are set forth in the tables below (dollars in thousands):

			As of December 31,		Year Ended December 31,
Year	Number of Communities	Number of Beds	Real Estate Investments, at Cost (A)	Real Estate Investment per Bed	Total Revenues (B)	Number of States
2020	103	12,438	$2,125,648	$171	$336,281	36
2019	103	12,439	2,112,321	170	345,903	36
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

Former AL/MC Properties: Prior to the AL/MC Portfolio Disposition, we also focused on AL/MC properties, which are state-regulated rental properties that provide the same services as IL properties and additionally have staff to provide residents assistance with activities of daily living, such as management of medications, bathing, dressing, toileting, ambulating and eating. AL/MC properties may include memory care properties that specifically provide care for individuals with Alzheimer’s disease and other forms of dementia or memory loss. The average age of an AL/MC resident is similar to that of an IL resident, but AL/MC residents typically have greater healthcare needs. Residents are typically charged all-inclusive monthly rates for IL services and additional “care charges” for AL/MC services, which vary depending on the types of services required. AL/MC properties are generally private pay, although many states will allow residents to cover a portion of the cost with Medicaid.

Operating Model

Our current operating model is focused on Managed Properties and our Triple Net Lease Property.

Managed Properties: We have entered into long-term property management agreements for our managed properties with Holiday, Merrill Gardens, and Grace. Our property management agreements have initial five-year or 10-year terms, with successive, automatic one-year renewal periods. We pay property management fees of 4.5% to 5.0% of effective gross income pursuant to our property management agreements and, in some cases, the property managers are eligible to earn an incentive fee based on operating performance. As the owner of the Managed Properties, we are responsible for the properties’ operating costs, including maintenance, utilities, taxes, insurance, repairs, capital improvements and the payroll expense of property-level employees. The payroll expense is structured as a reimbursement to the property manager, who is the employer of record. We have various rights as the property owner under our property management agreements, including rights to set budget guidelines and to terminate and exercise remedies under those agreements as provided therein. However, we rely on our property managers’ personnel, expertise, technical accounting resources and information systems, proprietary information, good faith and judgment to manage our senior housing operations efficiently and effectively. We also rely on our property managers to otherwise operate our properties in compliance with the terms of the management agreements, although we have various rights as the property owner to terminate and exercise remedies under the management agreements.

Triple Net Lease Property: We own one CCRC that is leased to the tenant pursuant to a triple net lease. Our triple net lease arrangement has an initial term of approximately 15 years and includes renewal options and annual rent increases ranging from 2.75% to 3.25%. Under the triple net lease, the tenant is typically responsible for (i) operating its portion of the portfolio and bearing the related costs, including maintenance, utilities, taxes, insurance, repairs, capital improvements, and the payroll expense of property-level employees, and (ii) complying with the terms of the mortgage financing documents.

Prior to 2019, we had additional triple net lease agreements with affiliates of Holiday. On May 9, 2018, we entered into a lease termination agreement to terminate our triple net leases with affiliates of Holiday relating to 51 IL properties (the “Holiday Portfolio”). The lease termination was effective May 14, 2018 (the “Lease Termination”). Concurrently with the Lease Termination, we entered into property management agreements with Holiday to manage the properties in the Holiday Portfolio following the Lease Termination in exchange for a property management fee. As a result, such properties are now included in the Managed Properties operating model. Refer to “Note 3 – Lease Termination” to our consolidated financial statements for additional details.

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

We employ leverage as part of our investment strategy. We do not have a predetermined target debt to equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality of those assets. We utilize leverage for the sole purpose of financing our portfolio and not for the purpose of speculating on changes in interest rates. We strive to maintain our financial strength and invest profitably by actively managing our leverage, optimizing our capital structure and developing our access to multiple sources of liquidity. Historically, we have relied primarily on non-recourse U.S. government agency financing to finance a portion of our real estate investments. We may, over time, seek access to additional sources of liquidity, including revolving credit agreements, bank debt, the unsecured public debt and equity markets. Generally, we attempt to match the long-term duration of our investments in senior housing properties with staggered maturities of long-term debt and equity. As of December 31, 2020, 69.2% of our consolidated debt was variable rate debt.

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

SEASONALITY

There are slight seasonal impacts in our business, with move-in volumes generally being slightly stronger in the summer months and lower in the colder winter months, and utility costs generally being higher in the first and third quarters of each year due to colder temperature and warmer temperatures, respectively. These seasonal impacts have been affected by the COVID-19 pandemic, which among other things suppressed move-in volumes throughout the year due to restrictions and protocols in place. Refer to “Item 1. "Business- Impact of the COVID-19 Pandemic On Our Business" of this Annual Report Form 10-K for additional details.

EMPLOYEES AND HUMAN CAPITAL

As of December 31, 2020, we had 17 full-time employees and an eight-member Board of Directors with a diverse mix of women and men in management, leadership, and board positions. We strive to maintain a workplace that is free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression or any other status protected by law. We conduct annual trainings to prevent harassment and discrimination and monitor employee conduct year-round.

We believe that our employees are fairly compensated, without regard to gender, race and ethnicity, and recognized appropriately for outstanding performance. Our compensation program is designed to attract and retain talent. We continually assess and strive to enhance employee satisfaction and engagement. Our employees are offered opportunities to participate in professional development programs at the Company’s expense.

Prior to the Internalization, we did not have any employees. Our officers and other individuals who provided services to us prior to the Internalization were employed by the Former Manager. In connection with the Internalization, we hired 16 of the 17 employees who had supported our business while employed by the Former Manager, including two of our executive officers.

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

EXECUTIVE OFFICERS OF THE REGISTRANT
The current executive officers of the Company, as of February 1, 2021, are listed below.

Name	Age	Current Position
Susan Givens	44	Chief Executive Officer
Lori B. Marino	46	Executive Vice President, General Counsel and Corporate Secretary
Bhairav Patel	42	Executive Vice President of Finance and Accounting and Interim Chief Financial Officer

Susan Givens was appointed Chief Executive Officer and a director of the Company in October 2014, which included serving as the Chief Executive Officer of the Company while the Company was externally managed by the Former Manager from 2014 through the Internalization. Ms. Givens has nearly 20 years of private equity, capital markets, mergers and acquisitions, general management and finance experience. Prior to her current appointment, Ms. Givens was a Managing Director in the Private Equity group at the Former Manager, where she served from 2001 to 2014. While at the Former Manager she also served as the Chief Financial Officer and Treasurer of New Residential Investment Corp., and was responsible for various real estate, healthcare, financial services, infrastructure and leisure investments during her tenure. In addition, Ms. Givens was also responsible for overseeing equity capital markets transactions in the Former Manager’s Private Equity group. Prior to joining the Former Manager, she held various private equity and investment banking roles at Seaport Capital and Deutsche Bank in New York and London. Ms. Givens is a member of the 2021 Executive Board of the National Association of Real Estate Investment Trusts (NAREIT). She is also a member of The Real Estate Roundtable.

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

Bhairav Patel has served as the Executive Vice President of Finance and Accounting since January 2019 and as the interim Chief Financial Officer since October 2019. Mr. Patel previously served as a Managing Director at the Former Manager from 2014 to 2018. Mr. Patel joined the Former Manager in 2007 and has served in various capacities within the corporate accounting and finance divisions, including as head of the Former Manager’s financial planning and analysis group. Prior to joining the Former Manager, Mr. Patel served as an accounting manager at GSC Group, a credit-based alternative investment manager. Mr. Patel is also a Certified Public Accountant (inactive).

ITEM 1A. RISK FACTORS

You should carefully consider the following risks and other information in this Annual Report on Form 10-K in evaluating us and our common stock. Any of the following risks, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition. The risk factors generally have been separated into the following groups: risks related to our business, risks related to our taxation as a REIT and risks related to our common stock. However, these categories do overlap and should not be considered exclusive.

RISK FACTORS SUMMARY
The following is a summary of the principal risks that could adversely affect our business, operations, and financial results.

Risks related to our business

•The COVID-19 pandemic and measures intended to prevent its spread have had, and may continue to have, a material adverse effect on our business, results of operations, financial condition and liquidity, as well as on the price of our common stock, and may heighten or increase the magnitude of the other risks we face.
•Our investments are concentrated in senior housing real estate, and in certain geographic areas.
•Covenants in our debt instruments limit our operational flexibility (including our ability to sell assets) and breaches of these covenants could materially adversely affect our business, results of operations and financial condition.
•We may be unable to obtain financing on favorable terms, if at all, which may impede our ability to grow or to make distributions to our stockholders.
•Return on our investments and our ability to distribute cash may be affected by our use of leverage.
•We rely on a limited number of operators and are subject to manager concentration risk.
•We may not be able to complete new investments, and the investments we do complete may not be successful.
•Real estate investments are relatively illiquid.
•We are dependent on our operators for the performance of our assets, and, as a REIT, we are not able to operate certain types of managed properties.
•Various factors can result in our managed properties performing poorly, such as weak occupancy or increased expenses.
•We and our operators rely on information technology in our operations, and any material failure, inadequacy, interruption or breach of that technology could harm our business.
•Our property managers and our tenant may be faced with significant potential litigation and rising insurance costs that may affect their ability to obtain and maintain adequate liability and other insurance and, in the case of our triple net lease property, our tenant’s ability to pay its lease payments and generally to fulfill its insurance and indemnification obligations to us.
•Our operators may fail to comply with laws relating to the operation of our properties, which may have a material adverse effect on the ability of our tenant to provide services and pay us rent and adversely affect the profitability of our managed properties and the value of our properties.
•Senior housing and healthcare properties are at greater risk for civil lawsuits.
•We may not be able to attract and retain management and other key employees.
•Competition may affect our operators’ ability to meet their obligations to us.
•Overbuilding in markets in which our senior housing properties are located could adversely affect our future occupancy rates, operating margins and profitability.
•Tenants may be unable or unwilling to satisfy their lease obligations to us, and there can be no assurance that the applicable guarantor of our lease will be able to cover any shortfall or maintain compliance with applicable financial covenants, which may have a material adverse effect on our financial condition, cash flows, results of operations and liquidity.
•We could incur substantial liabilities and costs from potential environmental disputes.

Risks related to our Licensed Healthcare Properties

•Our current Licensed Healthcare Properties and any that we might buy in the future are subject to extensive regulations. Failure to comply, or allegations of failing to comply, could have a material adverse effect on us.
•Transfers of healthcare properties may require regulatory approvals, and these properties may not have efficient alternative uses.
•Changes in reimbursement rates, payment rates or methods of payment from government and other third-party payors, including Medicaid and Medicare, could have a material adverse effect on us and our operators.

Risks related to our taxation as a REIT

•Our failure to qualify as a REIT would result in higher taxes and reduced cash available for distribution to our stockholders.
•Drive Shack’s failure to qualify as a REIT could cause us to lose our REIT status.
•Our failure to continue to qualify as a REIT would cause our stock to be delisted from the NYSE.
•Qualifying as a REIT involves highly technical and complex provisions of the Code.
•Dividends payable by REITs do not qualify for the reduced tax rates available for some “qualified dividends.”
•We may be unable to pay sufficient distributions to our stockholders to satisfy the REIT distribution requirements, and such requirements could adversely affect our liquidity and our ability to execute our business plan.
•The stock ownership limit imposed by the Code on REITs and our certificate of incorporation may inhibit market activity in our stock and restrict our business combination opportunities.
•Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.
•Complying with REIT requirements may negatively impact our investment returns or cause us to forgo otherwise attractive opportunities, liquidate assets or contribute assets to the taxable REIT subsidiary ("TRS").
•Complying with the REIT requirements may limit our ability to hedge effectively.
•Distributions to tax-exempt investors may be classified as unrelated business taxable income.
•The tax on prohibited transactions will limit our ability to engage in certain transactions which could be treated as prohibited transactions for U.S. federal income tax purposes.
•Liquidation of assets may jeopardize our REIT qualification or create additional tax liability for us.
•The lease of our properties to a TRS is subject to special requirements.
•Changes to U.S. federal income tax laws could materially and adversely affect us and our stockholders.

Risks related to our common stock

•We have not established a minimum distribution payment level, and may be unable to pay distributions in the future.
•The market for our stock may not provide you with adequate liquidity, which may make it difficult for you to sell the common stock when you want or at prices you find attractive.
•Your percentage ownership in our Company may be diluted in the future.
•Our outstanding Redeemable Series A Preferred stock and any debt, equity or equity-related securities, that we may issue in the future may negatively affect the market price of our common stock.
•We may in the future choose to pay dividends in our own stock, in which case you could be required to pay income taxes in excess of the cash dividends you receive.
•An increase in market interest rates may have an adverse effect on the market price of our common stock.
•Provisions in our certificate of incorporation and bylaws and of Delaware law may prevent or delay an acquisition of our company, which could decrease the trading price of our common stock.

RISKS RELATED TO OUR BUSINESS

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

Our portfolio consists entirely of independent senior living properties. Accordingly, factors that affect real estate and the senior housing industry will have a more pronounced effect on our portfolio relative to a portfolio of more diversified investments. In particular, because COVID-19 has had disproportionately severe impacts on the health of seniors, we expect to be more significantly affected by COVID-19 than other REITs that focus on different sectors. Although our operators have taken, and are continuing to take, various measures to reduce the risk of transmission of COVID-19 in our properties, including limiting visitor access to our properties and access to common areas within our properties, and we are working proactively with our property managers to monitor their protocols and share best practices for reducing the spread of COVID-19, we can provide no assurance that these measures will be effective in preventing cases of COVID-19 within our properties. Residents and associates at some of our properties have already contracted COVID-19, and we expect to continue to see cases of COVID-19 for the foreseeable future.

COVID-19 and the measures that we have taken in response to combat the virus have resulted in reduced occupancy rates of our properties, resulting in reduced rental revenue, and we expect occupancy rates will continue to be depressed for at least the duration of the COVID-19 pandemic due to a reduction in, or in some cases prohibitions on, new tenant move-ins, stricter move-in criteria, lower inquiry volumes, and reduced in-person tours, as well as incidences of COVID-19 outbreaks at our communities or the perception that outbreaks may occur. These outbreaks, which directly affect the lifestyle of our residents as well as the staff at our communities, have and could continue to materially and adversely disrupt operations, even in communities where there is only one or a few confirmed cases of COVID-19. Outbreaks also could cause significant reputational harm to us and our operators and could adversely affect demand for senior housing both during the pandemic and after the pandemic subsides.

Responding to the COVID-19 pandemic also has caused our operators to face material cost increases as a result of the need for the procurement of PPE and other supplies such as packaging necessary for in-room meal deliveries to residents. While to date these costs have largely been offset by variable expense savings associated with lower occupancy and strong expense management from our operators, we can provide no assurance that this will continue and depending on how the pandemic evolves, there may be other future operating expenses that we may be required to bear, such as costs for testing kits for residents and staff, temperature screening machines, additional cleaning equipment, or new protocols related to the properties. The COVID-19 pandemic has also caused and is likely to continue to cause regulatory changes and, as a result, our industry may face increased regulatory scrutiny. Any changes in the regulatory framework or the intensity or extent of government or private enforcement actions could materially increase operating costs incurred by us or our property managers or tenant for monitoring and reporting compliance.

The COVID-19 pandemic has also caused, and is likely to continue to cause, severe economic, market and other disruptions worldwide, including a significant decline and volatility in equity markets and in asset values more generally. These factors have significantly affected the price of our common stock, which traded as high as $8.35 per share and as low as $1.72 per share during the year ended December 31, 2020. We cannot assure you that conditions in the credit, capital and other financial markets will not continue to deteriorate as a result of the pandemic, or that our ability to obtain financing, including through refinancing our existing indebtedness at the times of maturity, will not become constrained, which could adversely affect the availability and terms of our ability to access equity and debt capital markets, or make future borrowings, renewals or refinancings. In addition, our liquidity may be adversely affected by these factors, reductions in our revenues due to decreased occupancy in our properties and reduced asset values, which over time may limit the borrowing availability under the Revolver. Our residents and tenant are also likely experiencing deteriorating financial conditions as a result of the COVID-19 pandemic and may be unwilling or unable to satisfy their obligations to us on a timely basis, or at all, which may further reduce our revenues and cash flows.

The impact of the COVID-19 pandemic on our managed portfolio of communities is direct, because we receive cash flow from the operations of the property (as compared to receiving contractual rent from our third party tenant-operator under our single triple-net lease structure), and we also bear all operational risks and liabilities associated with the operation of these managed properties, other than those arising out of certain actions by our property managers, such as their gross negligence or willful misconduct. Accordingly, we may be directly adversely impacted by increased exposure to our business caused by the pandemic to lawsuits or other legal or regulatory proceedings filed at the same time across multiple jurisdictions, such as professional liability litigation alleging wrongful death or negligence claims related to COVID-19 outbreaks that have occurred or may occur at our properties. These claims may result in significant damage awards and not be indemnified or subject to sufficient insurance coverage. Federal, state, local and industry-initiated efforts may limit us, our property managers’ and our tenant’s liabilities from COVID-19 related quality of care litigation, but the extent of such limitations are uncertain and such liabilities could still be significant. These same factors may also affect our triple net lease tenant and may limit its ability to pay the contractual rent to us when due.

The extent of the COVID-19 pandemic’s effect on our business, operational, financial performance and liquidity will depend on future developments, including the duration, spread, intensity and recurrence of the pandemic, health and safety actions taken to contain its spread, the timing, availability, continuing efficacy and public usage and acceptance of vaccines, and how quickly and to what extent normal economic and operating conditions can resume within the markets in which we operate, each of which is highly uncertain and very difficult to predict at this time. Even after the COVID-19 pandemic subsides, we may continue to experience adverse impacts to our business and financial results as a result of its global economic impact, including any economic downturn or recession that may occur in the future. The adverse impact of the COVID-19 pandemic on our business, results of operations, financial condition, cash flows and stock price could be material.

In addition, to the extent COVID-19 adversely affects our business, financial condition, and results of operations and economic conditions more generally, it may also have the effect of heightening or increasing the magnitude of many of the other risk factors described herein.

Our investments are concentrated in senior housing real estate, and in certain geographic areas.

Our investments are concentrated solely in the senior housing sector. Any factors that affect real estate and the senior housing industry will have a more pronounced effect on our portfolio relative to a portfolio of more diversified investments. In addition, the geographic concentration of our assets in certain states may result in losses due to our significant exposure to the effects of economic and real estate conditions in those markets. The geographic location of our properties and the percentage of total revenues by geographic location are set forth under Item 1. "Business-Our Portfolio" of this Annual Report Form 10-K. As a result of this concentration, a material portion of our portfolios are significantly exposed to the effects of economic and real estate conditions in those particular markets, such as the supply of competing properties, home prices, income levels, the financial condition of our tenant, and general levels of employment and economic activity. To the extent that weak economic or real estate conditions affect markets in which we have a significant presence more severely than other areas of the country, our financial performance could be negatively impacted. Some or all of these properties could be affected if these regions experience severe weather or natural disasters; including as a result of climate change, delays in obtaining regulatory approvals; delays or decreases in the availability of personnel or services; and/or changes in the regulatory, political or fiscal environment.

Covenants in our debt instruments limit our operational flexibility (including our ability to sell assets) and impose requirements on our operators, and breaches of these covenants could materially adversely affect our business, results of operations and financial condition.

The terms of our financings require us to comply with a number of customary financial and other covenants, minimum tangible net worth requirements, REIT status and certain levels of debt service coverage. Our continued ability to conduct business is subject to compliance with these financial and other covenants, which limit our operational flexibility and depend on the compliance of our tenant with the terms of the applicable lease. The terms of the financings of our leased asset generally treat an event of default by the tenant or guarantor under the related lease and guaranty as an event of default under the financing. Therefore, our ability to comply with certain terms of our financings depends on the actions and operating results of our tenant and guarantor, which is outside of our control.

Mortgages and other loan documents for financings secured by our properties contain customary covenants such as those that limit or restrict our ability, without the consent of the lender, to further encumber or sell the applicable properties, or to replace the applicable tenant or operator. Breaches of certain covenants may result in defaults under the mortgages and other loan documents for financings secured by our properties and cross-defaults under certain of our other indebtedness, even if we satisfy our payment obligations to the respective obligee. Covenants that limit our operational flexibility as well as defaults resulting from the breach of any of these covenants could materially adversely affect our business, results of operations and financial condition. A failure to comply with the terms of our financings could result in the acceleration of the requirement to repay all or a portion of our outstanding indebtedness. In addition, the terms of our financings may prohibit or limit our ability to amend or terminate our triple net lease if we desired to do so, including in situations where our tenant and guarantor may not have the resources to make payments under the terms of the lease or guaranty, respectively.

If we are unable to obtain financing on favorable terms, it may impede our ability to grow or to make distributions to our stockholders.

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

All of our managed properties are subject to management agreements with three operators: Holiday, Merrill Gardens and Grace. However, Holiday is our most significant operator, serving as the manager of 98 of our 102 managed properties and representing 99.3% of the NOI from our managed properties as of December 31, 2020.

The risks of relying so significantly on one operator is that we rely upon its personnel, expertise, technical resources and information systems, compliance procedures and programs, proprietary information, good faith and judgment to manage our senior housing operations efficiently and effectively (see “We are dependent on our operators for the performance of our assets, and, as a REIT, we are not able to operate certain types of managed properties.”). Any failure, inability or unwillingness on the part of our property managers to satisfy their respective obligations under our management agreements, or any change of control, acquisition, wind down or other change in the business operations of our property managers, or adverse developments in our property managers’ business and affairs or financial condition that impacts or impairs their ability to manage our properties efficiently and effectively and in compliance with applicable laws, could have a material adverse effect on our business, results of operations or financial condition.

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

We might never realize the anticipated benefits of the investments we do complete. We might encounter unanticipated difficulties and expenditures relating to any investments. We may not be able to consummate attractive acquisition opportunities because of market conditions, liquidity constraints, regulatory reasons or other factors. The current low interest rate environment may create difficulties for sourcing new investments, for instance by driving sales prices up. Furthermore, notwithstanding pre-acquisition due diligence, newly acquired properties might require significant management attention or may have unexpected issues. For example, we could acquire a property that contains undisclosed defects in design or construction. In addition, after our acquisition of a property, the market in which the acquired property is located may experience unexpected changes that adversely affect the property’s value. The occupancy of properties that we acquire may decline during our ownership, and rents or returns that are in effect or expected at the time a property is acquired may decline. Also, our operating costs for acquired properties may be higher than we anticipate, acquisitions of properties may not yield the returns we expect and, if financed using debt or new equity issuances, may result in stockholder dilution. For these reasons, among others, any acquisitions of additional properties may adversely affect our business, results of operations or financial condition.

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

We are dependent on our operators for the performance of our assets.

During the year ended December 31, 2020, 95.4% of our NOI from continuing operations was attributable to our managed portfolio. We have engaged third parties to operate all of our managed assets on our behalf. The income generated by our managed properties depends on the ability of our property managers to successfully manage these properties, which is a complex task. Although we have various rights pursuant to our property management agreements, we rely upon our property managers’ personnel, expertise, technical resources and information systems, compliance procedures and programs, proprietary information, good faith and judgment to manage our senior housing operations efficiently and effectively. We also rely on our property managers to set appropriate resident fees, to provide accurate property-level financial results for our properties in a timely manner and to otherwise operate our senior housing properties in compliance with the terms of our property management agreements and all applicable laws and regulations. We rely on our property managers to attract and retain skilled management personnel and property level personnel who are responsible for the day-to-day operations of our properties. We have various rights as the property owner under our property management agreements, including various rights to set budget guidelines and to terminate and exercise remedies under those agreements as provided therein. A failure to effectively manage property operating expense, including, without limitation, labor costs and resident referral fees, or significant changes in our property managers’ ability to manage our properties efficiently and effectively, could adversely affect the income we receive from our properties and have a material adverse effect on us. Any failure, inability or unwillingness on the part of our property managers to satisfy their respective obligations under our management agreements, or any change of control, acquisition, wind down or other change in the business operations of our property managers, or adverse developments in our property managers’ business and affairs or financial condition that impacts or impairs their ability to manage our properties efficiently and effectively and in compliance with applicable laws, could have a material adverse effect on our business, results of operations or financial condition.

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

Property-level insurance coverage, in particular property and casualty insurance and general and professional liability insurance, is also a significant expense for us and is managed for us by our property managers. We have seen significant increases in costs in recent years, due to claims data and a general tightening of the insurance markets and in 2020 due to concerns related to COVID-19, and the failure by or inability of our property managers to control the rising costs of insurance could have a material adverse effect on our business, financial condition and results of operations.

We and our operators rely on information technology in our operations, and any material failure, inadequacy, interruption or breach of that technology could harm our business.

We and our operators rely on information technology networks and systems to process, transmit and store electronic information and to manage or support a variety of our business processes, including financial transactions and maintenance of records, which may include personal identifying information of the residents at our properties. We and our operators rely on commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing this confidential information, such as individually identifiable information relating to financial accounts. Although we and our operators have taken steps to protect the security of the data maintained in our information systems, it is possible that such security measures will not be able to prevent the systems’ improper functioning, or the improper disclosure of personally identifiable information such as in the event of cyber-attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. We and our operators employ a number of measures to prevent, detect and mitigate these threats; however, there is no guarantee such efforts will be successful in preventing or promptly detecting a cyber-attack. A cybersecurity attack could compromise the confidential information of our employees, our tenant, our vendors and the residents. A successful attack could disrupt and otherwise adversely affect our business operations and financial prospects, damage our reputation and involve significant legal and/or financial liabilities and penalties, including through lawsuits by third-parties. A cybersecurity attack could trigger mandatory self-reporting to the federal Office of Civil Rights with the Department of Health and Human Services and could result in civil fines under the Health Insurance Portability and Accountability Act (“HIPAA”). Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could materially and adversely affect our business, financial condition and results of operations.

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

The failure to comply with laws relating to the operation of our properties may result in increased expenditures, litigation or otherwise have a material adverse effect on our business, including on the ability of our tenant to provide services, pay us rent, the profitability of our managed properties and the value of our properties.

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

The management of infectious medical waste, as well as certain other hazardous or toxic substances, including handling, storage, transportation, treatment and disposal, is also subject to regulation under various laws, including federal, state and local environmental laws. Further, the presence of asbestos-based materials, mold, lead-based paint, contaminants in drinking water, radon and/or other substances at any of the communities we own or may acquire may lead to the incurrence of costs for remediation, mitigation or the implementation of an operations and maintenance plan. For instance, building owners and those exercising control over a building’s management are sometimes required to identify and warn employees and other employers operating in the building of risks associated with the known or potential asbestos-containing materials. Environmental laws also govern the removal, encapsulation, disturbance, handling and/or disposal of asbestos-containing materials and potential asbestos-containing materials when such materials are in poor condition or in the event of construction, remodeling, renovation, or demolition of a building. Such laws may impose additional costs or liability for improper handling of such materials or a release to the environment, and third parties alleging exposure to such materials may seek recovery from owners or operators of real estate for personal injury.

While we are not aware of material non-compliance with or liabilities under environmental laws associated with our properties or operations, including related to infectious medical waste, hazardous or toxic substances, asbestos, mold, lead-based paint, contaminants in drinking water, radon and/or other substances at our senior housing properties, these environmental laws are amended from time to time and we cannot predict when and to what extent liability or the need to incur additional capital or operational costs may arise. In addition, because these environmental laws vary from jurisdiction to jurisdiction, expansion of our operations to locations where we do not currently operate may subject us to additional restrictions on the manner in which we operate our senior housing properties. If we or our operators fail to comply with applicable federal, state or local standards, we or they could be subject to civil sanctions and criminal penalties, which could materially and adversely affect our business, financial condition and results of operations.

Senior housing and healthcare properties are at greater risk for lawsuits involving negligent care and breach of duty.

Senior housing and healthcare properties are at greater risk for lawsuits alleging negligent care and/or breach of duty due to the oversight and care services provided. These suits can be costly to defend and can negatively impact the reputation of a community, which in turn can have a negative impact on occupancy and operations. Judgements can be significant and could affect our property managers’ and our tenant’s ability to satisfy their obligations to us. If any of our property managers or our tenant becomes unable to operate our properties, or if our tenant becomes unable to pay its rent because of a judgement, we may experience difficulty in finding a substitute tenant or property manager or selling the affected property for a fair and commercially reasonable price, and the value of an affected property may decline materially.

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

The senior housing industry generally has limited barriers to entry, and, as a consequence, the development of new senior housing properties could outpace demand. If development outpaces demand for those asset types in the markets in which our properties are located, those markets may become saturated, and we could experience decreased occupancy, reduced operating margins and lower profitability. New supply is expected to remain at elevated levels and has had, and is expected to continue to have, a negative impact on our portfolio.

Our current tenant and any future tenants may be unable or unwilling to satisfy their lease obligations to us, and there can be no assurance that the applicable guarantor of our lease will be able to cover any shortfall or maintain compliance with applicable financial covenants, which may have a material adverse effect on our financial condition, cash flows, results of operations and liquidity.

Since May 2015, our CCRC is leased on a triple net basis to a tenant. Rental income from our triple net lease represented 4.6% of our NOI during the year ended December 31, 2020.

Our triple net lease and any triple net leases we may enter into in the future subject us to credit and other risks from our tenant. Any failure by a tenant to effectively conduct its operations or to maintain and improve our properties could adversely affect its business reputation and its ability to attract and retain residents in our properties, which could impair such tenant’s ability to generate sufficient income to satisfy its obligations to us. Our tenant has also agreed, and we expect our future tenants will also agree, to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with their respective businesses, and we cannot assure you that they will have sufficient assets, income, access to financing and insurance coverage to enable them to satisfy their respective indemnification obligations.

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

In addition, we cannot predict whether our tenant will satisfy its obligations to us or renew its leases at the end of the applicable term, and we may agree to voluntarily terminate the lease prior to the end of its stated term.

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

Under federal and state environmental laws and regulations, owners, tenants, and operators of real property may be liable for costs related to the investigation, removal and remediation of hazardous or toxic substances that are released from or are present at or under, or that are disposed of in connection with such property. Owners, tenants, and operators of real property may also face other environmental liabilities, including governmental fines and penalties imposed by regulatory authorities and damages for injuries to persons, property or natural resources. Environmental laws and regulations may impose joint and several liability without regard to whether the owner, tenant, or operator was aware of, or was responsible for, the presence, release or disposal of hazardous or toxic substances. In certain circumstances, environmental liability may result from the activities of a current or former owner, tenant, or operator of the property, or if waste disposed is released at another location. As owners of real property, we may therefore become liable for releases of hazardous or toxic substances that are released by us or other parties. We are generally indemnified by our property managers and tenant of our properties for contamination caused by them, but these indemnities may not adequately cover all environmental costs. Further, although we do not believe we have incurred such liabilities as would have a material effect on our business, financial condition, and results of operations, we could be subject to substantial future liability for environmental contamination we have no knowledge about as of this date and/or for which we may not be at fault.

RISKS RELATED TO OUR LICENSED HEALTHCARE PROPERTIES

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

Various governmental authorities mandate certain physical and operational characteristics of our Licensed Healthcare Properties and any potential future Licensed Healthcare Properties. Changes in laws and regulations relating to these matters may require significant expenditures. Our property management agreements and triple net lease generally require our operators and tenant to maintain our properties in compliance with applicable laws and regulations, and we expend resources to monitor their compliance. However, our monitoring efforts may fail to detect weaknesses in our operators’ and tenant’s performance on the clinical and other aspects of their duties, which could expose the operator to the risk of penalties, license suspension or revocation, criminal sanctions and civil litigation. Any such actions, even if ultimately dismissed or decided in our favor, could have a material adverse effect on our reputation and results of operations. In addition, our operators and tenant may neglect maintenance of our properties if they suffer financial distress. In the case of our triple net lease property, we may agree to fund capital expenditures in return for rent increases or other concessions. Our available financial resources or those of our tenant may be insufficient to fund the expenditures required to operate our properties in accordance with applicable laws and regulations. If we fund these expenditures, our tenant’s financial resources may be insufficient to satisfy its increased rental payments to us or other incremental obligations. Failure to obtain a license or registration, or loss of a required license or registration, would prevent a property from operating in the manner intended by the property managers or our tenant, which could have a material adverse effect on our property managers’ ability to generate income for us or our tenant’s ability to make rent payments to us. Any compliance issues could also make it more difficult to obtain or maintain required licenses and registrations.

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

Future changes in government regulation may adversely affect the healthcare industry, including our Licensed Healthcare Properties and healthcare operations, property managers and tenant, and our property managers and our tenant may not achieve and maintain occupancy and rate levels that will enable them to satisfy their obligations to us. Any adverse changes in the regulation of the healthcare industry or the competitiveness of our property managers and our tenant could have a more pronounced effect on us than if we had investments outside the senior housing and healthcare industries.

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

If we were to fail to qualify as a REIT in any taxable year, we would be subject to U.S. federal income tax, including any applicable alternative minimum tax for taxable years beginning prior to January 1, 2018, on our taxable income at regular corporate rates and distributions to stockholders would not be deductible by us in computing our taxable income. Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of, and trading prices for, our stock. Unless entitled to relief under certain provisions of the Code, we also would be disqualified from taxation as a REIT for the four taxable years following the year during which we initially ceased to qualify as a REIT.

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

Qualification as a REIT involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our qualification as a REIT depends on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. Compliance with these requirements must be carefully monitored, and there can be no assurance that we will be able to successfully monitor our compliance.

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

Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. Moreover, if a REIT distributes less than the sum of 85% of its ordinary income, 95% of its capital gain net income and any undistributed shortfall from prior year (“Required Distribution”) to its stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then it is required to pay an excise tax on 4% of any shortfall between the Required Distribution and the amount that was actually distributed. If we are subject to any of these taxes, they would decrease cash available for our operations and distribution to our stockholders. In addition, our TRS is subject to corporate level income tax at regular rates.

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

The lease of certain properties to a TRS, and other structures in which we hold properties, is subject to special requirements.

We have in the past leased, and could in the future lease, certain “qualified healthcare properties” (which generally include assisted living properties and certain independent living properties) to our TRS (or a disregarded entity owned by a TRS) under the provisions of RIDEA. In such a structure, the TRS, in turn, contracts with a third-party operator to manage the healthcare operations at these properties. The rents paid by the TRS in this structure will be treated as qualifying rents from real property for purposes of the REIT requirements only if (i) they are paid pursuant to an arm’s-length lease of a qualified healthcare property and (ii) the operator qualified as an “eligible independent contractor” with respect to the property. An operator qualifies as an eligible independent contractor if it meets certain ownership tests with respect to us, and if, at the time the operator entered into the property management agreement, the operator was actively engaged in the trade or business of operating qualified healthcare properties for any person who is not a related person to us or the TRS. If any of the above conditions are not satisfied with respect to a RIDEA structure, then the rents would not be considered income from a qualifying source for purposes of the REIT rules, which could cause us to incur penalty taxes or to fail to qualify as a REIT. In addition, other structures in which we hold properties may, depending on the circumstances, be subject to certain requirements relating to the classification of the property, the need for the property to be managed by an eligible independent contractor or other requirements, and those requirements or our ability to comply therewith may be uncertain. Any failure to satisfy these requirements could adversely affect our ability to qualify for taxation as a REIT.

Changes to U.S. federal income tax laws could materially and adversely affect us and our stockholders.

The present U.S. federal income tax treatment of REITs and their stockholders may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the U.S. federal income tax treatment of an investment in our shares. The U.S. federal income tax rules, including those dealing with REITs, are constantly under review by persons involved in the legislative process, the IRS and the U.S. Treasury Department, which results in statutory changes as well as frequent revisions to regulations and interpretations. We cannot predict how changes in the tax laws might affect our investors or us. Revisions to U.S. federal tax laws and interpretations thereof could significantly and negatively affect our ability to qualify as a REIT, as well as the tax considerations relevant to an investment in us, or could cause us to change our investments and commitments.

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

We cannot assure you that we will be able to successfully operate our business, execute our investment strategy or generate sufficient liquidity to make or sustain distributions to our stockholders. Our ability to make distributions to our stockholders depends, in part, on the liquidity we generate on a recurring basis as well as the liquidity generated from episodic asset sales. The liquidity we generate on a recurring basis, which is generally equal to our cash flows from operating activities, less capital expenditures and principal payments on our debt, has consistently been less than the amount of distributions to our stockholders in prior quarters. We have funded the shortfall using cash on hand. A portion of that amount is held in operating accounts used to fund expenses at our managed properties and, therefore, may not be available for distribution to stockholders. For further information about factors that could affect our liquidity, see Part I, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” and Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

In the case of any future dividend, we may, but are not obligated to, fund the shortfall described above using cash generated from asset sales, but there can be no assurance that we will have such sources of cash or other potential sources of cash from non-operating activities (see “Real estate investments are relatively illiquid,” and “The tax on prohibited transactions will limit our ability to engage in certain transactions which would be treated as prohibited transactions for U.S. federal income tax purposes.”). Moreover, we may decide to use cash generated from asset sales for other corporate purposes, such as new investments or capital expenditures. A failure to deploy the proceeds of asset sales into investments with an adequate cash yield could exacerbate the shortfall while increasing our reliance on liquidity generated other than through operations to fund distributions, which could further impair our ability to make distributions at the current level or even at a lower level. The reduction in the amount of any future dividend could be material.

Furthermore, while we are required to make distributions in order to maintain our REIT status, we may elect not to maintain our REIT status, in which case we would no longer be required to make such distributions. Moreover, even if we do elect to maintain our REIT status, we may elect to comply with the applicable requirements by, after completing various procedural steps, distributing, under certain circumstances, a portion of the required amount in the form of shares of our common stock in lieu of cash. If we elect not to maintain our REIT status or to satisfy any required distributions in shares of common stock in lieu of cash, such action could negatively affect our business and financial condition as well as the price of our common stock. No assurance can be given that we will pay any dividends on shares of our common stock in the future.

We can provide no assurance that the market for our stock will provide you with adequate liquidity, which may make it difficult for you to sell the common stock when you want or at prices you find attractive.

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

Your percentage ownership in our Company may be diluted in the future because of equity awards that we expect will be granted to our directors, officers and employees, as well as other equity instruments such as debt and equity financing. Our board of directors has approved an Amended and Restated Nonqualified Stock Option and Incentive Award Plan (the “Plan”) providing for the grant of equity-based awards, including restricted stock, stock options, stock appreciation rights, performance awards and other equity-based and non-equity based awards, in each case to our directors, officers, employees, service providers, consultants and advisors. We have reserved 27,922,570 shares of our common stock for issuance under the Plan and as of December 31, 2020, 22,642,798 shares are available for issuance under the Plan.

Our outstanding Redeemable Series A Preferred stock as well as any debt, equity or equity-related securities, including additional preferred stock that we may issue in the future, may negatively affect the market price of our common stock.

As of December 31, 2020, there were 200,000 shares of Redeemable Series A Preferred Stock issued and outstanding. Additionally, we may in the future incur or issue debt or issue equity or equity-related securities. Upon our liquidation, dissolution or winding up, lenders and holders of our debt and holders of our preferred stock, including holders of the outstanding shares of our Redeemable Series A Preferred Stock, would receive a distribution of our available assets before common stockholders. Any future incurrence or issuance of debt would increase our interest cost and could adversely affect our results of operations and cash flows. We are not required to offer any additional equity securities to existing common stockholders on a preemptive basis. Therefore, additional issuances of common stock, directly or through convertible or exchangeable securities (including limited partnership interests in our operating partnership), warrants or options, will dilute the holdings of our existing common stockholders and such issuances, or the perception of such issuances, may reduce the market price of our common stock. Our outstanding Redeemable Series A Preferred Stock provides that, subject to certain exceptions, no dividend or other distribution may be declared, made or paid or set apart for payment upon a class of capital stock ranking junior to or on parity with the Redeemable Series A Preferred Stock. Additionally, any preferred stock issued by us in the future would likely have a preference on distribution payments, periodically or upon liquidation, which could eliminate or otherwise limit our ability to make distributions to common stockholders. Because our decision to incur or issue debt or issue equity or equity-related securities, including additional preferred stock, in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. Thus, common stockholders bear the risk that our future incurrence or issuance of debt or issuance of equity or equity-related securities, including additional preferred stock, will adversely affect the market price of our common stock.

We may in the future choose to pay dividends in our stock, in which case you could be required to pay income taxes in excess of the cash dividends you receive.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our direct investments in senior housing are described under Item 1, “Business - Our Portfolio.”
We lease our principal executive and administrative office located at 55 West 46th St, Suite 2204, New York, New York, 10036.
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
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We have one class of common stock which trades on the NYSE under the trading symbol “SNR”. On February 19, 2021, the closing sale price for our common stock, as reported on the NYSE, was $5.72 and there were approximately 38 stockholders of record. This figure does not reflect the beneficial ownership of shares held in nominee name.

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

Index Value
200
150
100
50
0
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
New Senior Investment Group Inc.
S&P 500 Index
MSCI U.S. REIT Index
FTSE NAREIT Equity Index

Index	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
New Senior Investment Group Inc.	$100.00	$109.53	$94.71	$57.75	$116.54	$85.47
S&P 500 Index	100.00	111.96	136.40	130.42	171.49	203.04
MSCI US REIT Index	100.00	108.60	114.11	108.89	137.03	126.65
FTSE NAREIT Equity Index	100.00	107.42	107.26	114.12	138.67	129.69

ITEM 6. SELECTED FINANCIAL DATA

The financial data as of and for the years ended December 31, 2020, 2019 and 2018 has been derived from our audited financial statements for those dates included elsewhere in this Annual Report on Form 10-K. The financial data for the years ended December 31, 2017 and 2016 has been derived from our audited financial statements that are not included in this Annual Report on Form 10-K. The selected financial data provided below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and related notes.

Operating results for the periods presented are not necessarily indicative of the results that may be expected for any future period. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

We have reclassified income and expenses attributable to properties classified as discontinued operations at December 31, 2020 to “Discontinued operations, net” for all the period presented. See “Note 4 – Discontinued Operations” to our consolidated financial statements for more information.

Operating Data

	Years Ended December 31,
(dollars in thousands, except share data)	2020	2019	2018	2017	2016
Total revenues	$336,281	$345,903	$323,024	$324,465	$345,446
Total expenses	356,747	375,111	509,792	376,229	424,897
Income (loss) before income taxes	(20,466)	8,978	(146,678)	19,999	(66,095)
Income tax expense (benefit)	178	210	4,950	2,378	(861)
Income (loss) from continuing operations	(20,644)	8,768	(151,628)	17,621	(65,234)
Discontinued operations, net	16,885	(6,754)	(7,727)	(5,413)	(7,015)
Net income (loss)	(3,759)	2,014	(159,355)	12,208	(72,249)
Deemed dividend on redeemable preferred stock	(2,403)	(2,407)	—	—	—
Net income (loss) attributable to common stockholders	$(6,162)	$(393)	$(159,355)	$12,208	$(72,249)
Basic earnings per common share (A):
Income (loss) from continuing operations attributable to common stockholders	$(0.28)	$0.08	$(1.85)	$0.21	$(0.79)
Discontinued operations, net	0.20	(0.08)	(0.09)	(0.06)	(0.09)
Net income (loss) attributable to common stockholders (B)	$(0.08)	$—	$(1.94)	$0.15	$(0.88)
Diluted earnings per common share (A):
Income (loss) from continuing operations attributable to common stockholders	$(0.28)	$0.08	$(1.85)	$0.21	$(0.79)
Discontinued operations, net	0.20	(0.08)	(0.09)	(0.06)	(0.09)
Net income (loss) attributable to common stockholders (B)	$(0.08)	$—	$(1.94)	$0.15	$(0.88)
Weighted average number of shares of common stock outstanding
Basic	82,496,460	82,208,173	82,148,869	82,145,295	82,357,349
Diluted (C)	82,496,460	82,208,173	82,148,869	82,741,322	82,357,349
Dividends declared per share of common stock	$0.33	$0.52	$0.78	$1.04	$1.04
(A) Basic earnings per share (“EPS”) is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding. The outstanding shares used to calculate the weighted average basic shares exclude 454,921 and 754,594 restricted stock awards, net of forfeitures, as of December 31, 2020 and 2019, respectively, as those shares were issued but were not vested and therefore, not considered outstanding for purposes of computing basic EPS share. Diluted EPS is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding plus the additional dilutive effect, if any, of common stock equivalents during each period.
(B) Amounts may not sum due to rounding.
(C) Dilutive share equivalents and options were excluded for the years ended December 31, 2020, 2018 and 2016 as their inclusion would have been anti-dilutive given our loss position.

Cash Flow Data

	Years Ended December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Net cash provided by (used in):
Operating activities	$53,303	$75,411	$121,077	$60,445	$102,345
Investing activities	360,433	(15,009)	(19,162)	319,895	2,144
Financing activities	(423,770)	(89,229)	(166,744)	(320,372)	(146,479)

Balance Sheet Data

The following table presents data on a consolidated basis including assets and liabilities relating to properties classified as discontinued operations:

	December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Total assets	$1,773,536	$2,194,709	$2,286,258	$2,508,027	$2,821,728
Total debt, net	1,486,164	1,845,727	1,884,882	1,907,928	2,130,387
Total liabilities	1,550,050	1,917,808	1,963,806	2,002,142	2,242,833
Redeemable preferred stock	20,253	40,506	40,000	—	—
Total equity	203,233	236,395	282,452	505,885	578,895

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

OVERVIEW

Our Business

As of December 31, 2020, we were a REIT with a portfolio of 103 senior housing properties located across the United States. We believe that we are the only REIT focused solely on senior housing and we are one of the largest owners of senior housing properties. We are listed on the NYSE under the symbol “SNR” and are headquartered in New York, New York.

We are organized and operate as a single reportable segment, Senior Housing Properties. We changed our structure in 2020 and no longer operate in two reportable segments: Managed Independent Living (“IL”) Properties, and Other Properties. See our consolidated financial statements and the related notes included in Item 8 “Financial Statements and Supplementary Data.”

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

As an owner of senior living properties, with a portfolio of 102 IL properties and one continuing care retirement community (“CCRC”), COVID-19 has impacted our business in various ways. Our three property managers and one tenant have all put into place various protocols to address the COVID-19 pandemic at our communities across the U.S. Some of the measures taken at the onset of the pandemic included restrictions on all non-essential visitors (including family), closure of group dining facilities and other common areas, restrictions on resident movements and group activities, as well as enhanced protocols which have required increased labor, property cleaning expenses and costs related to procuring necessary supplies such as meal containers and personal protective equipment (“PPE”). Over the last several months, our properties have lifted certain restrictions in a phased approach, based on both the status of state and local regulations that affect the property as well as the status of any COVID-19 cases at the property. Lifting restrictions at our properties, particularly restrictions related to onsite visitors, even while being done in a measured approach in compliance with all state and local regulations, may contribute to an increase in COVID-19 cases.

COVID-19 is having and will likely continue to have an impact on three metrics that are fundamental to our business: occupancy, rental rates and operating expenses.

Occupancy:
Following the COVID-19 outbreak, occupancy at our properties began to decrease materially as move-ins at those properties slowed due to the voluntary restrictions our operators have imposed on move-ins at our properties as discussed above. At the same time, the pandemic raises the risk of an elevated level of resident illnesses and therefore higher move-out levels at our properties. While move-out levels were slightly below historical levels at the onset of the pandemic, they have increased in recent months, likely due to pent-up demand to move-out that has been hampered by the pandemic. We do not know the extent of the ultimate impacts that COVID-19 will have on our business, and whether it will fundamentally alter the demand for senior housing in general or in our properties in particular. Ending occupancy in the third quarter of 2020 decreased 160 basis points compared to the second quarter, and 150 basis points in the fourth quarter of 2020 compared to the third quarter. The timing of a recovery in occupancy is difficult to predict and could be harmed by the incidence of COVID-19 at our properties or the perception that outbreaks could occur.

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

Operating Expenses:
During the first quarter of 2020, operating expenses were in line with expectations through the middle of March. We saw a slight increase in property level expenses associated with the COVID-19 pandemic towards the end of March, driven by expenditures related to the procurement of PPE and other supplies such as packaging necessary for in-room meal deliveries to residents. Since the second quarter of 2020, these costs have continued, but they been largely offset by variable expense savings associated with lower occupancy and strong expense management from our operators. Depending on how the pandemic continues to evolve, there may be other future operating expenses that we may be required to bear or need to continue to bear, such as costs for testing kits for residents and staff, temperature screening machines, additional cleaning equipment, or new protocols related to the properties.

Given the evolving nature of the COVID-19 pandemic, all of the observations and forward-looking statements above represent our current good faith views based upon the information that we have available to us at this time. We believe that the extent of the pandemic’s effect on our business, operational and financial performance and liquidity will depend upon many factors and future developments, including the duration, spread, intensity and recurrence of the pandemic, health and safety actions taken to contain its spread, the availability, continuing efficacy and public usage and acceptance of vaccines, and how quickly and to what extent normal economic and operating conditions can resume within the markets in which we operate, each of which is highly uncertain and difficult to predict at this time. Even after the COVID-19 pandemic subsides, we may continue to experience adverse impacts to our business and financial results as a result of its global economic impact, including any economic downturn or recession that may occur in the future. See also Item 1A. ”Risk Factors” and below “Liquidity and Capital Resources,” for additional discussions regarding COVID-19 and its impact on our business.

Other Recent Developments

Formed a Strategic Relationship with Atria Senior Living

In February 2021, we announced that we entered into management agreements with Atria Senior Living (“Atria”), pursuant to which we intend to transition the management of 21 properties from Holiday to Atria in the second quarter of 2021.

Completion of AL/MC Portfolio Disposition & Related Refinancing Activity

On February 10, 2020, we completed the sale of all 28 of our managed assisted living/memory care (“AL/MC”) properties pursuant to a Purchase and Sale Agreement, dated as of October 31, 2019 (the “Sale Agreement”), for a gross sale price of $385.0 million (“AL/MC Portfolio Disposition”). We recognized a gain on sale of $20.0 million from the AL/MC Portfolio Disposition, which is recorded in “Gain on sale of real estate” within “Discontinued operations, net” in our Consolidated Statements of Operations. The sale of these properties represented a strategic shift that had a major effect on our operations and financial results. Accordingly, the operations of these properties were classified as discontinued operations in our consolidated financial statements included in this Annual Report on Form 10-K. All prior period information has been reclassified to conform to current period presentation. Refer to “Note 4 – Discontinued Operations” to our consolidated financial statements for additional details.

In February 2020, in conjunction with the AL/MC Portfolio Disposition, we repaid $368.1 million of debt and recognized a loss of extinguishment of debt of $5.9 million, comprising of $4.5 million in prepayment penalties and $1.4 million in the write-off of unamortized deferred financing costs on the loans, which is included in “Loss on extinguishment of debt” in our Consolidated Statements of Operations. We also entered into a new financing for $270.0 million, which is secured by 14 Senior Housing Properties. In addition, we amended our secured revolving credit facility in the amount of $125.0 million (the “Revolver”), which is currently secured by nine Senior Housing Properties and the pledge of the equity interests of certain of our wholly owned subsidiaries. The amendment extended the maturity of the Revolver from December 2021 to February 2024. The amendment allows the Revolver to be increased with lender consent to a maximum aggregate amount of borrowing capacity of $500.0 million, subject to customary terms and conditions. Refer to “Note 9 – Debt, Net” to our consolidated financial statements for additional details.

As a result of these refinancing initiatives, our weighted average debt maturity increased from 4.8 years as of December 31, 2019 to 5.3 years as of December 31, 2020. We have no significant debt maturities until 2025.

During the third quarter of 2020, we entered into a $270.0 million notional interest rate swap with a maturity in September 2025 that effectively converts LIBOR-based floating rate debt to fixed rate debt, thus reducing the impact of interest-rate changes on future interest expense.

MARKET CONSIDERATIONS

Senior housing is a $350 billion market, and ownership of senior housing assets is highly fragmented. Given these industry fundamentals and compelling demographics that we expect will drive increased demand for senior housing, we believe the senior housing industry could present attractive investment opportunities. However, increased competition from other buyers of senior housing assets, as well as liquidity constraints and other factors, including the COVID-19 pandemic, could impair our ability to source attractive investment opportunities within the senior housing industry and thus to seek investments in the broader healthcare industry. There can be no assurance that any investments we may make will be successful, and investments in asset classes other than senior housing could involve additional risks and uncertainties.

According to data from the National Investment Center for Seniors Housing and Care (“NIC”) on the 99 Primary and Secondary Markets, occupancy was down 680 basis points year-over-year in the fourth quarter of 2020, the third full quarter impacted by the COVID-19 pandemic. New Senior’s occupancy results outperformed the industry in the fourth quarter, with same store managed occupancy down 560 basis points year-over-year. Industry occupancy for majority IL facilities was down 620 basis points year-over-year, while industry occupancy for majority AL facilities was down 740 basis points year-over-year.

Industry-wide, new supply remains elevated compared to pre-2015 levels, but continues to decrease. Units under construction represent 5.1% of inventory, but the ratio has decreased 230 basis points from the recent high in the third quarter of 2018. The ratio of IL construction to inventory (5.1%) is slightly higher than that for AL (5.0%).

While supply trends have improved recently, rate growth has decelerated over the past several quarters. Industry rate growth was 1.5% in the fourth quarter of 2020, down from the recent high of 3.4% in the first quarter of 2019. Rate growth for IL facilities (1.6%) was slightly higher than rate growth for AL facilities (1.4%).

The value of our existing portfolio could be impacted by new construction, as well as increased availability and popularity of home health care or other alternatives to senior housing, by hampering occupancy and rate growth, along with increasing operating expenses.

Additionally, as discussed in more detail above, the COVID-19 pandemic impacted our business in 2020 and will continue to have an impact in 2021. The timing of a recovery is difficult to predict, and could be harmed by the incidence of COVID-19 at our properties or the perception that outbreaks could occur.

RESULTS OF OPERATIONS

Segment Overview

Our primary business is investing in senior housing properties. Due to the AL/MC Portfolio Disposition in 2020, we changed our structure during the fourth quarter of 2020 to one reportable segment. This change was made based on the financial information reviewed and used by the chief operating decision maker to make operating decisions, assess performance, develop strategy and allocate capital resources. More than 98.1% of our revenues are derived from managed properties.

Net Operating Income

We evaluate performance of our properties based on net operating income ("NOI") and Cash NOI. We consider NOI and Cash NOI important supplemental measures used to evaluate the operating performance of our properties because they allow investors, analysts and our management to assess our unleveraged property-level operating results and to compare our operating results between periods and to the operating results of other real estate companies on a consistent basis. We define NOI as total revenues less property-level operating expenses, which include property management fees and travel cost reimbursements. We define Cash NOI as NOI excluding the effects of straight-line rental revenue, amortization of above/ below market lease intangibles and the amortization of deferred community fees and other, which includes the net change in deferred community fees and other rent discounts or incentives.

Our Senior Housing Properties segment is primarily comprised of independent living senior housing properties that are operated by property managers to which we pay a management fee. We also own one CCRC leased on a long-term basis, and our tenant is typically responsible for bearing property-related expenses including maintenance, utilities, taxes, insurance, repairs, capital improvements and the payroll expense of property-level employees. Depreciation and amortization, interest expense, acquisition, transaction and integration expense, termination fee, management fees and incentive compensation to affiliate, general and administrative expense, loss on extinguishment of debt, impairment of real estate, other expense (income), gain (loss) on sale of real estate, gain on lease termination, litigation proceeds, net, and income tax expense (benefit) are not allocated to individual properties for purposes of assessing property performance. In deciding how to allocate resources and assess performance, our chief operating decision maker regularly evaluates the performance of our reportable segment on the basis of NOI and Cash NOI.

Effective May 14, 2018, we terminated our triple net leases with respect to the properties in the Holiday Portfolio and concurrently entered into property management agreements with Holiday with respect to such properties. This resulted in a significant increase in resident fees and services and property operating expenses with a corresponding decrease in rental revenue during the years ended December 31, 2019 and 2018.

Same Store

Same store information is intended to enable management to evaluate the performance of a consistent portfolio of real estate in a manner that eliminates variances attributable to changes in the composition of our portfolio over time, due to sales and various other factors. Properties acquired, sold, transitioned to other operators or between segments, or classified as held for sale or discontinued operations during the comparable periods are excluded from the same store amounts. Same store portfolio results comparing 2019 and 2018 exclude the performance of the Holiday Portfolio which was converted from a triple net lease structure to a managed structure in May 2018 as a result of the Lease Termination. Refer to “Note 3 - Lease Termination” in our consolidated financial statements for additional details.

Year ended December 31, 2020 compared to the year ended December 31, 2019

The following table provides a reconciliation of our NOI to net income (loss), and compares the results of operations for the respective periods:

	Years Ended December 31,		Increase (Decrease)
(dollars in thousands)	2020	2019	Amount	%
Total NOI	$138,220	$141,546	$(3,326)	(2.3)%
Expenses
Interest expense	61,562	76,364	(14,802)	(19.4)%
Depreciation and amortization	66,291	68,806	(2,515)	(3.7)%
General and administrative expense	23,018	21,672	1,346	6.2%
Acquisition, transaction and integration expense	467	1,501	(1,034)	(68.9)%
Loss on extinguishment of debt	5,884	335	5,549	NM
Other expense	1,464	2,076	(612)	(29.5)%
Total expenses	158,686	170,754	(12,068)	(7.1)%
Loss on sale of real estate	—	(122)	122	NM
Litigation proceeds, net	—	38,308	(38,308)	NM
Income (loss) before income taxes	(20,466)	8,978	(29,444)	NM
Income tax expense	178	210	(32)	(15.2)%
Income (loss) from continuing operations	(20,644)	8,768	(29,412)	NM
Discontinued Operations:
Gain on sale of real estate	19,992	—	19,992	NM
Loss from discontinued operations	(3,107)	(6,754)	3,647	(54.0)%
Discontinued operations, net	16,885	(6,754)	23,639	NM
Net income (loss)	(3,759)	2,014	(5,773)	NM
Deemed dividend on redeemable preferred stock	(2,403)	(2,407)	4	(0.2)%
Net income (loss) attributable to common stockholders	$(6,162)	$(393)	$(5,769)	NM
_______________
NM – Not meaningful

The following table presents same store and total portfolio results as of and for the years ended December 31, 2020 and 2019:

	Same Store Portfolio				Total Portfolio
(dollars in thousands, except per bed data)	2020	2019	Change	%	2020	2019	Change	%
Resident fees and services	$329,951	$336,367	$(6,416)	(1.9)%	$329,951	$339,573	$(9,622)	(2.8)%
Rental revenue	6,330	6,330	—	—%	6,330	6,330	—	—%
Less: Property operating expense	198,061	200,600	(2,539)	(1.3)%	198,061	204,357	(6,296)	(3.1)%
NOI	138,220	142,097	(3,877)	(2.7)%	138,220	141,546	(3,326)	(2.3)%
Straight-line rental revenue	(431)	(589)	158	(26.8)%	(431)	(589)	158	(26.8)%
Amortization of deferred community fees and other (A)	(2,012)	1,547	(3,559)	NM	(2,012)	1,473	(3,485)	NM
Cash NOI	$135,777	$143,055	$(7,278)	(5.1)%	$135,777	$142,430	$(6,653)	(4.7)%

Total properties as of year end	103	103			103	103
Average available beds	12,439	12,438			12,439	12,545
(A) Includes amortization of deferred community fees and other, which includes the net change in deferred community fees and other rent discounts or incentives.

Resident fees and services

Total resident fees and services decreased $9.6 million. This decrease is primarily attributable to a decrease in average occupancy rates and resident fees and services from two AL/MC assets sold during the second quarter of 2019. This decrease is partially offset by an increase in average rental rates.

Same store resident fees and services decreased $6.4 million. This decrease is primarily attributable to a decrease in average occupancy rates, partially offset by an increase in average rental rates.

Rental revenue

Rental revenue relates to rents from our triple net lease property. Same store and total rental revenue remained unchanged for the comparative periods. As a percentage of rental revenue, NOI was 100% of revenue for each fiscal year as the lessee operates the property and bears the related costs, including maintenance, utilities, taxes, insurance, repairs, capital improvements and the payroll expense of property-level employees.

Property operating expense

Total property operating expense decreased $6.3 million. This is primarily due to the sale of two AL/MC assets during the second quarter of 2019 and variable expense savings associated with lower occupancy and strong expense management from our operators, partially offset by costs incurred in response to the COVID-19 pandemic.

Same store operating expenses decreased $2.5 million. This is primarily due to year-end actuarial adjustments for group health insurance and workers comp in 2020 and variable expense savings associated with lower occupancy and strong expense management from our operators, partially offset by costs incurred in response to the COVID-19 pandemic.

NOI

Total NOI and same store NOI decreased $3.3 million and $3.9 million, respectively, from the prior year. See above for the variance explanations.

Cash NOI

Total and same store Cash NOI decreased $6.7 million and $7.3 million, respectively, from the prior year due to more rent incentives given to residents and lower NOI. See above for variance explanations.

Expenses

Interest expense

Interest expense decreased $14.8 million, primarily due to a lower average debt balance and lower effective interest rates as a result of debt repayments in conjunction with the AL/MC Portfolio Disposition, lower interest rate on debt refinanced in 2020 and a decrease in LIBOR for the comparative periods. The weighted average effective interest rates for the years ended December 31, 2020 and 2019 were 3.91% and 4.67%, respectively.

Depreciation and amortization

Depreciation and amortization expense decreased $2.5 million primarily due to certain intangible assets becoming fully amortized and certain furniture, fixtures and equipment becoming fully depreciated as of December 31, 2019.

General and administrative expense

General and administrative expense increased $1.3 million primarily due to additional compensation expense, including the amortization of equity-based compensation granted to officers and employees during the year ended December 31, 2020.

Acquisition, transaction and integration expense

Acquisition, transaction and integration expense decreased $1.0 million primarily due to costs associated with the strategic review during the year ended December 31, 2019.

Loss on extinguishment of debt

Loss on extinguishment of debt increased $5.5 million. During the year ended December 31, 2020, we incurred $5.9 million of loss on extinguishment of debt consisting of $4.5 million of prepayment penalties and a $1.4 million write-off of unamortized deferred financing fees related to debt paid off in conjunction with the AL/MC Portfolio Disposition.

Other expense

Other expense decreased $0.6 million primarily due to a reduction in the value of our interest rate caps, which were not designated as hedging instruments, during the year ended December 31, 2020.

Loss on sale of real estate

During the year ended December 31, 2019, we sold two AL/MC properties and recognized a loss on sale of $0.1 million.

Litigation proceeds, net

As described in “Note 19 – Commitments and Contingencies” to our consolidated financial statements, on July 31, 2019, the derivative lawsuit, captioned Cumming v. Edens, et al., C.A. No. 13007-VCS was settled and approved by the relevant court. During the year ended December 31, 2019, we recorded $38.3 million in litigation proceeds net of a court-approved fee and expense award to plaintiff’s counsel of $14.5 million, as well as $0.3 million in unreimbursed legal fees.

Income tax expense

We are organized and conduct our operations to qualify as a REIT under the requirements of the Code. However, certain of our activities are conducted through our TRS and therefore are subject to federal and state income taxes. Income tax expense was relatively flat during the comparative periods.

Discontinued operations, net

Discontinued operations, net increased $23.6 million primarily due to the sale of 28 AL/MC properties in February 2020, which resulted in a gain on sale of real estate of $20.0 million.

Year ended December 31, 2019 compared to the year ended December 31, 2018

The following table provides a reconciliation of NOI to net income (loss), and compares the results of operations for the respective periods:

	Years Ended December 31,		Increase (Decrease)
(dollars in thousands)	2019	2018	Amount	%
Total NOI	$141,546	$150,537	$(8,991)	(6.0)%
Expenses
Interest expense	76,364	85,643	(9,279)	(10.8)%
Depreciation and amortization	68,806	80,129	(11,323)	(14.1)%
General and administrative expense	21,672	13,382	8,290	61.9%
Acquisition, transaction and integration expense	1,501	15,905	(14,404)	NM
Termination fee to affiliate	—	50,000	(50,000)	NM
Management fees to affiliate	—	14,814	(14,814)	(100.0)%
Loss on extinguishment of debt	335	64,746	(64,411)	NM
Impairment on real estate held for sale	—	8,725	(8,725)	NM
Other expense	2,076	3,961	(1,885)	(47.6)%
Total expenses	170,754	337,305	(166,551)	(49.4)%
Loss on sale of real estate	(122)	—	(122)	NM
Gain on lease termination	—	40,090	(40,090)	NM
Litigation proceeds, net	38,308	—	38,308	NM
Income (loss) before income taxes	8,978	(146,678)	155,656	NM
Income tax expense	210	4,950	(4,740)	(95.8)%
Income (loss) from continuing operation	8,768	(151,628)	160,396	NM
Discontinued Operations:
Loss from discontinued operations	(6,754)	(7,727)	973	(12.6)%
Discontinued operations, net	(6,754)	(7,727)	973	(12.6)%
Net income (loss)	2,014	(159,355)	161,369	NM
Deemed dividend on redeemable preferred stock	(2,407)	—	(2,407)	NM
Net income (loss) attributable to common stockholders	$(393)	$(159,355)	$158,962	NM
_______________
NM – Not meaningful

The following table presents same store and total portfolio results as of and for the years ended December 31, 2019 and 2018:

	Same Store Portfolio				Total Portfolio
(dollars in thousands, except per bed data)	2019	2018	Change	%	2019	2018	Change	%
Resident fees and services	$172,263	$172,457	$(194)	(0.1)%	$339,573	$283,617	$55,956	19.7%
Rental revenue	6,330	6,327	3	—%	6,330	39,407	(33,077)	(83.9)%
Less: Property operating expense	102,565	102,211	354	0.3%	204,357	172,487	31,870	18.5%
NOI	76,028	76,573	(545)	(0.7)%	141,546	150,537	(8,991)	(6.0)%
Straight-line rental revenue	(589)	(743)	154	(20.7)%	(589)	(5,365)	4,776	(89.0)%
Amortization of deferred community fees and other (A)	(474)	393	(867)	NM	1,473	2,893	(1,420)	(49.1)%
Cash NOI	$74,965	$76,223	$(1,258)	(1.7)%	$142,430	$148,065	$(5,635)	(3.8)%

Total properties as of year end	52	52			103	105
Average available beds	6,590	6,590			12,545	12,229
(A) Includes amortization of deferred community fees and other, which includes the net change in deferred community fees and other rent discounts or incentives.

Resident fees and services

Total resident fees and services increased $56.0 million, primarily due to fees from the Holiday Portfolio, which was converted from a triple net lease structure to a managed properties structure following the Lease Termination in May 2018, partially offset by a decrease in fees due to the sale of two AL/MC assets in the second quarter of 2019.

Same store resident fees and services decreased $0.2 million primarily due to a decrease in average occupancy. This decrease was partially offset by an increase in average rates.

Rental revenue

Rental revenue relates to rents from our triple net lease properties. Total rental revenue decreased $33.1 million due to the Lease Termination effective May 14, 2018, which converted the Holiday Portfolio from a triple net lease operating model to a managed properties operating model.

Same store rental revenue remained relatively unchanged for the comparative periods.

Property operating expense

Total property operating expense increased $31.9 million primarily due to the property operating expense related to the Holiday Portfolio, which was converted from a triple net lease structure to a managed properties structure following the Lease Termination in May 2018. This increase was partially offset by a decrease in property operating expense due to the sale of two AL/MC assets in the second quarter of 2019.

Same store property operating expense increased $0.4 million primarily due to higher labor costs during the year ended December 31, 2019.

NOI

Total NOI and same store NOI decreased $9.0 million and $0.5 million, respectively. See above for the variance explanations.

Cash NOI

Total Cash NOI decreased $5.6 million primarily due to lower NOI. See above for variance explanations. This was partially offset by a lower straight line rental revenue adjustment due to the Lease Termination in May 2018.

Same store Cash NOI decreased $1.3 million primarily due to lower NOI and more rent incentives given to residents. See above for variance explanations.

Expenses

Interest expense

Interest expense decreased $9.3 million, primarily due to lower effective interest rates as a result of debt refinancings in conjunction with the Lease Termination in May 2018 and the Term Loan in October 2018, partially offset by an increase in the average LIBOR rates for the comparative periods. Refer to “Note 9 - Debt, Net” in our consolidated financial statements for additional details.

Depreciation and amortization

Depreciation and amortization expense decreased $11.3 million primarily due to certain intangible assets becoming fully amortized during the year ended December 31, 2018.

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

Management fees to affiliate

Management fees to affiliate expense decreased $14.8 million, primarily due to the termination of the Management Agreement with the Former Manager as a result of the Internalization effective December 31, 2018.

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

Impairment of real estate held for sale

During the year ended December 31, 2018, we recognized impairment of $8.7 million related to two properties, which are classified as held for sale as of December 31, 2018. No impairment was recorded in 2019.

Other expense

Other expense decreased $1.9 million primarily due to a reduction in the value of our interest rate caps, which were not designated as hedging instruments, during the year ended December 31, 2019.

Loss on sale of real estate

During the year ended December 31, 2019, we sold two properties and recognized a loss on sale of $0.1 million. There were no asset sales in 2018.

Gain on lease termination

During the year ended December 31, 2018, we recognized a gain of $40.1 million as a result of the Lease Termination in May 2018. There were no lease terminations in 2019.

Litigation proceeds, net

As described in “Note 19 – Commitments and Contingencies” to our consolidated financial statements, on July 31, 2019, the derivative lawsuit, captioned Cumming v. Edens, et al., C.A. No. 13007-VCS was settled and approved by the relevant court. During the year ended December 31, 2019, we recorded $38.3 million in litigation proceeds net of a court-approved fee and expense award to plaintiff’s counsel of $14.5 million, as well as $0.3 million in unreimbursed legal fees.

Income tax expense

We are organized and conduct our operations to qualify as a REIT under the requirements of the Code. However, certain of our activities are conducted through our TRS and therefore are subject to federal and state income taxes. Income tax expense decreased $4.7 million from the prior year, primarily due to a valuation allowance recorded against our net deferred tax assets during the year ended December 31, 2018 as management believes that it is more likely than not that our net deferred tax assets will not be realized.

Discontinued operations, net

For the years ended December 31, 2019 and 2018, loss from discontinued operations reflects the operations of the 28 AL/MC properties that were sold in February 2020. Loss from discontinued operations decreased $1.0 million primarily due to a valuation allowance recorded against our net deferred tax assets during the year ended December 31, 2018 as management believes that it is more likely than not that our net deferred tax assets will not be realized. Refer to “Note 4 – Discontinued Operations” in our consolidated financial statements for additional details.

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity needs are to (i) fund operating expenses, (ii) meet debt service requirements, (iii) fund recurring capital expenditures and investment activities, if applicable, and (iv) make distributions to stockholders. As of December 31, 2020, we had approximately $33.0 million in liquidity, consisting of unrestricted cash and cash equivalents. A portion of this amount is held in operating accounts used to fund expenses at our managed properties and, therefore, may not be available for distribution to stockholders.

Our principal sources of liquidity are (i) cash flows from operating activities, (ii) proceeds from financing in the form of debt, and, from time to time, (iii) proceeds from dispositions of assets and (iv) proceeds from the issuance of equity securities. Our cash flows from operating activities are primarily driven by (i) resident fees and services received from residents of our managed properties and (ii) rental revenues from the tenant of our triple net lease property, less (iii) operating expenses (primarily property operating expense of our managed properties, general and administrative expenses, professional fees, insurance and taxes) and (iv) interest payments on our debt. Our principal uses of liquidity are the expenses included in cash flows from operating activities, plus capital expenditures, principal payments on debt, and distributions to our stockholders.

We anticipate that our cash on hand, our cash flows provided by operating activities, and cash available to be drawn down from the Revolver will be sufficient to fund our business operations, recurring capital expenditures, principal payments, and the distributions we are required to make to comply with REIT requirements over the next 12 months. Our actual distributions to stockholders have historically been higher than the REIT distribution requirement. The Revolver is an important source of liquidity for us. Our balance drawn under the Revolver fluctuates over time. Shortly after the onset of the pandemic in March 2020 and as a precaution, we borrowed $100.0 million under the Revolver. We paid down $40.0 million of the outstanding balance in May 2020 and the remainder in August 2020 due to the lack of a present need for funds, however, we continue to have access to the Revolver if our needs change in the future. The material terms of the Revolver are discussed in more detail in “Note 9 - Debt, Net” to our consolidated financial statements.

Our cash flows from operating activities, less capital expenditures and principal payments, have historically been less than the amount of distributions to our stockholders. We have in the past funded the shortfall using cash on hand. In light of the impacts of COVID-19, the board of directors reduced our quarterly cash dividend on shares of our common stock for the first quarter of 2020 by 50% to $0.065 per share. The board of directors maintained the same dividend level in the second quarter and third quarter of 2020, and subsequently on February 24, 2021 also approved a cash dividend on shares of its common stock for the fourth quarter of 2020 of 0.065 per share. The board of directors believes the dividend reduction in 2020 is the most prudent course of action and it continues to monitor our financial performance and liquidity. The board of directors will continue to re-evaluate the level of future dividends. There can be no assurance that we will pay cash dividends in an amount consistent with prior quarters. Any difference between the amount of any future dividend and the amount of dividends in prior quarters could be material, and there can be no assurance that our board of directors will declare any dividend at all.

In February 2020, in conjunction with the AL/MC Portfolio Disposition, we obtained mortgage financing in the aggregate amount of $270.0 million from KeyBank and assigned to Federal Home Loan Mortgage Corporation (the “2020 Freddie Financing”). The 2020 Freddie Financing is secured by 14 of our Senior Housing Properties, matures on March 1, 2030, and bears interest at an adjustable rate, adjusted monthly, equal to the sum of the one month LIBOR index rate plus 2.12%. Concurrently on the same date, we used the funds from the 2020 Freddie Financing and proceeds from the AL/MC Portfolio Disposition to prepay an aggregate of $368.1 million of secured loans. We recognized a loss on extinguishment of debt of $5.9 million, comprising of $4.5 million in prepayment penalties and $1.4 million in the write-off of unamortized deferred financing costs, and is recorded in “Loss on extinguishment of debt” on our Consolidated Statements of Operations. We incurred a total of $3.3 million in deferred financing costs, which have been capitalized and are being amortized over the life of the loan and the related amortization is included in “Interest expense” in our Consolidated Statements of Operations.

In addition, in February 2020, we also amended our Revolver in the amount of $125.0 million and extended its maturity from December 2021 to February 9, 2024. The amendment allows the Revolver to be increased with lender consent to a maximum aggregate amount of $500.0 million, of which (i) up to 10% may be used for the issuance of letters of credit, and (ii) up to 10% may be drawn by us in the form of swing loans. The Revolver bears an interest rate of, at our option, (i) the sum of LIBOR plus 2.0% or, in the case of a swing line loan, (ii) the greater of (a) the fluctuating annual rate of interest announced from time to time by KeyBank as its “prime rate,” plus 1.0% (b) 1.5% above the effective federal funds rate and (c) the sum of LIBOR for a one-month interest period plus 2.0%. The Revolver is secured by nine of our Senior Housing Properties and the pledge of the equity interests of certain of our wholly owned subsidiaries. We continue to pay a fee for unused amounts of the Revolver under certain circumstances, which was $0.2 million for the year ended December 31, 2020, which were recorded in “Interest expense” in our Consolidated Statements of Operations.

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

As noted elsewhere in this Annual Report on Form 10-K, the impacts of the COVID-19 pandemic will affect the Company’s liquidity in various ways, including among other things by further impairing our ability to access the capital markets, by reducing our revenues due to decreased occupancy at our properties and reduced asset values, which over time may limit the borrowing availability under the Revolver.

Debt Obligations

Our debt contains various customary financial and other covenants, and in certain cases include a Debt Service Coverage Ratio, Project Yield or Minimum Net Worth, Minimum Consolidated Tangible Net Worth, Adjusted Consolidated EBITDA to Fixed Charges and Liquid Assets provision, as defined in the agreements. As of December 31, 2020, we were in compliance with all of such covenants.

Capital Expenditures

We anticipate that capital expenditures will be funded through operating cash flows from the Senior Housing Properties. Capital expenditures, net of insurance proceeds for the managed properties were $13.4 million for the year ended December 31, 2020. As landlord, we did not incur any capital expenditures for the CCRC leased to the tenant for the year ended December 31, 2020. After the onset of the pandemic in March 2020, we temporarily halted all elective capital expenditure projects and limited projects to those deemed essential. In summer 2020, we resumed elective capital expenditure projects that could be completed safely.

With respect to our CCRC under a triple net lease arrangement, the terms of this arrangement require the tenant to fund all necessary capital expenditures in order to maintain and improve the applicable property. To the extent that our tenant is unwilling or unable to fund these capital expenditure obligations under the existing lease arrangement, we may fund capital expenditures with additional borrowings or cash flow from the operations of the senior housing properties. We may also provide corresponding loans or advances to our tenant which would increase the rent payable to us. For further information regarding capital expenditures related to our triple net lease property, see “Contractual Obligations” below and “Note 19 – Commitments and Contingencies” to our consolidated financial statements.

Cash Flows

The following table provides a summary of our cash flows:

	Years Ended December 31,
(dollars in thousands)	2020	2019	2018
Net cash provided by (used in)
Operating activities	$53,303	$75,411	$121,077
Investing activities	360,433	(15,009)	(19,162)
Financing activities	(423,770)	(89,229)	(166,744)
Net increase (decrease) in cash, cash equivalents and restricted cash	(10,034)	(28,827)	(64,829)
Cash, cash equivalents and restricted cash, beginning of year	63,829	92,656	157,485
Cash, cash equivalents and restricted cash, end of year	$53,795	$63,829	$92,656

Operating activities

Net cash provided by operating activities was $53.3 million, $75.4 million and $121.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The decrease of $22.1 million in net cash provided by operating activities from 2019 to 2020 was primarily due to litigation proceeds of $38.3 million received in 2019 offset by a one-time termination fee of $10.0 million paid in 2019 to the Former Manager as a result of the Internalization.

The decrease of $45.7 million in net cash provided by operating activities from 2018 to 2019 was primarily due to the receipt of $70.0 million from Holiday due to the Lease Termination in May 2018 and a one-time termination fee of $10.0 million paid in 2019 to the Former Manager as result of the Internalization. The decrease was partially offset by litigation proceeds of $38.3 million received in 2019.

Investing activities

Net cash provided by investing activities was $360.4 million and net cash used in investing activities was $15.0 million and $19.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The increase of $375.4 million in net cash provided by investing activities from 2019 to 2020 was due to net proceeds of $375.0 million received in February 2020 from the AL/MC Portfolio Disposition.

The decrease of $4.2 million in net cash used in investing activities from 2018 to 2019 was primarily due to the receipt of $13.1 million in proceeds from the sale of two AL/MC assets in 2019, partially offset by $7.0 million of higher capital expenditures in 2019, primarily on the Holiday Portfolio following the Lease Termination in May 2018, and $2.4 million of higher capital expenditures related to properties classified as discontinued operations.

Financing activities

Net cash used in financing activities was $423.8 million, $89.2 million and $166.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The increase of $334.5 million in cash used in financing activities from 2019 to 2020 was primarily due to the repayments of debt in conjunction with the AL/MC Portfolio Disposition and debt refinancings of $576.1 million and a payment to the Former Manager in 2020 for the redemption of 200,000 Series A preferred shares of $20.0 million. This was partially offset by proceeds from the 2020 Freddie Financing of $270.0 million.

The decrease of $77.5 million in net cash used in financing activities from 2018 to 2019 was primarily due to a decrease of $51.7 million in exit fees paid on the extinguishment of debt primarily associated with refinancing the Term Loan in May 2018 and a decrease of $21.3 million in dividends paid due to a decrease in the per share dividend paid from $0.78 per share for the year ended December 31, 2018 to $0.52 per share during the year ended December 31, 2019.

REIT Compliance Requirements

We are organized and conduct our operations to qualify as a REIT for U.S. federal income tax purposes. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, excluding net capital gains. We intend to pay dividends greater than all of our REIT taxable income to holders of our common stock in 2021, if, and to the extent, authorized by our board of directors. We note that a portion of this requirement may be able to be met in future years with partial stock dividends, rather than cash distributions, subject to limitations. We expect that our operating cash flows will exceed REIT taxable income due to depreciation and other non-cash deductions in computing REIT taxable income. However, before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our obligations. If we do not have sufficient liquid assets to enable us to satisfy the 90% distribution requirement, or if we decide to retain cash, we may sell assets, issue additional equity securities or borrow funds to make cash distributions, or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

Income Tax
We are organized and conduct our operations to qualify as a REIT under the requirements of the Code. Currently, certain of our activities are conducted through our TRS and therefore are subject to federal and state income taxes at regular corporate tax rates.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2020, we do not have any off-balance sheet arrangements. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, special purpose or variable interest entities established to facilitate off-balance sheet arrangements. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intend to provide additional funding to any such entities.

CONTRACTUAL OBLIGATIONS

As of December 31, 2020, we had the following material contractual obligations including estimates of interest payments on our floating rate debt (dollars in thousands):

	2021	2022 (D)	2023	2024	2025	Thereafter	Total
Principal payments	$9,260	$19,125	$19,841	$24,186	$21,518	$22,778	$116,708
Balloon payments	—	48,419	—	—	1,098,238	238,759	1,385,416
Subtotal	9,260	67,544	19,841	24,186	1,119,756	261,537	1,502,124
Redeemable preferred stock	20,000	—	—	—	—	—	20,000
Interest & redeemable preferred stock dividend (A)(B)	46,761	44,060	42,955	42,387	35,544	24,530	236,237
Leases	654	515	472	240	8	305	2,194
Total obligations (C)	$76,675	$112,119	$63,268	$66,813	$1,155,308	$286,372	$1,760,555
(A) Estimated interest payments on floating rate debt are calculated using LIBOR rates in effect at December 31, 2020 and may not be indicative of actual payments. Actual payments may vary significantly due to LIBOR fluctuations. See “Note 9 – Debt, Net” to our consolidated financial statements for further information about interest rates.
(B) Includes obligations to pay dividends of $1.2 million in 2021 on the Series A redeemable preferred stock.
(C) Total obligations include an estimate of interest payments on floating rate debt, see Note A above.
(D) The Company has two one-year extension options to defer the balloon payment, the second extension requires the payment of a nominal extension fee.

In addition to our debt, we are a party to property management agreements with property managers. See “Note 19 – Commitment and Contingencies” to our consolidated financial statements for information related to our capital improvement, repair and lease commitments.

INFLATION

Our triple net lease provides for either fixed increases in base rents and/or indexed escalators, based on the Consumer Price Index. In our managed properties, resident agreements are generally month to month agreements affording us the opportunity to increase prices subject to market and other conditions.

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

We define Normalized FFO as FFO excluding the following income and expense items, as applicable: (a) acquisition, transaction and integration related expenses; (b) the write off of unamortized discounts, premiums, deferred financing costs, or additional costs, make whole payments and penalties or premiums incurred as the result of early repayment of debt (collectively “Gain (loss) on extinguishment of debt”); (c) incentive compensation to affiliate recognized as a result of sales of real estate; (d) the remeasurement of deferred tax assets; (e) valuation allowance on deferred tax assets, net; (f) termination fee to affiliate; (g) gain on lease termination; (h) compensation expense related to transition awards; (i) litigation proceeds; and (j) other items that we believe are not indicative of operating performance, generally reported as “Other expense (income)” in our Consolidated Statements of Operations.

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

We define AFFO as Normalized FFO excluding the impact of the following: (a) straight-line rents; (b) amortization of above/ below market lease intangibles; (c) amortization of deferred financing costs; (d) amortization of premium or discount on mortgage notes payable; (e) amortization of deferred community fees and other, which includes the net change in deferred community fees and other rent discounts or incentives; and (f) amortization of equity-based compensation expense.

The following table sets forth a reconciliation of net income (loss) attributable to common stockholders to FFO, Normalized FFO and Adjusted FFO; adjustments below include amounts related to properties classified as discontinued operations:

	Year Ended December 31,
(dollars in thousands)	2020	2019	2018
Net income (loss) attributable to common stockholders	$(6,162)	$(393)	$(159,355)
Depreciation and amortization	66,291	81,297	95,950
Impairment of real estate held for sale	—	—	8,725
(Gain) loss on sale of real estate	(19,992)	122	—
FFO	40,137	81,026	(54,680)
Acquisition, transaction and integration expense	1,504	2,081	15,919
Loss on extinguishment of debt	9,486	335	66,219
Compensation expense related to transition awards	1,280	1,925	—
Termination fee to affiliate	—	—	50,000
Gain on lease termination	—	—	(40,090)
Litigation proceeds, net	—	(38,308)	—
Non-cash valuation allowance on deferred tax assets, net	—	—	5,354
Other expense (A)	1,345	2,051	4,576
Normalized FFO	53,752	49,110	47,298
Straight line rent	(431)	(590)	(5,365)
Amortization of equity-based compensation expense	5,393	2,022	—
Amortization of deferred financing costs	3,380	4,004	10,519
Amortization of deferred community fees and other	(3,022)	1,303	2,935
Adjusted FFO	$59,072	$55,849	$55,387
(A) Primarily includes damage remediation costs due to Hurricane Irma, changes in the fair value of financial instruments and casualty related charges.

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

The following table sets forth a reconciliation of net income (loss) attributable to common stockholders to Adjusted EBITDA; adjustments below include amounts related to properties classified as discontinued operations:

	Years Ended December 31,
(dollars in thousands)	2020	2019	2018
Net income (loss) attributable to common stockholders	$(6,162)	$(393)	$(159,355)
Depreciation and amortization	66,291	81,297	95,950
Impairment of real estate held for sale	—	—	8,725
Deemed dividend on redeemable preferred stock	2,403	2,407	—
(Gain) loss on sale of real estate	(19,992)	122	—
Acquisition, transaction and integration expense	1,504	2,081	15,919
Loss on extinguishment of debt	9,486	335	66,219
Compensation expense related to transition awards	1,280	1,925	—
Termination fee to affiliate	—	—	50,000
Gain on lease termination	—	—	(40,090)
Litigation proceeds, net	—	(38,308)	—
Other expense (A)	1,345	2,051	4,576
Amortization of equity-based compensation expense	5,393	2,022	—
Interest expense	62,923	90,935	101,176
Income tax expense (B)	177	308	5,794
Adjusted EBITDA	$124,648	$144,782	$148,914
(A) Primarily includes damage remediation costs due to Hurricane Irma, changes in the fair value of financial instruments and casualty related charges.
(B) 2018 includes a valuation allowance of $5.4 million recorded against our net deferred tax assets.

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

A summary of our significant accounting policies is presented in "Note 2 - Summary of Significant Accounting Policies" to our consolidated financial statements. The following is a summary of our accounting policies that are most effected by judgments, estimates and assumptions.

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

Resident fees and services include monthly rental revenue, care income and ancillary income recognized from managed properties. Resident fees and services are recognized monthly as services are provided. Most lease agreements with residents are cancellable by the resident with 30 days’ notice. Ancillary income primarily relates to non-refundable community fees. Non-refundable community fees are recognized on a straight-line basis over the estimated length of stay of residents, which management estimates to be approximately 24 months for AL/MC properties and 33 months for IL properties.

Acquisition Accounting

The Company’s real estate acquisitions are generally classified as asset acquisitions. The cost of the asset acquired is allocated to tangible and intangible assets and assumed liabilities at their fair values as of the transaction date, no goodwill is recognized, third party transaction costs are capitalized and any associated contingent consideration is generally recorded when the amount of consideration is reasonably estimable and probable of being paid. The measurement period in which to record adjustments to the transaction is also eliminated. The determination of the fair value of net assets acquired involves significant judgment and estimates, such as estimated future cash flow projections, appropriate discount and capitalization rates and other estimates based on available market information. Estimates of future cash flows are based on a number of factors including property operating results, known and anticipated trends, as well as market and economic conditions.

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

Income Taxes

As a REIT, we are generally not subject to federal income tax on income that we distribute as dividends to our stockholders. Our determination that we qualify as a REIT is based on interpretation of tax laws and our conclusion has an impact on the measurement and recognition of income tax expense. If we were to fail to qualify as a REIT in any taxable year, we would be subject to U.S. federal income tax, including any applicable alternative minimum tax for taxable years beginning prior to January 1, 2018, on our taxable income at regular corporate rates and distributions to stockholders would not be deductible by us in computing our taxable income. Failing to qualify as a REIT could materially and adversely affect our financial position, performance and liquidity.

RECENT ACCOUNTING PRONOUNCEMENTS

See “Note 2 - Summary of Significant Accounting Policies” to our consolidated financial statements for information about recent accounting pronouncements.

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

In August 2020, we entered into an interest rate swap with a notional amount of $270.0 million that matures in September 2025 and in May 2019, we entered into an interest rate swap with a notional amount of $350.0 million that matures in May 2022. These swaps effectively convert LIBOR-based floating-rate debt to fixed-rate debt, thus reducing the impact of interest-rate changes on future interest expense. After considering the effect of the interest rate swap, $419.3 million of our floating rate debt with an average coupon rate of 2.54% would be subject to interest rate fluctuations. As a result, a 100 basis point increase in interest rates would increase annual interest expense by $4.1 million. However, a 100 basis point decrease in interest rates would also increase annual interest expense by $2.4 million due to the impact of LIBOR floors included in certain debt agreements.

The table below sets forth the outstanding face amount of our debt subject to LIBOR fluctuations after incorporating the impact of the interest rate swap discussed above, excluding debt associated with assets classified as discontinued operations:

	Outstanding Face Amount
	December 31, 2020	December 31, 2019
Floating Rate	$419,316	$789,036
Fixed Rate	1,082,808	814,680
Total	$1,502,124	$1,603,716

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

•Our failure to comply with the terms of our financings or a default by our lease counterparty (including a failure by the lease guarantor to satisfy certain financial covenants that depend on the performance of our leased assets, which are outside of our control) could result in the acceleration of the requirement to repay our indebtedness or require us to seek amendments to such agreements, which we may not be able to obtain on commercially reasonable terms, if at all.

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

•Because we derive substantially all of our revenues from operations conducted by third parties, any inability or unwillingness by these property managers to satisfy their respective obligations to us or to renew their leases with us upon expiration of the terms thereof could have a material adverse effect on our liquidity, financial condition, our ability to service our indebtedness and to make distributions to our stockholders.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
New Senior Investment Group Inc. and Subsidiaries
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of New Senior Investment Group Inc. and Subsidiaries (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2021 expressed an unqualified opinion thereon.

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

Impairment of Real Estate Investments

Description of the Matter
At December 31, 2020, the Company’s net real estate investments balance was $1,705.6 million. As discussed in Note 2 of the consolidated financial statements, the Company evaluates its real estate investments periodically or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.

Auditing management’s impairment assessment for real estate investments was especially challenging and involved a high degree of subjectivity as a result of the assumptions and estimates inherent in estimating the future net cash flows of the properties used in the assessment. The Company’s impairment assessment for real estate investments is sensitive to the significant assumptions including, management’s intentions with respect to holding or disposing of individual real estate investments, uncertainty related to significant changes in the Company’s use of assets or the strategy for its overall business, as well as possible negative economic or industry trends for the Company or its tenants. These assumptions are forward-looking and could be affected by future economic and market conditions.

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

To test the Company’s impairment assessment for real estate investments, we performed audit procedures that included, among others, identifying and evaluating indicators of impairment and testing significant assumptions described above and the underlying data used in the impairment assessment. For example, we compared the significant assumptions and inputs used by management to market data including occupancy trends, absorption and rent trends. We also tested the completeness and accuracy of the underlying data used in the Company’s impairment analysis. We held discussions with management about the current status of potential transactions and about management’s judgments to understand the probability of future events that could affect the hold period for the properties. In addition, we searched for and evaluated information that corroborated or contradicted the Company’s assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2014.
New York, New York
February 25, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
New Senior Investment Group Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited New Senior Investment Group Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, New Senior Investment Group Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15 and our report dated February 25, 2021 expressed an unqualified opinion thereon.

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
February 25, 2021

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	December 31,
Assets	2020	2019
Real estate investments:
Land	$134,643	$134,643
Buildings, improvements and other	1,983,363	1,970,036
Accumulated depreciation	(417,455)	(351,555)
Net real estate property	1,700,551	1,753,124
Acquired lease and other intangible assets	7,642	7,642
Accumulated amortization	(2,595)	(2,238)
Net real estate intangibles	5,047	5,404
Net real estate investments	1,705,598	1,758,528
Assets from discontinued operations	—	363,489
Cash and cash equivalents	33,046	39,614
Receivables and other assets, net	34,892	33,078
Total Assets	$1,773,536	$2,194,709

Liabilities, Redeemable Preferred Stock and Equity
Liabilities
Debt, net	$1,486,164	$1,590,632
Liabilities from discontinued operations	—	267,856
Accrued expenses and other liabilities	63,886	59,320
Total Liabilities	1,550,050	1,917,808
Commitments and contingencies (Note 19)
Redeemable Preferred Stock, par value $0.01 per share with $100 liquidation preference, 200,000 shares authorized, issued, and outstanding as of December 31, 2020 and 400,000 shares authorized, issued, and outstanding as of December 31, 2019	20,253	40,506
Equity
Preferred Stock par value $0.01 per share, 99,800,000 shares (excluding 200,000 shares of redeemable preferred stock) authorized and none issued or outstanding as of December 31, 2020 and 99,600,000 shares (excluding 400,000 shares of redeemable preferred stock) authorized and none issued or outstanding as of December 31, 2019	—	—
Common stock par value $0.01 per share, 2,000,000,000 shares authorized, 83,023,970 and 82,964,438 shares issued and outstanding as of December 31, 2020 and 2019, respectively	830	830
Additional paid-in capital	907,577	901,889
Accumulated deficit	(694,194)	(660,588)
Accumulated other comprehensive loss	(10,980)	(5,736)
Total Equity	203,233	236,395
Total Liabilities, Redeemable Preferred Stock and Equity	$1,773,536	$2,194,709
See accompanying notes to consolidated financial statements.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share data)

	Years Ended December 31,
	2020	2019	2018
Revenues
Resident fees and services	$329,951	$339,573	$283,617
Rental revenue	6,330	6,330	39,407
Total revenues	336,281	345,903	323,024
Expenses
Property operating expense	198,061	204,357	172,487
Interest expense	61,562	76,364	85,643
Depreciation and amortization	66,291	68,806	80,129
General and administrative expense	23,018	21,672	13,382
Acquisition, transaction, and integration expense	467	1,501	15,905
Termination fee to affiliate	—	—	50,000
Management fees to affiliate	—	—	14,814
Loss on extinguishment of debt	5,884	335	64,746
Impairment of real estate held for sale	—	—	8,725
Other expense	1,464	2,076	3,961
Total expenses	356,747	375,111	509,792
Loss on sale of real estate	—	(122)	—
Gain on lease termination	—	—	40,090
Litigation proceeds, net	—	38,308	—
Income (loss) before income taxes	(20,466)	8,978	(146,678)
Income tax expense	178	210	4,950
Income (loss) from continuing operations	(20,644)	8,768	(151,628)
Discontinued Operations:
Gain on sale of real estate	19,992	—	—
Loss from discontinued operations	(3,107)	(6,754)	(7,727)
Discontinued operations, net	16,885	(6,754)	(7,727)
Net income (loss)	(3,759)	2,014	(159,355)
Deemed dividend on redeemable preferred stock	(2,403)	(2,407)	—
Net income (loss) attributable to common stockholders	$(6,162)	$(393)	$(159,355)
Basic earnings per common share: (A)
Income (loss) from continuing operations attributable to common stockholders	$(0.28)	$0.08	$(1.85)
Discontinued operations, net	0.20	(0.08)	(0.09)
Net income (loss) attributable to common stockholders (B)	$(0.08)	$—	$(1.94)
Diluted earnings per common share: (A)
Income (loss) from continuing operations attributable to common stockholders	$(0.28)	$0.08	$(1.85)
Discontinued operations, net	0.20	(0.08)	(0.09)
Net income (loss) attributable to common stockholders (B)	$(0.08)	$—	$(1.94)
Weighted average number of shares of common stock outstanding
Basic	82,496,460	82,208,173	82,148,869
Diluted (C)	82,496,460	82,208,173	82,148,869
Dividends declared and paid per share of common stock	$0.33	$0.52	$0.78
(A) Basic earnings per share (“EPS”) is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding. The outstanding shares used to calculate the weighted average basic shares exclude 454,921 and 754,594 restricted stock awards, net of forfeitures, as of December 31, 2020 and 2019, respectively, as those shares were issued but had not vested and therefore, not considered outstanding for purposes of computing basic income (loss) per share. Diluted EPS is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding plus the additional dilutive effect, if any, of common stock equivalents during each period.
(B) Amounts may not sum due to rounding.
(C) Dilutive share equivalents and options were excluded for the years ended December 31, 2020 and 2018 as their inclusion would have been anti-dilutive given our loss position.

See accompanying notes to consolidated financial statements.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except share data)

	Years Ended December 31,
	2020	2019	2018
Net income (loss)	$(3,759)	$2,014	$(159,355)
Other comprehensive income (loss):
Unrealized loss on cash flow hedge	(5,244)	(5,736)	—
Total other comprehensive loss	(5,244)	(5,736)	—
Total comprehensive income (loss)	$(9,003)	$(3,722)	$(159,355)
See accompanying notes to consolidated financial statements.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands, except share data)

	Common Stock		Accumulated Deficit	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Equity at December 31, 2017	82,148,869	$821	$(393,068)	$898,132	$—	$505,885
Director shares issued	—	—	—	3	—	3
Dividends declared ($0.78 per share)	—	—	(64,081)	—	—	(64,081)
Net loss	—	—	(159,355)	—	—	(159,355)
Equity at December 31, 2018	82,148,869	$821	$(616,504)	$898,135	$—	$282,452
Restricted stock awards issued	916,415	9	—	(9)	—	—
Amortization of equity-based compensation	—	—	—	3,488	—	3,488
Director shares issued	60,975	1	—	274	—	275
Restricted stock awards forfeited	(161,821)	(1)	—	1	—	—
Dividends declared - common stock ($0.52 per share)	—	—	(42,749)	—	—	(42,749)
Dividends declared - equity awards ($0.26 - $0.52 per share)	—	—	(942)	—	—	(942)
Deemed dividend on redeemable preferred stock	—	—	(506)	—	—	(506)
Dividends declared on redeemable preferred stock	—	—	(1,901)	—	—	(1,901)
Other comprehensive income (loss)	—	—	—	—	(5,736)	(5,736)
Net income	—	—	2,014	—	—	2,014
Equity at December 31, 2019	82,964,438	$830	$(660,588)	$901,889	$(5,736)	$236,395
Equity awards vested	120,370	1	—	—	—	1
Shares repurchased and retired to satisfy tax withholding upon vesting	(121,240)	(1)	—	(1,051)	—	(1,052)
Amortization of equity-based compensation	—	—	—	6,559	—	6,559
Directors shares issued	60,402	—	—	180	—	180
Dividends declared - common stock ($0.325 per share)	—	—	(26,811)	—	—	(26,811)
Dividends declared - equity awards ($0.065 - $0.325 per share)	—	—	(633)	—	—	(633)
Deemed dividend on redeemable preferred stock	—	—	(253)	—	—	(253)
Dividends declared on redeemable preferred stock	—	—	(2,150)	—	—	(2,150)
Other comprehensive income (loss)	—	—	—	—	(5,244)	(5,244)
Net loss	—	—	(3,759)	—	—	(3,759)
Equity at December 31, 2020	83,023,970	$830	$(694,194)	$907,577	$(10,980)	$203,233
See accompanying notes to consolidated financial statements.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Years Ended December 31,
	2020	2019	2018
Cash Flows From Operating Activities
Net income (loss)	$(3,759)	$2,014	$(159,355)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of tangible assets and amortization of intangible assets	66,291	68,806	80,165
Amortization of deferred financing costs	3,216	2,450	9,725
Amortization of deferred revenue, net	(1,099)	1,768	2,795
Non-cash straight-line rental revenue	(431)	(590)	(5,365)
(Gain) loss on sale of real estate	(19,992)	122	—
Non-cash adjustment on lease termination (A)	—	—	29,910
Loss on extinguishment of debt	5,884	335	64,746
Non-cash termination fee to affiliate	—	—	40,000
Impairment of real estate held for sale	—	—	8,725
Provision for bad debt	—	—	1,699
Amortization of equity-based compensation	6,559	3,488	—
Non-cash valuation allowance on deferred tax assets, net	—	—	4,715
Other non-cash expense	1,730	1,564	4,418
Changes in:
Receivables and other assets, net	2,683	(876)	(5,107)
Due to affiliates	—	—	16,371
Accrued expenses and other liabilities	(4,674)	(17,583)	9,717
Net cash provided by (used in) operating activities - continuing operations	56,408	61,498	103,159
Net cash provided by (used in) operating activities - discontinued operations	(3,105)	13,913	17,918
Net cash provided by operating activities	53,303	75,411	121,077
Cash Flows From Investing Activities
Proceeds from the sale of real estate, net	—	13,086	—
Capital expenditures	(13,437)	(21,131)	(14,155)
Insurance proceeds	65	1,423	971
Net cash provided by (used in) investing activities - continuing operations	(13,372)	(6,622)	(13,184)
Net cash provided by (used in) investing activities - discontinued operations (B)	373,805	(8,387)	(5,978)
Net cash provided by (used in) investing activities	360,433	(15,009)	(19,162)
Cash Flows From Financing Activities
Principal payments of mortgage notes payable and capital lease obligations	(3,646)	(6,748)	(13,343)
Proceeds from mortgage notes payable	270,015	—	1,440,000
Repayments of mortgage notes payable and capital lease obligation	(369,000)	(13,272)	(1,383,785)
Payment of exit fee on extinguishment of debt	(4,504)	(206)	(51,908)
Proceeds from borrowings on revolving credit facility	100,000	—	—
Repayments of borrowings on revolving credit facility	(100,000)	—	—
Payment of common stock dividend	(26,811)	(42,749)	(64,081)
Payment of redeemable preferred stock dividend	(2,656)	(1,901)	—
Payment of restricted stock dividend	(336)	—	—
Payment of deferred financing costs, net	(4,704)	(349)	(23,992)
Purchase of interest rate caps	(81)	(35)	(2,746)
Taxes paid for net settlement of equity-based compensation awards	(1,051)	—	—
Redemption of Series A Preferred Stock	(20,000)	—	—
Net cash provided by (used in) financing activities - continuing operations	(162,774)	(65,260)	(99,855)
Net cash provided by (used in) financing activities - discontinued operations (C)	(260,996)	(23,969)	(66,889)
Net cash provided by (used in) financing activities	(423,770)	(89,229)	(166,744)
Net increase (decrease) in cash, cash equivalents and restricted cash	(10,034)	(28,827)	(64,829)
Cash, cash equivalents and restricted cash, beginning of year	63,829	92,656	157,485
Cash, cash equivalents and restricted cash, end of year	$53,795	$63,829	$92,656
(A) Primarily includes the non-cash write-offs of straight-line rent receivables and net above-market rent lease intangible assets, offset by the fair value of furniture, fixtures, equipment and other improvements received by us as a result of the Lease Termination (as defined in "Note 1 - Organization"). Refer to "Note 3 - Lease Termination" for details.
(B) For the year ended December 31, 2020, amount primarily consists of net proceeds from the AL/MC Portfolio Disposition. Refer to "Note 5 - Dispositions" for details.
(C) For the year ended December 31, 2020, amount primarily consists of repayments of debt in conjunction with the AL/MC Portfolio Disposition. Refer to "Note 5 - Dispositions" for details.

	Years Ended December 31,
	2020	2019	2018
Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest expense	$61,425	$87,454	$89,505
Cash paid during the year for income taxes	287	349	326

Supplemental Schedule of Non-Cash Investing and Financing Activities
Issuance of common stock and exercise of options	$180	$275	$—
Issuance of Redeemable Preferred Stock	—	—	40,000
Capital lease assets	965	764	569
Furniture, fixtures, equipment and other improvements (A)	—	—	10,065
(A) Fair value of furniture, fixtures, equipment and other improvements received by us as a result of the Lease Termination. Refer to "Note 3 - Lease Termination" for details.

	Years Ended December 31,
	2020	2019	2018
Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents	$39,614	$72,422	$137,327
Restricted cash (A)	24,215	20,234	20,158
Total including discontinued operations, beginning of period	$63,829	$92,656	$157,485

Cash and cash equivalents	$33,046	$39,614	$72,422
Restricted cash (A)	20,749	24,215	20,234
Total including discontinued operations, end of period	$53,795	$63,829	$92,656
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
December 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)

1.    ORGANIZATION
New Senior Investment Group Inc. (“New Senior,” “we,” “us” or “our”) is a Real Estate Investment Trust (“REIT”) primarily focused on investing in private pay senior housing properties. We were formed as a Delaware limited liability company in 2012, converted to a Delaware corporation on May 30, 2014 and changed our name to New Senior Investment Group Inc. on June 16, 2014. We are listed on the New York Stock Exchange (“NYSE”) under the symbol “SNR” and are headquartered in New York, New York.

As of December 31, 2020, we owned a geographically diversified portfolio of 103 primarily private pay senior housing properties, consisting of 102 Independent Living (“IL”) properties and one Continuing Care Retirement Community (“CCRC”), located across 36 states. Our 102 IL properties are managed by Holiday Retirement (“Holiday”), a portfolio company that is majority owned by private equity funds managed by an affiliate of FIG LLC (the “Former Manager”), a subsidiary of Fortress Investment Group LLC (“Fortress”), subsidiaries of Merrill Gardens LLC (“Merrill Gardens”), a former affiliate of our Former Manager, and Grace Management, Inc. (“Grace”) (collectively, the “Property Managers”), under Property Management Agreements (collectively, the “Property Management Agreements”). Under the Property Management Agreements, the Property Managers are responsible for the day-to-day operations of our senior housing properties and are entitled to a management fee in accordance with the terms of the Property Management Agreements. Our Property Management Agreements have initial five-year or ten-year terms, with successive, automatic one-year renewal periods. We pay property management fees of 4.5% to 5.0% of effective gross income pursuant to our Property Management Agreements and, in some cases, the Property Managers are eligible to earn an incentive fee based on operating performance. Our CCRC is leased to a healthcare operating company under a triple net lease agreement. In a triple net lease arrangement, the lessee agrees to operate and maintain the property at its own expense, including maintenance, utilities, taxes, insurance, repairs, capital improvements and the payroll expense of property-level employees. Our triple net lease agreement has an initial term of 15 years and includes a renewal option and annual rent increases ranging from 2.75% to 3.25%. Prior to 2019, we held additional triple net lease agreements with affiliates of Holiday. On May 9, 2018, we entered into a lease termination agreement to terminate our triple net leases relating to 51 IL properties (the “Holiday Portfolio”). The lease termination was effective May 14, 2018 (the “Lease Termination”). Concurrently with the Lease Termination, we entered into property management agreements with Holiday to manage the properties in the Holiday Portfolio following the Lease Termination in exchange for a property management fee. As a result, such properties are now managed properties. Refer to "Note 3 – Lease Termination" for additional details.

On February 10, 2020, we completed the sale of all 28 AL/MC properties (the “AL/MC Portfolio Disposition”) pursuant to a Purchase and Sale Agreement, dated as of October 31, 2019 (the “Sale Agreement”), with affiliates of ReNew REIT LLC. Effective October 31, 2019, we classified the AL/MC properties as held for sale and, accordingly, the operations of these properties for the current and prior periods have been classified as discontinued operations in our Consolidated Statements of Operations. Refer to “Note 4 – Discontinued Operations" and “Note 5 – Dispositions” for additional details. Due to the AL/MC Portfolio Disposition in 2020, during the fourth quarter of 2020 we changed our structure from two reportable segments (Managed IL Properties and Other Properties) to one reportable segment (Senior Housing Properties). Accordingly, all prior period segment information has been reclassified to conform to the current period presentation.

Through December 31, 2018, we were externally managed and advised by an affiliate of the Former Manager. On November 19, 2018, we entered into definitive agreements with the Former Manager to internalize our management, effective December 31, 2018 (the “Internalization”). In connection with the Internalization, we also entered into a Transition Services Agreement with the Former Manager to continue to provide certain services for a transition period. In connection with the termination of the Management Agreement, we (i) made a one-time cash payment of $10.0 million to the Former Manager in January 2019, and (ii) issued to the Former Manager 400,000 shares of our newly created Redeemable Series A Cumulative Perpetual Preferred Stock (the “Redeemable Preferred Stock”), with an aggregate fair value of $20.3 million and $40.5 million for the years ended December 31, 2020 and 2019, respectively. In December 2020, we received redemption request for, and redeemed 200,000 shares of the Redeemable Preferred Stock for $20.3 million including accrued dividends.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)

Coronavirus global pandemic

The novel coronavirus (COVID-19) global pandemic is causing significant disruptions to the U.S. and global economies and has contributed to volatility and negative pressure in financial markets. During year ended December 31, 2020, we incurred $3.1 million of COVID-19 related costs, which were recorded in “Property operating expense” in our Consolidated Statements of Operations. These costs mainly consist of personal protective equipment (“PPE”) and other supplies such as packaging necessary for in-room meal deliveries to our residents and to a lesser extent testing kits for residents and staff, temperature screening machines, additional cleaning equipment, or protocols related to the properties. During the year ended December 31, 2020, we saw these costs continue, but they have been largely offset by variable expense savings associated with lower occupancy and strong expense management from our operators. Depending upon how the pandemic continues to evolve, there may be other future operating expenses that we may be required to bear. However, the full extent to which the pandemic will directly or indirectly impact our business including revenues, expenses, value of our real estate, collectability of receivables and operating cash flows is highly uncertain and difficult to predict. If the economic downturn resulting from COVID-19 and measures taken to contain it persists over a long period of time, it could have a prolonged negative impact on our financial condition and results of operations. As the extent and duration of the increasingly broad effects of COVID-19 on the U.S. economy remains unclear, it is difficult for us to assess and estimate its impact on our results of operations at this time.

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

Certain prior period amounts have been reclassified to conform to the current period’s presentation, primarily related to classification of certain properties as discontinued operations and the change in our reportable segments.

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

Resident Fees and Services – Resident fees and services include monthly rental revenue, care income and ancillary income recognized from managed properties. Resident fees and services are recognized monthly as services are provided. Most lease agreements with residents are cancellable by the resident with 30 days’ notice. Ancillary income primarily relates to non-refundable community fees. Non-refundable community fees are recognized on a straight-line basis over the estimated lengths of stay of residents, which approximate 24 months for AL/MC properties and 33 months for IL properties.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)

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

Acquisition Accounting

The Company’s real estate acquisitions are generally classified as asset acquisitions. The cost of the business or asset acquired is allocated to tangible and intangible assets and assumed liabilities at their fair values as of the transaction date, no goodwill is recognized, third party transaction costs are capitalized and any associated contingent consideration is generally recorded when the amount of consideration is reasonably estimable and probable of being paid. The measurement period in which to record adjustments to the transaction is also eliminated. The determination of the fair value of net assets acquired involves significant judgment and estimates, such as estimated future cash flow projections, appropriate discount and capitalization rates and other estimates based on available market information. Estimates of future cash flows are based on a number of factors including property operating results, known and anticipated trends, as well as market and economic conditions.

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

Depreciation is calculated on a straight-line basis using estimated remaining useful lives not to exceed 40 years for buildings, 3 to 10 years for building improvements and 3 to 10 years for other fixed assets.

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
December 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)

Restricted Cash

Restricted cash primarily consists of (i) amounts held by lenders in tax, insurance, replacement reserve and other escrow accounts and (ii) security deposits and is included in “Receivables and other assets, net” in our Consolidated Balance Sheets.

Deferred Financing Costs

Deferred financing costs consist of fees and direct costs incurred in obtaining financing. Deferred financing costs are presented as a direct deduction from the carrying amount of the related debt liability. Deferred financing costs related to debt instruments, excluding the revolving credit facility, are amortized over the terms of the related borrowings using the effective interest rate method as a component of interest expense. Deferred financing costs related to the revolving credit facility are amortized over the term of the debt using the straight-line method, which approximates the effective interest method. Amortized costs of $3.2 million, $2.5 million and $9.7 million are included in “Interest expense” in our Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018, respectively.

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
December 31, 2020, 2019 and 2018
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

We recognize all derivatives as either assets or liabilities at fair value as of the reporting date in “Receivables and other assets, net” or “Accrued expenses and other liabilities,” respectively, on our Consolidated Balance Sheets. Derivative valuation requires us to make estimates and judgments that affect the fair value of the instruments. We apply hedge accounting on our interest rate swaps and therefore, changes in fair value of the instruments are recorded in “Accumulated other comprehensive income (loss)” in our Consolidated Balance Sheets. We do not apply hedge accounting on our interest rate caps and therefore, changes in fair value of these instruments are recorded in “Other expense” in our Consolidated Statements of Operations.

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

Equity-Based Compensation

Compensation expense for all equity-based awards including those with graded vesting schedules granted to employees and non-employees is recognized in “General and administrative expense” in our Consolidated Statements of Operations on a straight-line basis over the vesting period based on the grant date fair value of the award. Forfeitures of equity-based awards are

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)

recognized as they occur and the reversal is recognized in “General and administrative expense” in our Consolidated Statements of Operations.

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

Earnings per Share

The two-class method determines EPS for each class of common stock and participating securities according to dividends declared (or accumulated) and their respective participation rights in undistributed earnings. Non-vested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and, therefore are included in the computation of basic EPS pursuant to the two-class method. During the year ended December 31, 2020, we issued 475,417 restricted stock units, net of forfeitures, to officers, employees and non-employee directors with certain participating rights (“Participating RSUs”).

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

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, (codified under Accounting Standards Codification (“ASC”) 842, Leases). This standard amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. As lessee, a right-of-use asset and corresponding liability for future obligations under a leasing arrangement would be recognized on the balance sheet. As lessor, gross leases will be subject to allocation between lease and non-lease service components, with the latter accounted for under the new revenue recognition standard. Additionally, under the new lease standard, only incremental initial direct costs incurred in the execution of a lease can be capitalized by the lessor and lessee.

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

Resident leases associated with our managed properties contain service components. We elected the practical expedient to account for our resident leases as a single lease component. We elected the practical expedient to account for our resident leases as a single lease component since (1) the timing and pattern or transfer of the lease and non-lease components is the same, (2) the lease component is the predominant component, and (3) the combined single lease component would be classified as an operating lease.

Lessee Accounting
We determine if a contract is or contains a lease at inception. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use asset and lease liability are recognized at the commencement date based on the present value of lease payments over the lease term. We use our incremental borrowing rate to determine the present value of lease payments as the rates implicit in our leases are not readily determinable. As of December 31, 2020, our operating lease right-of-use asset, which approximates our operating lease liability, was $1.7 million for our corporate office, land and equipment leases. Our operating lease right-of-use asset is included in “Buildings, improvements and other” and our operating lease liability is included in “Accrued expenses and other liabilities” in our Consolidated Balance Sheets. The weighted average remaining lease term for our operating leases was 12.7 years and 11.8 years at December 31, 2020 and 2019, respectively. The weighted average discount rate was 5.98% and 6.06% at December 31, 2020 and 2019, respectively.

Upon the adoption of ASC 842, capital leases under prior accounting guidance were classified as finance leases, which did not have a significant change to our accounting for such leases.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). This ASU provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference London Inter-Bank Rate (“LIBOR”) or another rate that is expected to be discontinued. Companies can adopt ASU 2020-04 anytime during the effective period of March 12, 2020 through December 31, 2022. We are currently assessing the provisions of ASU 2020-04 and have not made any hedge accounting elections as of December 31, 2020. If an election is made at a later date, we will apply the provisions of this guidance.

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

4.    DISCONTINUED OPERATIONS
On October 31, 2019, we entered into a Sale Agreement with affiliates of ReNew REIT LLC to sell our entire AL/MC portfolio consisting of 28 AL/MC properties, and we completed this transaction on February 10, 2020. As a result of the Sale Agreement, these properties have been reclassified as discontinued operations in our consolidated financial statements. The sale was completed on February 10, 2020. Refer to “Note 5 - Dispositions” for details.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)

As of December 31, 2019, the assets and liabilities associated with discontinued operations are as follows:

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

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)

For the years ended December 31, 2020, 2019 and 2018, the results of operations associated with discontinued operations are as follows:

	Years Ended December 31,
	2020	2019	2018
Revenues
Resident fees and services	$14,024	$119,307	$121,274
Total revenues	14,024	119,307	121,274
Expenses
Property operating expense	11,328	98,447	95,299
Interest expense	1,361	14,571	15,533
Depreciation and amortization	—	12,491	15,821
Acquisition, transaction, and integration expense	1,037	580	14
General and administrative expense	8	32	6
Loss on extinguishment of debt	3,602	—	1,473
Other (income) expense	(204)	(158)	11
Total expenses	17,132	125,963	128,157
Loss before income taxes	(3,108)	(6,656)	(6,883)
Income tax (benefit) expense	(1)	98	844
Loss from discontinued operations	$(3,107)	$(6,754)	$(7,727)

5.    DISPOSITIONS
2020 Activity

On February 10, 2020, we completed the AL/MC Portfolio Disposition for a gross sale price of $385.0 million and recognized a gain on sale of $20.0 million, which is recorded in “Gain on sale of real estate” within “Discontinued operations, net” in our Consolidated Statements of Operations for the year ended December 31, 2020. In conjunction with the sale, we repaid $260.2 million of debt specifically attributable to the properties included in the AL/MC Portfolio Disposition and recognized a loss on extinguishment of debt of $3.6 million, comprising of $2.5 million in prepayment penalties and $1.1 million in the write-off of unamortized deferred financing costs, which is included in “Loss from discontinued operations” in our Consolidated Statements of Operations for the year ended December 31, 2020.

2019 Activity

During the year ended December 31, 2019, we sold two AL/MC properties for a combined sale price of $13.8 million, and recognized a loss on sale of $0.1 million, which is included in “Loss on sale of real estate” in our Consolidated Statements of Operations. In connection with these dispositions, we repaid $13.7 million of debt. Prior to the sale, both assets were classified as “Assets held for sale” and included in “Receivables and other assets, net” in our Consolidated Balance Sheet as of December 31, 2018.

2018 Activity

We did not have any dispositions during the year ended December 31, 2018.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)

6.    SEGMENT REPORTING
Our primary business is investing in senior housing properties. Due to the AL/MC Portfolio Disposition in 2020, during the fourth quarter of 2020 we changed our structure from two reportable segments (Managed IL Properties and Other Properties) to one reportable segment (Senior Housing Properties). More than 98.1% of our revenues are derived from managed IL properties. This change was made based on the financial information reviewed and used by the chief operating decision maker to make operating decisions, assess performance, develop strategy and allocate capital resources. Accordingly, all prior period segment information has been reclassified to conform to the current period presentation.
The following table presents the percentage of total revenues by geographic location (excluding properties classified as discontinued operations):

	As of and for the year ended December 31, 2020		As of and for the year ended December 31, 2019
	Number of Communities	% of Total Revenue	Number of Communities	% of Total Revenue
California	9	10.2%	9	10.6%
Florida	9	8.9%	9	9.0%
North Carolina	8	8.6%	8	8.4%
Texas	9	8.0%	9	8.0%
Oregon	8	7.2%	8	7.1%
Pennsylvania	5	5.7%	5	6.1%
Other	55	51.4%	55	50.8%
Total	103	100.0%	103	100.0%

7.    REAL ESTATE INVESTMENTS

The following table summarizes our real estate investments (excluding properties classified as discontinued operations):

	December 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value
Land	$134,643	$—	$134,643	$134,643	$—	$134,643
Building and improvements	1,873,132	(321,025)	1,552,107	1,863,866	(266,420)	1,597,446
Furniture, fixtures and equipment	110,231	(96,430)	13,801	106,170	(85,135)	21,035
Total real estate investments	$2,118,006	$(417,455)	$1,700,551	$2,104,679	$(351,555)	$1,753,124

Depreciation expense was $65.9 million, $68.4 million and $72.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The following table summarizes our real estate intangibles (excluding properties classified as discontinued operations):

	December 31, 2020				December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Amortization Period
Intangible lease assets	$7,642	$(2,595)	$5,047	44.1 years	$7,642	$(2,238)	$5,404	43.0 years

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)

Amortization expense was $0.4 million, $0.4 million and $8.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The following table sets forth the estimated future amortization of intangible assets (excluding properties classified as discontinued operations) as of December 31, 2020:

Years Ending December 31
2021	$354
2022	354
2023	354
2024	354
2025	234
Thereafter	3,397
Total intangibles	$5,047

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

We recognized impairment of real estate held for sale of $8.7 million for the year ended December 31, 2018 in our Consolidated Statements of Operations, which represents the charge necessary to adjust the carrying values of two AL/MC properties classified as held for sale to their estimated fair values less costs to sell. No impairment was recognized for the years ended December 31, 2020 and 2019.

Impact of hurricanes

During the year ended 2018, we recognized $0.6 million for damage remediation and other incremental costs for six properties impacted by Hurricane Florence, which are included in “Other expense” in our Consolidated Statements of Operations.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)

8.    RECEIVABLES AND OTHER ASSETS, NET
The following table summarizes our receivables and other assets, net (excluding properties classified as discontinued operations):

	December 31, 2020	December 31, 2019
Escrows held by lenders (A)	$17,694	$15,895
Straight-line rent receivable	4,515	4,084
Prepaid expenses	3,923	3,534
Security deposits	3,037	2,763
Resident receivables, net	1,151	1,345
Income tax receivable	—	821
Other assets and receivables	4,572	4,636
Total receivables and other assets, net	$34,892	$33,078
(A) Represents amounts held by lenders in tax, insurance, replacement reserve and other escrow accounts that are related to mortgage notes collateralized by our properties.

The following table summarizes the allowance for doubtful accounts and the related provision for resident receivables (excluding properties classified as discontinued operations):

	Years Ended December 31,
	2020	2019	2018
Balance, beginning of period	$—	$1,075	$588
Provision for uncollectible receivables (A)	—	—	1,699
Write-offs, net of recoveries	—	(1,075)	(1,212)
Balance, end of period	$—	$—	$1075
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

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)

9.    DEBT, NET
The following table summarizes our debt, net (excluding debt secured by properties classified as discontinued operations):

	December 31, 2020					December 31, 2019
	Outstanding Face Amount	Carrying Value(A)	Maturity Date	Stated Interest Rate	Weighted Average Maturity (Years)	Outstanding Face Amount	Carrying Value(A)
Floating Rate (B)(C)	$1,039,316	$1,025,110	Mar 2022 - Mar 2030	1M LIBOR + 2.00% to 1M LIBOR + 2.75%	5.7	$1,139,036	$1,128,100
Fixed Rate	462,808	461,054	Sep 2025	4.25%	4.5	464,680	462,532
Total	$1,502,124	$1,486,164			5.3	$1,603,716	$1,590,632
(A) The totals are reported net of deferred financing costs of $16.0 million and $13.1 million as of December 31, 2020 and 2019, respectively.
(B) Substantially all of these loans have LIBOR caps that range between 3.38% and 3.75% as of December 31, 2020. Includes $49.3 million of debt that has a LIBOR floor of 0.25%.
(C) As of December 31, 2020, $620.0 million of total floating rate debt has been hedged using interest rate swaps, which are carried at fair value. See “Note 10 - Derivative Instruments” for more information.

The carrying values of the collateral relating to the floating rate and fixed rate debt were $1.2 billion and $0.5 billion, respectively, as of both December 31, 2020 and 2019.

Mortgage Debt

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

In February 2020, in conjunction with the AL/MC Portfolio Disposition, we obtained mortgage financing in the aggregate amount of $270.0 million from KeyBank and assigned to Federal Home Loan Mortgage Corporation (the “2020 Freddie Financing”). The 2020 Freddie Financing is secured by 14 of our Senior Housing Properties, matures on March 1, 2030, and bears interest at an adjustable rate, adjusted monthly, equal to the sum of the one month LIBOR index rate plus 2.12%. Concurrently on the same date, we used the funds from the 2020 Freddie Financing and proceeds from the AL/MC Portfolio Disposition to prepay an aggregate of $368.1 million of secured loans. We recognized a loss on extinguishment of debt of $5.9 million, comprising of $4.5 million in prepayment penalties and $1.4 million in the write-off of unamortized deferred financing costs, and is recorded in “Loss on extinguishment of debt” on our Consolidated Statements of Operations. We incurred a total of $3.3 million in deferred financing costs, which have been capitalized and are being amortized over the life of the loan and the related amortization is included in “Interest expense” in our Consolidated Statements of Operations.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)

Revolving Credit Facility

In December 2018, we entered into a three-year secured revolving credit facility in the amount of $125.0 million bearing interest at LIBOR plus 2.5% (the “Revolver”), which was secured by eight AL/MC properties (classified as discontinued operations as of December 31, 2019) and the pledge of equity interests of certain of our wholly owned subsidiaries that directly or indirectly own such properties. Concurrently on the same day, we used the funds from the financing to prepay an aggregate of $125.4 million of secured loans. We recognized a loss on extinguishment of debt of $1.5 million, comprising of $1.2 million in prepayment penalties and $0.3 million in the write-off of unamortized deferred financing costs on the loans, which is included in “Loss from discontinued operations” in our Consolidated Statements of Operations. We incurred a total of $3.1 million in deferred financing costs, which have been capitalized and are being amortized over the life of the Revolver and the amortization is included in “Loss from discontinued operations” in our Consolidated Statements of Operations. As of December 31, 2019, there was $50.0 million of borrowings outstanding under the Revolver collateralized by properties classified as discontinued operations, and the outstanding balance is included in “Liabilities from discontinued operations” in our Consolidated Balance Sheets. The Revolver may be increased up to a maximum aggregate amount of $300.0 million, of which (i) a portion in an amount of 10.0% of the Revolver may be used for the issuance of letters of credit, and (ii) a portion in an amount of 10.0% of the Revolver may be drawn by us in the form of swing loans. We pay a fee for unused amounts of the Revolver under certain circumstances of $0.2 million for the year ended December 31, 2019, and included in “Loss from discontinued operations” in our Consolidated Statements of Operations.

In February 2020, in connection with the AL/MC Portfolio Disposition, we also amended the Revolver and extended its maturity from December 2021 to February 9, 2024. The amendment allows the Revolver to be increased with lender consent to a maximum aggregate amount of $500.0 million, of which (i) up to 10.0% may be used for the issuance of letters of credit, and (ii) up to 10.0% may be drawn by us in the form of swing loans. The Revolver bears an interest rate of, at our option, (i) the sum of LIBOR plus 2.0% or, in the case of a swing line loan, (ii) the greater of (a) the fluctuating annual rate of interest announced from time to time by KeyBank as its “prime rate,” plus 1.0% (b) 1.5% above the effective federal funds rate and (c) the sum of LIBOR for a one-month interest period plus 2.0%. The Revolver is secured by nine of our Senior Housing Properties and the pledge of the equity interests of certain of our wholly owned subsidiaries. As of December 31, 2020, there were no borrowings outstanding under the Revolver. We continue to pay a fee for unused amounts of the Revolver under certain circumstances, which was $0.2 million for the year ended December 31, 2020 and included in “Interest expense” in our Consolidated Statements of Operations.

We repaid $469.0 million and $13.3 million of debt during the years ended December 31, 2020 and 2019, respectively, and recognized a loss on extinguishment of debt of $5.9 million and $0.3 million, respectively, which represents exit fees and the write-off of related unamortized deferred financing costs.

Our debt (excluding debt collateralized by properties classified as discontinued operations) has contractual maturities as follows:

	Principal Payments	Balloon Payments	Total
2021	$9,260	$—	$9,260
2022	19,125	48,419	67,544
2023	19,841	—	19,841
2024	24,186	—	24,186
2025	21,518	1,098,238	1,119,756
Thereafter	22,778	238,759	261,537
Total outstanding face amount	$116,708	$1,385,416	$1,502,124

Our debt contains various customary financial and other covenants, in some cases including Debt Service Coverage Ratio, Project Yield or Minimum Net Worth, Minimum Consolidated Tangible Net Worth, Adjusted Consolidated EBITDA to Fixed Charges and Liquid Assets provision, as defined in the agreements. We were in compliance with the covenants in our debt agreements as of December 31, 2020.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)

10.    DERIVATIVE INSTRUMENTS
Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements.
Derivatives Designated as Hedging Instruments

Interest rate swap

In August 2020, we entered into a $270.0 million notional interest rate swap with a maturity in September 2025 that effectively converts LIBOR-based floating rate debt to fixed rate debt, thus reducing the impact of interest-rate changes on future interest expense. In May 2019, we entered into a $350.0 million notional interest rate swap with a maturity of May 2022 that effectively converts LIBOR-based floating rate debt to fixed rate debt, thus reducing the impact of interest-rate changes on future interest expense. These interest rate swaps were designated and qualified as cash flow hedged with the change in fair value included in the assessment of hedge effectiveness deferred as a component of OCI, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

As of December 31, 2020 and 2019, our interest rate swap liability of $11.7 million and $5.9 million, respectively was recorded in “Accrued expenses and other liabilities” in our Consolidated Balance Sheets. For the years ended December 31, 2020 and 2019, $6.1 million and $0.2 million of loss was reclassified from accumulated other comprehensive income (loss) into earnings and was recorded in “Interest expense” in our Consolidated Statements of Operations, respectively. As of December 31, 2020, approximately $8.1 million of our swap liability, which is included in accumulated other comprehensive income (loss), is expected to be reclassified into earnings in the next 12 months.

Derivatives Not Designated as Hedging Instruments

Interest rate caps

As of December 31, 2020 and 2019, our interest rate cap assets were recorded in “Receivables and other assets, net” in our Consolidated Balance Sheets. Fair value losses recognized for the years ended December 31, 2020, 2019 and 2018 were $0.1 million, $0.6 million and $2.1 million. These amounts are included in “Other expense” in our Consolidated Statements of Operations and “Other non-cash expense” in our Consolidated Statements of Cash Flows.

In October 2018, we paid $2.5 million to enter into an interest rate cap on the refinancing of the Term Loan, which caps LIBOR at 3.68%, has a notional value of $720.0 million and is effective through November 1, 2021.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)

11.    ACCRUED EXPENSES AND OTHER LIABILITIES
The following table summarizes our accrued expenses and other liabilities (excluding properties classified as discontinued operations):

	December 31, 2020	December 31, 2019
Accounts payable and accrued expenses	$15,067	$17,554
Security deposits payable	2,303	2,486
Due to property managers	9,782	6,752
Mortgage interest payable	3,874	5,665
Deferred community fees, net	5,201	5,865
Rent collected in advance	1,735	2,099
Property tax payable	5,754	5,627
Operating lease liability	1,745	1,942
Derivative liability	11,687	5,896
Other liabilities	6,738	5,434
Total accrued expenses and other liabilities	$63,886	$59,320

12.    FAIR VALUE MEASUREMENTS
The carrying amounts and fair values of our financial instruments were as follows (excluding properties classified as discontinued operations):

	Fair Value Hierarchy	December 31, 2020		December 31, 2019
		Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents (A)	1	$33,046	$33,046	$39,614	$39,614
Restricted cash (A)	1	20,731	20,731	18,658	18,658
Interest rate caps (B)(D)	2	10	10	IMM	IMM
Financial Liabilities:
Mortgage debt (C)	3	$1,486,164	$1,524,210	$1,590,632	$1,592,855
Interest rate swap (B)	2	10,980	10,980	5,736	5,736
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

13.    TRANSACTIONS WITH AFFILIATES
The following disclosures describe transactions with Fortress, Holiday and Merrill Gardens or prior to the Internalization. For additional information regarding the Internalization, the termination of the Management Agreement with our Former Manager and the transition arrangements between the parties, please refer to “Note 1 – Organization”.

Management Agreements

Prior to January 1, 2019, we were party to a management agreement (the “Management Agreement”) with the Former Manager, under which the Former Manager advised us on various aspects of our business and managed our day-to-day operations, subject to the supervision of our board of directors. For its management services, the Former Manager was entitled to a base management fee of 1.5% per annum of our gross equity. Gross equity was generally defined as the equity invested by Drive

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)

Shack Inc. (“Drive Shack”) (including cash contributed to us) as of the completion of the spin-off from Drive Shack, plus the aggregate offering price from stock offerings, plus certain capital contributions to subsidiaries, less capital distributions (calculated without regard to depreciation and amortization) and repurchases of common stock, calculated and payable monthly in arrears in cash. We incurred $14.8 million of management fees during the year ended December 31, 2018 under the Management Agreement, which are included in “Management fees to affiliate” in our Consolidated Statements of Operations.

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

Property Management Agreements

We are party to property management agreements with Merrill Gardens, a former affiliate of Fortress, and Holiday, a portfolio company that is majority owned by a private equity fund managed by an affiliate of Fortress, to manage most of our senior housing properties. Pursuant to these property management agreements, we pay monthly property management fees. For IL properties managed by Merrill Gardens and Holiday, we generally pay management fees equal to 4.5% to 5% of effective gross income. For certain property management agreements, we may also pay an incentive fee based on operating performance of the properties. No incentive fees were incurred during the year ended December 31, 2018. Property management fees are included in “Property operating expense” in our Consolidated Statements of Operations. Other amounts paid to managers affiliated with the Former Manager that are included in property operating expense are payroll expense and travel reimbursement costs. The payroll expense is structured as a reimbursement to the property manager, who is the employer of record.

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
December 31, 2020, 2019 and 2018
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

The following table presents the provision (benefit) for income taxes (excluding discontinued operations):

	Years Ended December 31,
	2020	2019	2018
Current
Federal	$—	$—	$(26)
State and local	178	210	260
Total current provision	178	210	234
Deferred
Federal	—	—	3,699
State and local	—	—	1,017
Total deferred provision	—	—	4,716
Total provision (benefit) for income taxes	$178	$210	$4,950

The income tax provision relating to properties classified as discontinued operations was not material for December 31, 2020 and $0.1 million, and $0.8 million for the years ended December 31, 2019 and 2018, respectively.

Generally, our effective tax rate differs from the federal statutory rate as a result of state and local taxes and non-taxable REIT income. The table below provides a reconciliation of our provision for income taxes, based on the statutory rate of 21%, to the effective tax rate (excluding discontinued operations).

	Years Ended December 31,
	2020	2019	2018
Statutory U.S. federal income tax rate	21.00%	21.00%	21.00%
Non-taxable REIT (loss)	(21.77)%	(30.33)%	(20.91)%
State and local taxes	(0.88)%	2.26%	(0.85)%
Valuation allowance	0.81%	9.24%	(2.56)%
Other	(0.05)%	0.17%	—%
Effective income tax rate	(0.89)%	2.34%	(3.32)%

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)

The tax effects of temporary differences that give rise to significant portions of our deferred tax assets and deferred tax liabilities (excluding discontinued operations) are presented below:

	December 31,
	2020	2019
Deferred tax assets:
Prepaid fees and rent	$3	$9
Net operating loss	7,149	7,330
Deferred rent	—	152
Depreciation and amortization	391	377
Other	24	—
Total deferred tax assets	7,567	7,868
Less valuation allowance	7,567	7,857
Net deferred tax assets	—	11
Deferred tax liabilities:
Depreciation and amortization	—	—
Other	—	11
Total deferred tax liabilities	—	11
Total net deferred tax assets	$—	$—

Net deferred tax assets are included within “Receivables and other assets, net” in our Consolidated Balance Sheets.

As of December 31, 2020, our TRS had a loss carryforward of approximately $28.0 million for federal income tax purposes and $30.4 million for state income tax purposes, which will begin to expire at the end of 2034. The net operating loss carryforward can generally be used to offset future taxable income, if and when it arises.

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income by the TRS during the periods in which temporary differences become deductible and before the net operating loss carryforward expires. We have recorded a valuation allowance of $7.6 million against our net deferred tax assets as of December 31, 2020 as management believes that it is more likely than not that our net deferred tax assets will not be realized. However, the amount of the deferred tax asset considered realizable could be adjusted if (i) estimates of future taxable income during the carryforward period are reduced or increased or (ii) objective negative evidence in the form of cumulative losses is no longer present.

New Senior and our TRS file income tax returns with the U.S. federal government and various state and local jurisdictions. Generally, we are no longer subject to tax examinations by tax authorities for tax years ended prior to December 31, 2016. The examination of our TRS federal income tax return for the year ended December 31, 2013 was completed and is no longer subject to examination. The conclusion of the examination resulted in a minimal reduction to the TRS’s net operating loss carryforward. We have assessed our tax positions for all open years and concluded that there are no material uncertainties to be recognized. As of December 31, 2020, we do not believe that there will be a significant change to uncertain tax positions during the next 12 months.
15.    STOCK-BASED COMPENSATION
Amended and Restated Stock Option and Incentive Award Plan
On January 1, 2019, our board of directors adopted an Amended and Restated Nonqualified Stock Option and Incentive Award Plan (the “Plan”) providing for the grant of equity-based awards, including restricted stock awards (RSAs), restricted stock units (RSUs), stock options, stock appreciation rights, performance awards and other equity-based and non-equity based awards, in each case to our directors, officers, employees, service providers, consultants and advisors. We have reserved 27,922,570 shares of our common stock for issuance under the Plan and as of December 31, 2020, 22,642,798 of the reserved shares under the Plan are available for future awards.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)

Stock Options

Stock options issued under the plan expire 10 years from the date of grant and vest over a period of 3.0 years from the date of grant. During the year December 31, 2019, the fair value of the options as of the date of grant was determined using the Black-Scholes option-pricing model with the following weighted average assumptions (no options were issued in 2018):

	Range	Weighted Average
Expected volatility (mix of historical and implied)	32.0% - 34.0%	33.7%
Expected dividend yield	9.3% - 9.6%	9.3%
Expected remaining term	6 years	6 years
Risk free rate	2.4% - 2.7%	2.7%
Fair value per option at valuation date	$0.50 - $0.64	$0.52

The following is a summary of stock option activity for the year ended December 31, 2020:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Intrinsic Value
Outstanding as of December 31, 2019	10,073,241	$8.57
Granted (A)	20,098	0.32
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding as of December 31, 2020	10,093,339	8.55	4.4	$6,533
Exercisable as of December 31, 2020	8,155,861	9.62	3.5	$4,076
(A) In January 2020, strike prices for outstanding options as of December 31, 2019 were reduced by $0.52 (the “2019 ROC Adjustment”), reflecting the portion of our 2019 dividends which were deemed return of capital pursuant to the terms of the Plan. As a result, 20,098 additional options were issued to the Former Manager, in order to maintain the intrinsic value of an option grant with a strike price below the 2019 ROC Adjustment.

A total unrecognized compensation expense of $0.6 million as of December 31, 2020 is expected to be amortized over a weighted average term of 1.1 years.

Restricted Stock Awards ("RSAs") and Restricted Stock Units ("RSUs")

RSAs and RSUs issued under the plan vest primarily over a period of 1 to 3 years from the date of grant. During the years December 31, 2020 and 2019, the fair value of these awards as of the date of grant was determined using the Company's stock price on such date.

The following is a summary the Company's RSAs and RSUs activity for the year ended December 31, 2020:

	RSAs	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2019	754,594	$4.46	266,032	$7.04
Granted	—	—	477,981	5.59
Vested	(299,673)	4.40	(146,560)	6.80
Forfeited	—	—	(16,098)	7.04
Outstanding as of December 31, 2020	454,921	4.49	581,355	5.90

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)

As of December 31, 2020, we had $1.1 million of unrecognized compensation expense related to non-vested RSAs. That cost is expected to be amortized on a straight-line basis over a weighted average term of 1.1 years. No RSAs were granted during the years ended December 31, 2020 and 2018. The weighted average grant date fair value of RSAs granted in 2019 was $4.40. The total fair value at the vesting date of RSAs vested in 2020 was $2.1 million. No RSAs vested in 2019 and 2018.

As of December 31, 2020, we had $2.1 million of unrecognized compensation expense related to non-vested RSUs. That cost is expected to be amortized on a straight-line basis over a weighted average term of 1.5 years. No RSUs were granted during the year ended December 31, 2018. The weighted average grant date fair value of RSUs granted in 2020 and 2019 was $5.59 and $7.06, respectively. The total fair value at the vesting date of RSUs vested in 2020 was $0.7 million. No RSUs vested in 2019 and 2018.

Performance Stock Units ("PSUs")

Actual PSUs earned may range from 0% - 200% of the PSUs allocated to the award recipient, based on the Company's Total Shareholder Return ("TSR") compared to a peer group based on companies with similar assets and revenue over a three-year performance period that commenced on their respective grant dates.

The fair value of the PSUs as of the date of grant was determined using a Monte Carlo simulation using the following inputs:

	2020		2019
	Range	Weighted Average	Range	Weighted Average
Expected volatility (historical)	30.9%	30.9%	28.0%	28.0%
Expected dividend yield	—%	—%	9.1%	9.1%
Expected remaining term	2.9 years	2.9 years	2.4 years	2.4 years
Fair value per unit at valuation date	$6.89 - $8.80	$8.28	$6.89 - $8.80	$12.44

The following is a summary of PSU activity in 2020:

	Performance Stock Units	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2019	476,717	$12.53
Granted	394,231	8.28
Vested	—	—
Forfeited	—	—
Outstanding as of December 31, 2020	870,948	10.61

As of December 31, 2020, we had $4.8 million of unrecognized compensation expense related to non-vested PSUs. That cost is expected to be amortized on a straight-line basis over a weighted average term of 1.5 years. No PSUs were granted during the year ended December 31, 2018. None of the PSUs have vested.

For the year ended December 31, 2020 and 2019, we recognized $6.6 million and $3.5 million, respectively, of compensation expense relating to the equity-based awards, which is included in “General and administrative expense” in our Consolidated Statements of Operations.

16.    REDEEMABLE PREFERRED STOCK, EQUITY AND EARNINGS PER SHARE
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
December 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)

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

In December 2020, we received a redemption request for, and redeemed 200,000 shares of the Redeemable Preferred Stock for $20.3 million, including accrued dividends.

The following table is a rollforward of our Redeemable Preferred Stock for the year ended December 31, 2020:

Balance as of December 31, 2019	$40,506
Redemptions	(20,000)
Accrued dividend	2,403
Paid dividend	(2,656)
Balance as of December 31, 2020	$20,253

Equity and Dividends

During the years ended December 31, 2020, 2019 and 2018, we declared dividends per share of common stock of $0.33, $0.52 and $0.78, respectively.

2020 Activity

In the first quarter of 2020, strike prices for outstanding options were reduced by $0.52, reflecting the portion of our 2019 dividends which were deemed return of capital.

2019 Activity

In the first quarter of 2019, strike prices for outstanding options were reduced by $0.78, reflecting the portion of our 2018 dividends which were deemed return of capital.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)

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

We have certain equity-based compensation awards that contain non-forfeitable rights to dividends, which are considered participating securities for the purposes of computing EPS pursuant to the two-class method, and therefore we apply the two-class method in our computation of EPS. The two-class method is an earnings allocation methodology that determines EPS for shares of common stock and participating securities according to dividends declared or accumulated and participating rights in undistributed earnings. During periods of loss, there is no allocation required under the two-class method since the participating securities do not have a contractual obligation to fund losses.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)

The following table sets forth the computation of basic and diluted income (loss) per share of common stock for the years ended December 31, 2020, 2019, and 2018:

	Years Ended December 31,
	2020	2019	2018
Numerator for basic and diluted earnings per share:
Income (loss) from continuing operations attributable to common stockholders	$(23,047)	$6,361	$(151,628)
Discontinued operations	16,885	(6,754)	(7,727)
Net income (loss) attributable to common stockholders	(6,162)	(393)	(159,355)
Less: Non-forfeitable dividends allocated to participating RSUs	(115)	—	—
Net income (loss) available to shares of common stock outstanding	$(6,277)	$(393)	$(159,355)
Denominator:
Basic weighted average shares of common stock outstanding (A)	82,496,460	82,208,173	82,148,869
Dilutive shares of common stock - equity awards and options (B)	—	1,664,085	—
Diluted weighted average shares of common stock	82,496,460	83,872,258	82,148,869
Basic earnings per common share:
Income (loss) from continuing operations attributable to shares of common stock	$(0.28)	$0.08	$(1.85)
Discontinued operations	0.20	(0.08)	(0.09)
Net income (loss) attributable to shares of common stock	$(0.08)	$—	$(1.94)
Diluted earnings per common share:
Income (loss) from continuing operations attributable to shares of common stock	$(0.28)	$0.08	$(1.85)
Discontinued operations	0.20	(0.08)	(0.09)
Net income (loss) attributable to shares of common stock	$(0.08)	$—	$(1.94)
(A) The outstanding shares used to calculate the weighted average basic shares exclude 454,921 and 754,594 restricted stock awards as of December 31, 2020 and 2019, net of forfeitures, respectively, as those shares were issued but were not vested and therefore, not considered outstanding for purposes of computing basic loss per share for the years ended December 31, 2020 and 2019.
(B) During the years ended December 31, 2020, and 2018, 989,375 and 499,957 dilutive share equivalents and options were excluded given our loss position, respectively.

17.    CONCENTRATION OF CREDIT RISK
The following table presents our managed properties and other properties as a percentage of total real estate investments (based on their carrying amount and excluding properties classified as held for sale or discontinued operations):

	December 31,
	2020	2019	2018
Holiday managed properties (A)	95.5%	95.5%	95.7%
Merrill Gardens managed properties	0.9%	0.9%	0.9%
All other	3.6%	3.6%	3.4%
(A) Effective May 14, 2018, we terminated our triple net leases with respect to the properties in the Holiday Portfolio and concurrently entered into property management agreements with Holiday with respect to such properties. These assets are included in the Holiday managed properties as of the date of the lease termination.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)

Managed Properties

The following table presents the properties managed by Holiday and Merrill Gardens as a percentage of real estate investments, net, revenue and NOI (excluding properties classified as discontinued operations):

	As of and for the year ended December 31,
	2020		2019		2018
	Holiday	Merrill Gardens	Holiday	Merrill Gardens	Holiday	Merrill Gardens
Real estate investments, net
IL properties	98.4%	0.9%	98.4%	0.9%	98.5%	0.9%
Revenue
IL properties	97.2%	2.1%	97.0%	2.3%	96.3%	2.8%
NOI
IL properties	99.3%	0.5%	98.5%	1.3%	98.0%	1.5%

Effective May 14, 2018, we terminated our triple net leases with respect to the properties in the Holiday Portfolio and concurrently entered into property management agreements with Holiday with respect to such properties. The real estate investments, net, revenue and NOI for such properties following the Lease Termination have been included in managed properties above. This resulted in a significant increase in the real estate investments, net, revenue and NOI of managed properties.

Because Holiday and Merrill Gardens manage, but do not lease our properties, we are not directly exposed to their credit risk in the same manner or to the same extent as that of our triple net lease tenant. However, we rely on Holiday and Merrill Gardens’ personnel, expertise, accounting resources and information systems, proprietary information, good faith and judgment to manage our properties efficiently and effectively. We also rely on Holiday and Merrill Gardens to otherwise operate our properties in compliance with the terms of the Property Management Agreements, although we have various rights as the property owner to terminate and exercise remedies under the Property Management Agreements. Holiday’s and Merrill Gardens’s inability or unwillingness to satisfy their obligations under those agreements, to efficiently and effectively manage our properties, or to provide timely and accurate accounting information could have a material adverse effect on us. Additionally, significant changes in Holiday’s and Merrill Gardens’ senior management or adverse developments in their business and affairs or financial condition could have a material adverse effect on us.

18.    FUTURE MINIMUM RENTS
The following table sets forth future contracted minimum rents from the tenant of our triple net lease property, excluding contingent payment escalations, as of December 31, 2020:

Years Ending December 31
2021	$6,066
2022	6,233
2023	6,405
2024	6,581
2025	6,762
Thereafter	32,126
Total future minimum rents	$64,173

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)

19.    COMMITMENTS AND CONTINGENCIES
As of December 31, 2020, management believes there are no material contingencies that would affect our results of operations, cash flows or financial position.

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

Certain Tax-Related Covenants

If we are treated as a successor to Drive Shack under applicable U.S. federal income tax rules, and if Drive Shack failed to qualify as a REIT for a taxable year ending on or before December 31, 2015, we could be prohibited from electing to be a REIT. Accordingly, in the separation and distribution agreement regarding our spin-off from Drive Shack (the “Separation and Distribution Agreement”), Drive Shack (i) represented that it had no knowledge of any fact or circumstance that would cause us to fail to qualify as a REIT, (ii) covenanted to use commercially reasonable efforts to cooperate with New Senior as necessary to enable us to qualify for taxation as a REIT and receive customary legal opinions concerning REIT status, including providing information and representations to us and our tax counsel with respect to the composition of Drive Shack’s income and assets, the composition of its stockholders and its operation as a REIT, and (iii) covenanted to use its reasonable best efforts to maintain its REIT status for each of Drive Shack’s taxable years ending on or before December 31, 2015 (unless Drive Shack obtains an opinion from a nationally recognized tax counsel or a private letter ruling from the Internal Revenue Service (“IRS”) to the effect that Drive Shack’s failure to maintain its REIT status will not cause us to fail to qualify as a REIT under the successor REIT rule referred to above). To date, Drive Shack has not informed us of any challenge to its REIT status for the applicable time period.

Proceedings Indemnified and Defended by Third Parties

From time to time, we are party to certain legal actions, regulatory investigations and claims for which third parties are contractually obligated to indemnify, defend and hold us harmless. While we are presently not being defended by any tenant and other obligated third parties in these types of matters, there is no assurance that our tenant, their affiliates or other obligated third parties will continue to defend us in these matters, or that such parties will have sufficient assets, income and access to financing to enable them to satisfy their defense and indemnification obligations to us.

In addition, although we and our operators maintain insurance programs against certain risks, including commercial general liability, property, casualty and directors’ and officers’ liability, we cannot provide assurance that such policies will be sufficient to mitigate the financial impact of any individual or group of legal actions, regulatory investigations or claims.

Environmental Costs

As a commercial real estate owner, we are subject to potential environmental costs. As of December 31, 2020, management is not aware of any environmental concerns that would have a material adverse effect on our financial position or results of operations.

Capital Improvement, Repair and Lease Commitments

We have agreed to make $1.0 million available for capital improvements during the 15-year lease period, which ends in 2030, to the triple net lease property under Watermark, none of which has been funded as of December 31, 2020. Upon funding these capital improvements, we will be entitled to a rent increase.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)

Leases

As the lessee, we currently lease our corporate office space located in New York, New York under an operating lease agreement. The lease requires fixed monthly rent payments, expires on June 30, 2024 and does not have any renewal option. We also currently lease land and equipment (dishwashers, copy machines and buses) used at certain of our managed properties under operating lease agreements. Our leases have remaining lease terms ranging from 1 month to 66 years. We do not include any renewal options in our lease terms for calculating our lease liability because as of December 31, 2020, we were not reasonably certain if we will exercise these renewal options at this time.

As of December 31, 2020, our future minimum lease obligations (excluding expense escalations) under our operating leases, including our office lease disclosed above and excluding discontinued operations are as follows:

Years	Operating Leases
2021	$654
2022	515
2023	472
2024	240
2025	8
Thereafter	305
Total future minimum lease payments	2,194
Less imputed interest	(449)
Total operating lease liability	$1,745

Litigation Settlement

As previously described in Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2018 and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2019, June 30, 2019 and September 30, 2019, a derivative lawsuit, captioned Cumming v. Edens, et al., C.A. No. 13007-VCS, was brought on behalf of the Company against certain current and former members of the Company’s board of directors, Fortress Investment Group LLC and certain affiliates and Holiday Acquisition Holdings LLC. On April 23, 2019, the parties reached an agreement to settle the derivative lawsuit. The settlement provided for the payment of $53.0 million to the Company and the recommendation of certain corporate governance changes in exchange for customary releases. The settlement was approved by the Delaware Court of Chancery on July 31, 2019 and a judgment issued the same day. Cash proceeds of $38.6 million were distributed to the Company, which reflected a court-approved fee and expense award to plaintiff’s counsel of $14.5 million. The Company also paid $0.3 million in unreimbursed legal fees. These proceeds were recorded in “Litigation proceeds, net” in our Consolidated Statements of Operations. The Company previously submitted and recommended the agreed-upon governance changes to its stockholders at the Company’s annual meeting of stockholders which was held in June 2019.

20.    SUBSEQUENT EVENTS
These consolidated financial statements include a discussion of material events, if any, which have occurred subsequent to December 31, 2020 (referred to as subsequent events) through the issuance of the consolidated financial statements.

On February 24, 2021, our board of directors declared a cash dividend on our common stock of $0.065 per share of common stock for the quarter ended December 31, 2020. The dividend is payable on March 26, 2021 to stockholders of record on March 12, 2021.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)

21.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarters Ended				Year Ended December 31
	March 31	June 30	September 30	December 31
2020
Revenue	$86,590	$84,533	$83,165	$81,993	$336,281
Net operating income	35,525	35,773	33,208	33,714	138,220
Income (loss) from continuing operations	(11,048)	(2,658)	(3,750)	(3,188)	(20,644)
Discontinued operations, net	16,885	—	—	—	16,885
Net income (loss)	5,837	(2,658)	(3,750)	(3,188)	(3,759)
Net income (loss) attributable to common stockholders	$5,239	$(3,257)	$(4,355)	$(3,789)	$(6,162)

Basic earnings per common share:
Income (loss) from continuing operations attributable to common stockholders	$(0.14)	$(0.04)	$(0.05)	$(0.05)	$(0.28)
Discontinued operations, net	0.20	0.00	0.00	0.00	0.20
Net income (loss) attributable to common stockholders	$0.06	$(0.04)	$(0.05)	$(0.05)	$(0.08)

Diluted earnings per common share:
Income (loss) from continuing operations attributable to common stockholders	$(0.14)	$(0.04)	$(0.05)	$(0.05)	$(0.28)
Discontinued operations, net	0.20	0.00	0.00	0.00	0.20
Net income (loss) attributable to common stockholders	$0.06	$(0.04)	$(0.05)	$(0.05)	$(0.08)

Weighted average number of shares of common stock outstanding
Basic	82,386,622	82,459,741	82,568,919	82,568,966	82,496,460
Diluted	82,386,622	82,459,741	82,568,919	82,568,966	82,496,460

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)

	Quarters Ended				Year Ended December 31
	March 31	June 30	September 30	December 31
2019
Revenue	$87,331	$86,404	$85,956	$86,212	$345,903
Net operating income	34,392	35,711	35,380	36,063	141,546
Litigation proceeds, net	—	—	38,226	82	38,308
Income (loss) from continuing operations	(9,317)	(6,962)	31,348	(6,301)	8,768
Income (loss) from discontinued operations	(1,876)	(2,624)	(2,499)	245	(6,754)
Net income (loss)	(11,193)	(9,586)	28,849	(6,056)	2,014
Net income (loss) attributable to common stockholders	$(11,791)	$(10,185)	$28,244	$(6,661)	$(393)

Basic earnings per common share:
Income (loss) from continuing operations attributable to common stockholders	$(0.12)	$(0.09)	$0.37	$(0.08)	$0.08
Discontinued operations	(0.02)	(0.03)	(0.03)	0.00	(0.08)
Net income (loss) attributable to common stockholders	$(0.14)	$(0.12)	$0.34	$(0.08)	$0.00

Diluted earnings per common share:
Income (loss) from continuing operations attributable to common stockholders	$(0.12)	$(0.09)	$0.37	$(0.08)	$0.08
Discontinued operations	(0.02)	(0.03)	(0.03)	0.00	(0.08)
Net income (loss) attributable to common stockholders	$(0.14)	$(0.12)	$0.34	$(0.08)	$0.00

Weighted average number of shares of common stock outstanding
Basic	82,203,069	82,209,844	82,209,844	82,209,844	82,208,173
Diluted	82,203,069	82,209,844	83,964,231	82,209,844	82,208,173

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2020
(dollars in thousands)

		Location			Initial Cost to the Company				Gross Amount Carried at Close of Period
Property Name	Type	City	State	Encumbrances	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Total (A)	Accumulated Depreciation	Net Book Value	Year Constructed / Renovated	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Managed Properties
Andover Place	IL	Little Rock	AR	$13,939	$630	$14,664	$783	$1,143	$630	$15,525	$1,065	$17,220	$(3,310)	$13,910	1991/NA	2015	3-40 years
Vista de la Montana	IL	Surprise	AZ	$12,450	$1,131	$11,077	$635	$390	$1,131	$11,229	$873	$13,233	$(2,907)	$10,326	1998/NA	2013	3-40 years
Arcadia Place	IL	Vista	CA	$16,508	$1,570	$14,252	$804	$1,294	$1,570	$15,300	$1,050	$17,920	$(3,466)	$14,454	1989/NA	2015	3-40 years
Chateau at Harveston	IL	Temecula	CA	$25,818	$1,564	$27,532	$838	$427	$1,564	$27,833	$964	$30,361	$(5,095)	$25,266	2008/NA	2015	3-40 years
Golden Oaks	IL	Yucaipa	CA	$28,133	$772	$24,989	$867	$532	$772	$25,271	$1,118	$27,161	$(5,065)	$22,096	2008/NA	2015	3-40 years
Rancho Village	IL	Palmdale	CA	$24,607	$323	$22,341	$882	$685	$323	$22,584	$1,325	$24,232	$(4,784)	$19,448	2008/NA	2015	3-40 years
Simi Hills	IL	Simi Valley	CA	$26,025	$3,209	$21,999	$730	$320	$3,209	$22,123	$926	$26,258	$(4,861)	$21,397	2006/NA	2013	3-40 years
The Remington	IL	Hanford	CA	$13,573	$1,300	$16,003	$825	$806	$1,300	$16,277	$1,357	$18,934	$(3,640)	$15,294	1997/NA	2015	3-40 years
The Springs of Escondido	IL	Escondido	CA	$15,313	$670	$14,392	$721	$2,047	$670	$15,650	$1,510	$17,830	$(3,936)	$13,894	1986/NA	2015	3-40 years
The Springs of Napa	IL	Napa	CA	$15,346	$2,420	$11,978	$700	$601	$2,420	$12,195	$1,084	$15,699	$(3,021)	$12,678	1996/NA	2015	3-40 years
The Westmont	IL	Santa Clara	CA	$25,725	$—	$18,049	$754	$1,911	$—	$19,182	$1,532	$20,714	$(4,569)	$16,145	1991/NA	2013	3-40 years
Courtyard at Lakewood	IL	Lakewood	CO	$13,875	$1,327	$14,198	$350	$784	$1,327	$14,676	$655	$16,658	$(3,308)	$13,350	1992/NA	2013	3-40 years
Greeley Place	IL	Greeley	CO	$9,000	$237	$13,859	$596	$769	$237	$14,332	$893	$15,462	$(3,315)	$12,147	1986/NA	2013	3-40 years
Parkwood Estates	IL	Fort Collins	CO	$12,787	$638	$18,055	$627	$491	$638	$18,389	$784	$19,811	$(4,062)	$15,749	1987/NA	2013	3-40 years
Pueblo Regent	IL	Pueblo	CO	$9,225	$446	$13,800	$377	$346	$446	$14,040	$483	$14,969	$(2,965)	$12,004	1985/NA	2013	3-40 years
Quincy Place	IL	Denver	CO	$16,369	$1,180	$18,200	$825	$1,456	$1,180	$19,291	$1,190	$21,661	$(3,986)	$17,675	1996/NA	2015	3-40 years
Lodge at Cold Spring	IL	Rocky Hill	CT	$14,039	$—	$25,807	$605	$649	$—	$26,121	$940	$27,061	$(5,514)	$21,547	1998/NA	2013	3-40 years
Village Gate	IL	Farmington	CT	$23,700	$3,592	$23,254	$268	$809	$3,592	$23,522	$809	$27,923	$(4,886)	$23,037	1989/NA	2013	3-40 years
Augustine Landing	IL	Jacksonville	FL	$18,999	$680	$19,635	$770	$735	$680	$20,140	$1,000	$21,820	$(3,895)	$17,925	1999/NA	2015	3-40 years
Cherry Laurel	IL	Tallahassee	FL	$12,750	$1,100	$20,457	$668	$852	$1,100	$20,691	$1,286	$23,077	$(4,856)	$18,221	2001/NA	2013	3-40 years
Desoto Beach Club	IL	Sarasota	FL	$17,925	$668	$23,944	$668	$534	$668	$24,065	$1,082	$25,815	$(5,325)	$20,490	2005/NA	2013	3-40 years
Marion Woods	IL	Ocala	FL	$19,856	$540	$20,048	$882	$1,003	$540	$20,617	$1,316	$22,473	$(4,561)	$17,912	2003/NA	2015	3-40 years
Regency Residence	IL	Port Richey	FL	$15,075	$1,100	$14,088	$771	$1,003	$1,100	$14,579	$1,284	$16,963	$(3,698)	$13,265	1987/NA	2013	3-40 years
Sterling Court	IL	Deltona	FL	$10,627	$1,095	$13,960	$954	$792	$1,095	$14,456	$1,249	$16,800	$(3,695)	$13,105	2008/NA	2015	3-40 years
University Pines	IL	Pensacola	FL	$20,972	$1,080	$19,150	$777	$1,025	$1,080	$19,893	$1,059	$22,032	$(3,902)	$18,130	1996/NA	2015	3-40 years
Venetian Gardens	IL	Venice	FL	$—	$865	$21,173	$860	$563	$865	$21,382	$1,214	$23,461	$(4,659)	$18,802	2007/NA	2015	3-40 years
Windward Palms	IL	Boynton Beach	FL	$—	$1,564	$20,097	$867	$1,131	$1,564	$20,947	$1,148	$23,659	$(4,681)	$18,978	2007/NA	2015	3-40 years
Pinegate	IL	Macon	GA	$12,850	$540	$12,290	$811	$1,543	$540	$13,319	$1,325	$15,184	$(3,055)	$12,129	2001/NA	2015	3-40 years
Kalama Heights	IL	Kihei	HI	$22,804	$3,360	$27,212	$846	$731	$3,360	$27,535	$1,254	$32,149	$(5,516)	$26,633	2000/NA	2015	3-40 years
Illahee Hills	IL	Urbandale	IA	$10,464	$694	$11,980	$476	$445	$694	$12,082	$820	$13,596	$(2,934)	$10,662	1995/NA	2013	3-40 years
Palmer Hills	IL	Bettendorf	IA	$10,367	$1,488	$10,878	$466	$809	$1,488	$11,251	$903	$13,642	$(2,846)	$10,796	1990/NA	2013	3-40 years
Blair House	IL	Normal	IL	$11,914	$329	$14,498	$627	$361	$329	$14,660	$827	$15,816	$(3,445)	$12,371	1989/NA	2013	3-40 years
Redbud Hills	IL	Bloomington	IN	$16,434	$2,140	$17,839	$797	$632	$2,140	$18,239	$1,029	$21,408	$(3,724)	$17,684	1998/NA	2015	3-40 years
Grasslands Estates	IL	Wichita	KS	$13,237	$504	$17,888	$802	$342	$504	$17,962	$1,071	$19,537	$(4,220)	$15,317	2001/NA	2013	3-40 years
Greenwood Terrace	IL	Lenexa	KS	19,564	950	21,883	811	1,268	950	22,293	1,669	24,912	(5,032)	19,880	2003/NA	2015	3-40 years
Thornton Place	IL	Topeka	KS	11,111	327	14,415	734	354	327	14,550	953	15,830	(3,725)	12,105	1998/NA	2013	3-40 years

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2020
(dollars in thousands)

		Location			Initial Cost to the Company				Gross Amount Carried at Close of Period
Property Name	Type	City	State	Encumbrances	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Total (A)	Accumulated Depreciation	Net Book Value	Year Constructed / Renovated	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Jackson Oaks	IL	Paducah	KY	6,450	267	19,195	864	304	267	19,350	1,013	20,630	(4,476)	16,154	2004/NA	2013	3-40 years
Summerfield Estates	IL	Shreveport	LA	—	525	5,584	175	561	525	5,715	604	6,844	(1,483)	5,361	1988/NA	2013	3-40 years
Waterview Court	IL	Shreveport	LA	4,265	1,267	4,070	376	1,923	1,267	5,550	820	7,637	(2,102)	5,535	1999/NA	2015	3-40 years
Bluebird Estates	IL	East Longmeadow	MA	24,357	5,745	24,591	954	602	5,745	25,048	1,099	31,892	(5,471)	26,421	2008/NA	2015	3-40 years
Quail Run Estates	IL	Agawam	MA	18,723	1,410	21,330	853	843	1,410	21,753	1,273	24,436	(4,970)	19,466	1996/NA	2015	3-40 years
Blue Water Lodge	IL	Fort Gratiot	MI	16,400	62	16,034	833	277	62	16,144	999	17,205	(3,923)	13,282	2001/NA	2013	3-40 years
Genesee Gardens	IL	Flint Township	MI	15,836	420	17,080	825	722	420	17,534	1,093	19,047	(3,681)	15,366	2001/NA	2015	3-40 years
Briarcrest Estates	IL	Ballwin	MO	11,287	1,255	16,509	525	862	1,255	17,028	868	19,151	(3,802)	15,349	1990/NA	2013	3-40 years
Country Squire	IL	St. Joseph	MO	12,467	864	16,353	627	503	864	16,490	994	18,348	(3,886)	14,462	1990/NA	2013	3-40 years
Orchid Terrace	IL	St. Louis	MO	23,929	1,061	26,636	833	172	1,061	26,691	950	28,702	(5,690)	23,012	2006/NA	2013	3-40 years
Chateau Ridgeland	IL	Ridgeland	MS	7,492	967	7,277	535	516	967	7,454	874	9,295	(2,135)	7,160	1986/NA	2013	3-40 years
Aspen View	IL	Billings	MT	14,053	930	22,611	881	1,097	930	23,482	1,107	25,519	(4,760)	20,759	1996/NA	2015	3-40 years
Grizzly Peak	IL	Missoula	MT	16,717	309	16,447	658	323	309	16,581	846	17,736	(3,777)	13,959	1997/NA	2013	3-40 years
Cedar Ridge	IL	Burlington	NC	15,574	1,030	20,330	832	550	1,030	20,716	996	22,742	(3,947)	18,795	2006/NA	2015	3-40 years
Crescent Heights	IL	Concord	NC	22,025	1,960	21,290	867	444	1,960	21,518	1,083	24,561	(4,700)	19,861	2008/NA	2015	3-40 years
Durham Regent	IL	Durham	NC	16,425	1,061	24,149	605	1,040	1,061	24,507	1,287	26,855	(5,145)	21,710	1989/NA	2013	3-40 years
Forsyth Court	IL	Winston Salem	NC	11,899	1,428	13,286	499	1,724	1,428	14,538	971	16,937	(3,393)	13,544	1989/NA	2015	3-40 years
Jordan Oaks	IL	Cary	NC	19,950	2,103	20,847	774	494	2,103	20,934	1,180	24,217	(4,893)	19,324	2003/NA	2013	3-40 years
Lodge at Wake Forest	IL	Wake Forest	NC	28,181	1,209	22,571	867	593	1,209	22,908	1,124	25,241	(4,727)	20,514	2008/NA	2015	3-40 years
Shads Landing	IL	Charlotte	NC	—	1,939	21,988	846	367	1,939	22,180	1,020	25,139	(4,931)	20,208	2008/NA	2015	3-40 years
Woods at Holly Tree	IL	Wilmington	NC	27,272	3,310	24,934	811	804	3,310	25,221	1,328	29,859	(5,025)	24,834	2001/NA	2015	3-40 years
Rolling Hills Ranch	IL	Omaha	NE	—	1,022	16,251	846	408	1,022	16,513	990	18,525	(3,768)	14,757	2007/NA	2015	3-40 years
Maple Suites	IL	Dover	NH	28,675	1,084	30,943	838	536	1,084	31,238	1,080	33,402	(6,497)	26,905	2007/NA	2015	3-40 years
Montara Meadows	IL	Las Vegas	NV	11,623	1,840	11,654	1,206	2,608	1,840	13,103	2,365	17,308	(4,412)	12,896	1986/NA	2015	3-40 years
Sky Peaks	IL	Reno	NV	18,900	1,061	19,793	605	379	1,061	19,887	891	21,839	(4,448)	17,391	2002/NA	2013	3-40 years
Fleming Point	IL	Greece	NY	19,875	699	20,644	668	759	699	21,112	959	22,770	(4,654)	18,116	2004/NA	2013	3-40 years
Manor at Woodside	IL	Poughkeepsie	NY	—	—	12,130	670	2,003	—	13,688	1,115	14,803	(3,884)	10,919	2001/NA	2013	3-40 years
Maple Downs	IL	Fayetteville	NY	20,850	782	25,656	668	667	782	26,054	937	27,773	(5,516)	22,257	2003/NA	2013	3-40 years
Alexis Gardens	IL	Toledo	OH	17,314	450	18,412	811	684	450	18,849	1,058	20,357	(3,861)	16,496	2002/NA	2015	3-40 years
Copley Place	IL	Copley	OH	11,388	553	19,125	867	130	553	19,374	748	20,675	(4,169)	16,506	2008/NA	2015	3-40 years
Lionwood	IL	Oklahoma City	OK	—	744	5,180	383	1,557	744	6,309	812	7,865	(1,945)	5,920	2000/NA	2015	3-40 years
Fountains at Hidden Lakes	IL	Salem	OR	9,750	903	6,568	—	538	903	6,902	204	8,009	(1,363)	6,646	1990/NA	2013	3-40 years

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2020
(dollars in thousands)

		Location			Initial Cost to the Company				Gross Amount Carried at Close of Period
Property Name	Type	City	State	Encumbrances	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Total (A)	Accumulated Depreciation	Net Book Value	Year Constructed / Renovated	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Hidden Lakes	IL	Salem	OR	17,325	1,389	16,639	893	928	1,389	17,089	1,371	19,849	(4,175)	15,674	1990/NA	2013	3-40 years
Parkrose Chateau	IL	Portland	OR	12,518	2,742	17,472	749	1,007	2,742	18,202	1,027	21,971	(3,796)	18,175	1991/NA	2015	3-40 years
Rock Creek	IL	Hillsboro	OR	16,427	1,617	11,783	486	381	1,617	11,869	781	14,267	(2,751)	11,516	1996/NA	2013	3-40 years
Sheldon Oaks	IL	Eugene	OR	14,325	1,577	17,380	675	358	1,577	17,584	828	19,989	(4,006)	15,983	1995/NA	2013	3-40 years
Stone Lodge	IL	Bend	OR	19,596	1,200	25,753	790	911	1,200	26,348	1,106	28,654	(4,846)	23,808	1999/NA	2015	3-40 years
Stoneybrook Lodge	IL	Corvallis	OR	25,875	1,543	18,119	843	412	1,543	18,335	1,039	20,917	(4,329)	16,588	1999/NA	2013	3-40 years
The Regent	IL	Corvallis	OR	11,325	1,111	7,720	228	417	1,111	7,840	524	9,475	(1,841)	7,634	1983/NA	2013	3-40 years
Essex House	IL	Lemoyne	PA	16,050	936	25,585	668	379	936	25,678	954	27,568	(5,473)	22,095	2002/NA	2013	3-40 years
Manor at Oakridge	IL	Harrisburg	PA	15,150	992	24,379	764	286	992	24,520	908	26,420	(5,223)	21,197	2000/NA	2013	3-40 years
Niagara Village	IL	Erie	PA	12,793	750	16,544	790	722	750	16,994	1,062	18,806	(3,652)	15,154	1999/NA	2015	3-40 years
Walnut Woods	IL	Boyertown	PA	15,600	308	18,058	496	793	308	18,603	744	19,655	(3,944)	15,711	1997/NA	2013	3-40 years
Indigo Pines	IL	Hilton Head	SC	15,272	2,850	15,970	832	1,794	2,850	16,724	1,872	21,446	(4,261)	17,185	1999/NA	2015	3-40 years
Holiday Hills Estates	IL	Rapid City	SD	12,014	430	22,209	790	794	430	22,784	1,008	24,222	(4,209)	20,013	1999/NA	2015	3-40 years
Echo Ridge	IL	Knoxville	TN	20,826	1,522	21,469	770	482	1,522	21,704	1,017	24,243	(4,316)	19,927	1997/NA	2015	3-40 years
Uffelman Estates	IL	Clarksville	TN	9,600	625	10,521	298	530	625	10,791	558	11,974	(2,395)	9,579	1993/NA	2013	3-40 years
Arlington Plaza	IL	Arlington	TX	7,135	319	9,821	391	389	319	9,939	661	10,919	(2,368)	8,551	1987/NA	2013	3-40 years
Cypress Woods	IL	Kingwood	TX	—	1,376	19,815	860	681	1,376	20,247	1,109	22,732	(4,447)	18,285	2008/NA	2015	3-40 years
Dogwood Estates	IL	Denton	TX	15,779	1,002	18,525	714	447	1,002	18,837	850	20,689	(4,226)	16,463	2005/NA	2013	3-40 years
Madison Estates	IL	San Antonio	TX	9,262	1,528	14,850	268	1,269	1,528	15,428	958	17,914	(3,564)	14,350	1984/NA	2013	3-40 years
Pinewood Hills	IL	Flower Mound	TX	15,000	2,073	17,552	704	443	2,073	17,785	914	20,772	(4,060)	16,712	2007/NA	2013	3-40 years
The Bentley	IL	Dallas	TX	13,725	2,351	12,270	526	878	2,351	12,838	835	16,024	(3,011)	13,013	1996/NA	2013	3-40 years
The El Dorado	IL	Richardson	TX	7,350	1,316	12,220	710	437	1,316	12,384	983	14,683	(3,183)	11,500	1996/NA	2013	3-40 years
Ventura Place	IL	Lubbock	TX	14,100	1,018	18,034	946	783	1,018	18,317	1,447	20,782	(4,697)	16,085	1997/NA	2013	3-40 years
Whiterock Court	IL	Dallas	TX	10,239	2,837	12,205	446	690	2,837	12,521	821	16,179	(2,995)	13,184	2001/NA	2013	3-40 years
Chateau Brickyard	IL	Salt Lake City	UT	—	700	3,297	15	1,749	700	4,605	456	5,761	(1,780)	3,981	1984/2007	2012	3-40 years
Olympus Ranch	IL	Murray	UT	17,142	1,407	20,515	846	684	1,407	20,993	1,052	23,452	(4,268)	19,184	2008/NA	2015	3-40 years
Pioneer Valley Lodge	IL	North Logan	UT	5,908	1,049	17,920	740	256	1,049	18,019	898	19,966	(4,196)	15,770	2001/NA	2013	3-40 years
Colonial Harbor	IL	Yorktown	VA	16,389	2,211	19,523	689	600	2,211	19,665	1,147	23,023	(4,616)	18,407	2005/NA	2013	3-40 years
Elm Park Estates	IL	Roanoke	VA	13,527	990	15,648	770	673	990	16,025	1,066	18,081	(3,404)	14,677	1991/NA	2015	3-40 years
Heritage Oaks	IL	Richmond	VA	—	1,630	9,570	705	2,130	1,630	10,990	1,415	14,035	(3,580)	10,455	1987/NA	2013	3-40 years
Bridge Park	IL	Seattle	WA	12,703	2,315	18,607	1,135	623	2,315	18,899	1,465	22,679	(4,305)	18,374	2008/NA	2015	3-40 years
Peninsula	IL	Gig Harbor	WA	20,195	2,085	21,983	846	326	2,085	22,154	1,001	25,240	(4,383)	20,857	2008/NA	2015	3-40 years
Oakwood Hills	IL	Eau Claire	WI	13,275	516	18,872	645	256	516	18,943	830	20,289	(4,181)	16,108	2003/NA	2013	3-40 years
The Jefferson	IL	Middleton	WI	13,340	1,460	15,540	804	628	1,460	15,986	983	18,429	(3,383)	15,046	2005/NA	2015	3-40 years
Managed Properties Total				1,452,823	126,068	1,781,720	71,208	78,709	126,068	1,826,212	105,425	2,057,705	(407,757)	1,649,948

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2020
(dollars in thousands)

		Location			Initial Cost to the Company				Gross Amount Carried at Close of Period
Property Name	Type	City	State	Encumbrances	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Total (A)	Accumulated Depreciation	Net Book Value	Year Constructed / Renovated	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Triple Net Lease Property
Watermark at Logan Square	CCRC	Philadelphia	PA	49,301	8,575	46,031	2,380	990	8,575	46,776	2,625	57,976	(9,456)	48,520	1984/2009	2015	3-40 years
Triple Net Lease Property Total				49,301	8,575	46,031	2,380	990	8,575	46,776	2,625	57,976	(9,456)	48,520

All Other Assets
Corporate FF&E & Leasehold Improvements	N/A	New York	NY	—	—	—	—	652	—	144	508	652	(242)	410	N/A	2018	3-5 years
Right-of-use asset	N/A	N/A	N/A	—	—	—	—	1,673	—	—	1,673	1,673	—	1,673	N/A	N/A	3-5 years
All Other Assets Total				—	—	—	—	2,325	—	144	2,181	2,325	(242)	2,083

Grand Total				$1,502,124	$134,643	$1,827,751	$73,588	$82,024	$134,643	$1,873,132	$110,231	$2,118,006	$(417,455)	$1,700,551
(A) For United States federal income tax purposes, the initial aggregate cost basis, including furniture, fixtures, and equipment, was approximately $2.05 billion as of December 31, 2020.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2020
(dollars in thousands)

The following table is a rollforward of the gross carrying amount and accumulated depreciation of real estate assets (depreciation is calculated on a straight line basis using the estimated useful lives detailed in “Note 2 - Summary of Significant Accounting Policies”):

	Years Ended December 31,
Gross carrying amount	2020	2019	2018
Beginning of period	$2,545,800	$2,513,769	$2,511,762
Acquisitions	—	—	—
Additions	14,346	33,380	32,072
Sales and/or transfers to assets held for sale	(442,547)	—	(18,294)
Impairment of real estate held for sale	—	—	(8,725)
Disposals and other	407	(1,349)	(3,046)
End of period	$2,118,006	$2,545,800	$2,513,769

Accumulated depreciation
Beginning of period	$(439,274)	$(358,368)	$(275,794)
Depreciation expense	(65,914)	(80,937)	(87,698)
Sales and/or transfers to assets held for sale	87,733	—	5,124
Disposals and other	—	31	—
End of period	$(417,455)	$(439,274)	$(358,368)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES

a.Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2020, the Company’s disclosure controls and procedures are effective.
b.Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2020, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report included herein.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our executive officers is provided in Part I of this Annual Report on Form 10-K under the heading "Executive Officers of the Registrant".

ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference to our definitive proxy statement for the 2021 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A Exchange Act, within 120 days after the fiscal year ended December 31, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference to our definitive proxy statement for the 2021 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A Exchange Act, within 120 days after the fiscal year ended December 31, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Incorporated by reference to our definitive proxy statement for the 2021 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A Exchange Act, within 120 days after the fiscal year ended December 31, 2020.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated by reference to our definitive proxy statement for the 2021 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A Exchange Act, within 120 days after the fiscal year ended December 31, 2020.

PART IV
ITEM 15. EXHIBITS; FINANCIAL STATEMENT SCHEDULES

(a)	Financial statements and schedules: See “Financial Statements and Supplementary Data” included in Part II, Item 8 of this Annual Report on Form 10-K.
(b)	Exhibits filed with this Annual Report on Form 10-K:
	Exhibit No.	Exhibit Descriptions	Incorporated by Reference				Filed Herewith
			Form	File No.	Exhibit	Filing Date
	3.1	Amended and Restated Certificate of Incorporation of New Senior Investment Group Inc.	8-K	001-36499	3.1	6/12/2019
	3.2	Certificate of Designation for the Series A Preferred Stock.	8-K	001-36499	3.1	1/3/2019
	3.3	Amended and Restated Bylaws of New Senior Investment Group Inc.	10-Q	001-36499	3.1	5/3/2020
	4.1	Description of Securities					X
	10.1	Transition Services Agreement, dated December 31, 2018, by and between New Senior Investment Group Inc. and FIG LLC	8-K	001-36499	10.1	1/3/2019
	10.2**	Letter Agreement, dated November 16, 2018, by and between New Senior Investment Group Inc. and Susan Givens	10-K	001-36499	10.5	2/26/2019
	10.3**	Letter Agreement, dated December 18, 2018, by and between New Senior Investment Group Inc. and Bhairav Patel	10-K	001-36499	10.7	2/26/2019
	10.4**	Letter Agreement, dated April 9, 2020, by and between New Senior Investment Group Inc. and Lori B. Marino.	10-K	001-36499	10.7	2/28/2020
	10.5**	Form of Indemnification Agreement by and between New Senior Investment Group Inc. and its directors and officers	10	001-36499	10.2	7/29/2014
	10.6**	Amended and Restated New Senior Investment Group Inc. Nonqualified Stock Option and Incentive Award Plan	S-8	001-36499	99.1	1/22/2019
	10.7**	Form of Restricted Stock Award Agreement	10-K	001-36499	10.10	2/26/2019
	10.8**	Form of Option Award Agreement	10-K	001-36499	10.11	2/26/2019
	10.9**	Form of Restricted Stock Unit Award Agreement for Directors	10-Q	001-36499	10.1	8/05/2019
	10.10**	Form of Restricted Stock Unit Award Agreement for Executive Officers	10-Q	001-36499	10.2	8/05/2019
	10.11**	Form of Performance Stock Unit Award Agreement for Executive Officers	10-Q	001-36499	10.3	8/05/2019
	10.12	Multifamily Loan and Security Agreement - Seniors Housing dated as of August 12, 2015, by and between SNR 27 Alexis Gardens Owner LLC, a Delaware limited liability company, as Borrower (“Borrower”), and Walker & Dunlop, LLC, as Lender (“Lender”)	8-K	001-36499	10.1	8/17/2015
	10.13	Multifamily Note - Fixed Rate Defeasance, dated as of August 12, 2015, executed by Borrower in favor of Lender, as defined in Exhibit 10.10	8-K	001-36499	10.2	8/17/2015
	10.14	Master Multifamily Loan and Security Agreement - Senior Housing, dated as of October 10, 2018, by and among the entities listed on Schedule 1 thereto, as Borrowers, and Lender	8-K	001-36499	10.1	10/15/2018

10.15	Multifamily Note - Floating Rate, dated as of October 10, 2018, executed by Borrowers in favor of Lender	8-K	001-36499	10.2	10/15/2018
10.16	Credit Agreement, dated as of December 13, 2018, by and among the Company, as borrower, Agent, the lenders that are parties therein, and KeyBanc Capital Markets Inc., as lead arranger	8-K	001-36499	10.1	12/19/2018
10.17	First Amendment to Credit Agreement, dated as of May 10, 2019, by and among the Company, as borrower, Agent, the lenders that are parties therein, and KeyBanc Capital Markets Inc., as lead arranger	10-K	001-36499	10.20	2/28/2020
10.18	Second Amendment to Credit Agreement and Other Loan Documents, dated as of February 10, 2020, by and among the Company, as borrower, Agent, the lenders that are parties therein, and KeyBanc Capital Markets Inc., as lead arranger	8-K	001-36499	10.1	2/11/2020
10.19	Third Amendment to Credit Agreement and Other Loan Documents, dated as of April 7, 2020, by and among the Company, as borrower, Agent, the lenders that are parties therein, and KeyBanc Capital Markets Inc., as lead arranger	10-Q	001-36499	10.1	8/07/2020
10.20	Fourth Amendment to Credit Agreement and Other Loan Documents, dated as of June 29, 2020, by and among the Company, as borrower, Agent, the lenders that are parties therein, and KeyBanc Capital Markets Inc., as lead arranger	10-Q	001-36499	10.2	8/07/2020
10.21	Multifamily Loan and Security Agreement, dated as of February 10, 2020, by and between SNR 24 Bluebird Estates Owner LLC, as Borrower, and KeyBank National Association, as Lender	8-K	001-36499	10.2	2/11/2020
10.22	Multifamily Note – Floating Rate, dated as of February 10, 2020, executed by SNR 24 Bluebird Estates Owner LLC in favor of KeyBank National Association	8-K	001-36499	10.3	2/11/2020
10.23	Purchase and Sale Agreement, dated October 31, 2019, by and among the Seller and various purchaser parties named therein	8-K	001-36499	10.4	2/11/2020
21.1	Subsidiaries of the registrant					X
23.1	Consent of Ernst & Young LLP, independent registered accounting firm.					X
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS*	Inline XBRL Instance Document.					X
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101	X
*	XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.	X
**	Management contract or compensatory plan or arrangement.	X

In accordance with Instruction 2 to Item 601 of Regulation S-K, the Company has filed (i) only one of 28 Multifamily Loan and Security Agreements dated as of August 12, 2015 and the related Multifamily Notes as Exhibit 10.12 and Exhibit 10.13, respectively, (ii) only one of 50 Multifamily Loan and Security Agreements dated as of October 10, 2018 and the related Multifamily Notes as Exhibit 10.14 and Exhibit 10.15, respectively, and (iii) only one of the 14 Multifamily Loan and Security Agreements dated February 10, 2020 and the related Multifamily Notes as Exhibit 10.21 and 10.22, respectively. The omitted Multifamily Loan and Security Agreements and the related Multifamily Notes are substantially identical in all material respects to the Multifamily Loan and Security Agreements and Multifamily Notes that are filed as exhibits, except as to the borrower thereto, the principal amount and certain property-specific provisions.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

NEW SENIOR INVESTMENT GROUP INC.
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

Signature	Title	Date
Director and Chief Executive Officer (Principal Executive Officer)
/s/ Susan Givens		February 25, 2021
Susan Givens
Executive Vice President of Finance and Accounting and Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ Bhairav Patel		February 25, 2021
Bhairav Patel

/s/ Robert F. Savage	Chairman of the Board	February 25, 2021
Robert F. Savage

/s/ Frances Aldrich Sevilla-Sacasa	Director	February 25, 2021
Frances Aldrich Sevilla-Sacasa

/s/ Virgis W. Colbert	Director	February 25, 2021
Virgis W. Colbert

/s/ Norman K. Jenkins	Director	February 25, 2021
Norman K. Jenkins

/s/ Michael D. Malone	Director	February 25, 2021
Michael D. Malone

/s/ Stuart A. McFarland	Director	February 25, 2021
Stuart A. McFarland

/s/ David H. Milner	Director	February 25, 2021
David H. Milner

/s/ Cassia van Hoof Holstein	Director	February 25, 2021
Cassia van Hoof Holstein