Form 10-Q
period 2021-03-31
New Senior Investment Group Inc.
filed 2021-05-05
CIK 1610114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

Large accelerated filer	☐	Accelerated filer	☒
Smaller reporting company	☐	Non-accelerated filer	☐
		Emerging growth company	☐
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

Common stock, par value $0.01 per share: 83,819,799 shares outstanding as of April 30, 2021.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of New Senior Investment Group Inc.’s (“New Senior,” the “Company,” “we,” “us” or “our”) investments, the stability of our earnings, and our financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “endeavor,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “will,” “would” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual outcome of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

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
•our ability to manage our liquidity and sustain distributions to our stockholders, particularly in light of the cash shortfall described in our most recent Annual Report on Form 10-K under the heading “Risk Factors” and in this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources”;
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
•concentration risk with respect to Holiday Retirement (“Holiday”), which, for the three months ended March 31, 2021, accounted for 94.2% of total net operating income (“NOI”);
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
•changes in economic conditions generally and the real estate, senior housing, equity and bond markets specifically, including general economic uncertainty as a result of the COVID-19 pandemic and a worsening of global economic conditions or low levels of economic growth;
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

Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our management’s views only as of the date of this Quarterly Report on Form 10-Q, and to consider carefully the factors discussed in this report under the heading “Risk Factors” and under the heading “Risk Factors” in our 2020 Annual Report on Form 10-K in evaluating these forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

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

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	March 31, 2021	December 31, 2020
	(Unaudited)	(Note)
Assets
Real estate investments:
Land	$134,643	$134,643
Buildings, improvements and other	1,985,648	1,983,363
Accumulated depreciation	(433,249)	(417,455)
Net real estate property	1,687,042	1,700,551
Acquired lease and other intangible assets	7,642	7,642
Accumulated amortization	(2,684)	(2,595)
Net real estate intangibles	4,958	5,047
Net real estate investments	1,692,000	1,705,598
Cash and cash equivalents	24,749	33,046
Receivables and other assets, net	40,023	34,892
Total Assets	$1,756,772	$1,773,536

Liabilities, Redeemable Preferred Stock and Equity
Liabilities
Debt, net	$1,484,996	$1,486,164
Accrued expenses and other liabilities	52,896	63,886
Total Liabilities	1,537,892	1,550,050
Commitments and contingencies (Note 15)
Redeemable preferred stock, par value $0.01 per share with $100 liquidation preference, 200,000 shares authorized, issued and outstanding as of both March 31, 2021 and December 31, 2020	20,247	20,253
Equity
Preferred stock, par value $0.01 per share, 99,800,000 shares (excluding 200,000 shares of redeemable preferred stock) authorized, none issued or outstanding as of both March 31, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 83,819,799 and 83,023,970 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	838	830
Additional paid-in capital	908,976	907,577
Accumulated deficit	(707,371)	(694,194)
Accumulated other comprehensive loss	(3,810)	(10,980)
Total Equity	198,633	203,233
Total Liabilities, Redeemable Preferred Stock and Equity	$1,756,772	$1,773,536
Note: The consolidated balance sheet at December 31, 2020 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to consolidated financial statements (unaudited).

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended March 31,
	2021	2020
Revenues
Resident fees and services	$78,113	$85,007
Rental revenue	1,583	1,583
Total revenues	79,696	86,590
Expenses
Property operating expense	49,448	51,065
Depreciation and amortization	15,889	17,536
Interest expense	14,353	17,219
General and administrative expense	6,275	5,846
Acquisition, transaction and integration expense	393	133
Loss on extinguishment of debt	—	5,884
Other expense (income)	615	(105)
Total expenses	86,973	97,578
Loss before income taxes	(7,277)	(10,988)
Income tax expense	34	60
Loss from continuing operations	(7,311)	(11,048)
Discontinued Operations:
Gain on sale of real estate	—	19,992
Loss from discontinued operations	—	(3,107)
Discontinued operations, net	—	16,885
Net income (loss)	(7,311)	5,837
Deemed dividend on redeemable preferred stock	(296)	(598)
Net income (loss) attributable to common stockholders	$(7,607)	$5,239
Basic and diluted earnings per common share: (A)
Loss from continuing operations attributable to common stockholders	$(0.09)	$(0.14)
Discontinued operations, net	—	0.20
Net income (loss) attributable to common stockholders (B)	$(0.09)	$0.06
Weighted average number of shares of common stock outstanding
Basic and diluted (C)	82,815,790	82,386,622
Dividends declared and paid per share of common stock	$0.07	$0.13
(A)Basic earnings per share (“EPS”) is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding. The outstanding shares used to calculate the weighted average basic shares outstanding exclude 266,139 and 493,599 restricted stock awards, net of forfeitures, for the three months ended March 31, 2021 and 2020, respectively, as those shares were issued but were not vested and therefore, not considered outstanding for purposes of computing basic EPS. Diluted EPS is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding plus the additional dilutive effect, if any, of common stock equivalents during each period.
(B)Amounts may not sum due to rounding.
(C)Dilutive share equivalents and options were excluded for the three months ended March 31, 2021 and 2020 as their inclusion would have been anti-dilutive given our loss position.

See accompanying notes to consolidated financial statements (unaudited).

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$(7,311)	$5,837
Other comprehensive income (loss):
Unrealized gain (loss) on cash flow hedge	7,170	(8,718)
Total other comprehensive income (loss)	7,170	(8,718)
Total comprehensive income (loss)	$(141)	$(2,881)

See accompanying notes to consolidated financial statements (unaudited).

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended March 31, 2021
	Common Stock		Accumulated Deficit	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Equity at December 31, 2020	83,023,970	$830	$(694,194)	$907,577	$(10,980)	$203,233
Equity awards vested	78,776	1	—	—	—	1
Shares repurchased and retired to satisfy tax withholding upon vesting	(67,070)	(1)	—	(644)	—	(645)
Amortization of equity-based compensation	—	—	—	2,051	—	2,051
Option exercise	784,123	8	—	(8)	—	—
Dividends declared - common stock ($0.065 per share)	—	—	(5,380)	—	—	(5,380)
Dividends declared - equity awards ($0.065 per share)	—	—	(190)	—	—	(190)
Deemed dividend on redeemable preferred stock	—	—	(247)	—	—	(247)
Dividends declared on redeemable preferred stock	—	—	(49)	—	—	(49)
Other comprehensive income	—	—	—	—	7,170	7,170
Net loss	—	—	(7,311)	—	—	(7,311)
Equity at March 31, 2021	83,819,799	$838	$(707,371)	$908,976	$(3,810)	$198,633

	Three Months Ended March 31, 2020
	Common Stock		Accumulated Deficit	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount
Equity at December 31, 2019	82,964,438	$830	$(660,588)	$901,889	$(5,736)	$236,395
Equity awards vested	23,137	—	—	—	—	—
Shares repurchased and retired to satisfy tax withholding upon vesting	(107,353)	(1)	—	(998)	—	(999)
Amortization of equity-based compensation	—	—	—	1,397	—	1,397
Dividends declared - common stock ($0.13 per share)	—	—	(10,708)	—	—	(10,708)
Dividends declared - equity awards ($0.13 per share)	—	—	(367)	—	—	(367)
Deemed dividend on redeemable preferred stock	—	—	(500)	—	—	(500)
Dividends declared on redeemable preferred stock	—	—	(98)	—	—	(98)
Other comprehensive loss	—	—	—	—	(8,718)	(8,718)
Net income	—	—	5,837	—	—	5,837
Equity at March 31, 2020	82,880,222	$829	$(666,424)	$902,288	$(14,454)	$222,239

See accompanying notes to consolidated financial statements (unaudited).

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2021	2020
Cash Flows From Operating Activities
Net income (loss)	$(7,311)	$5,837
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of tangible assets and amortization of intangible assets	15,889	17,536
Amortization of deferred financing costs	957	742
Amortization of deferred revenue, net	(450)	(64)
Non-cash straight-line rental revenue	(95)	(134)
Loss on extinguishment of debt	—	5,884
Amortization of equity-based compensation	2,051	1,397
Gain on sale of real estate	—	(19,992)
Other non-cash expense	324	235
Changes in:
Receivables and other assets, net	(4,008)	(2,505)
Accrued expenses and other liabilities	(7,789)	(10,072)
Net cash provided by (used in) operating activities - continuing operations	(432)	(1,136)
Net cash provided by (used in) operating activities - discontinued operations	—	(3,105)
Net cash provided by (used in) operating activities	(432)	(4,241)
Cash Flows From Investing Activities
Capital expenditures	(2,672)	(2,802)
Insurance proceeds, net	209	15
Net cash provided by (used in) investing activities - continuing operations	(2,463)	(2,787)
Net cash provided by (used in) investing activities - discontinued operations (A)	—	373,805
Net cash provided by (used in) investing activities	(2,463)	371,018
Cash Flows From Financing Activities
Principal payments of mortgage notes payable and capital lease obligations	(2,197)	(1,189)
Proceeds from mortgage notes payable	—	270,015
Proceeds from borrowings on the revolving credit facility	—	100,000
Repayments of mortgage notes payable and capital lease obligations	—	(368,149)
Payment of exit fee on extinguishment of debt	—	(4,504)
Payment of deferred financing costs	—	(4,767)
Purchase of interest rate caps	—	(81)
Taxes paid for net settlement of equity-based compensation awards	(645)	(999)
Payment of common stock dividend	(5,380)	(10,708)
Payment of redeemable preferred stock dividend	(302)	(604)
Payment of restricted stock dividend	(242)	(191)
Net cash provided by (used in) financing activities - continuing operations	(8,766)	(21,177)
Net cash provided by (used in) financing activities - discontinued operations (B)	—	(260,996)
Net cash provided by (used in) financing activities	(8,766)	(282,173)
Net increase (decrease) in cash, cash equivalents and restricted cash	(11,661)	84,604
Cash, cash equivalents and restricted cash, beginning of period	53,795	63,829
Cash, cash equivalents and restricted cash, end of period	$42,134	$148,433

(A) For the three months ended March 31, 2020, amount primarily consists of net proceeds from the AL/MC Portfolio Disposition. Refer to “Note 4 - Dispositions” for details.
(B) For the three months ended March 31, 2020, amount primarily consists of repayments of debt in conjunction with the AL/MC Portfolio Disposition. Refer to “Note 4 - Dispositions” for details.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2021	2020
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$13,308	$18,922
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Capital lease obligations	$258	$278

	Three Months Ended March 31,
	2021	2020
Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents	$33,046	$39,614
Restricted cash (A)	20,749	24,215
Total, beginning of period	$53,795	$63,829
Cash and cash equivalents	$24,749	$135,103
Restricted cash (A)	17,385	13,330
Total, end of period	$42,134	$148,433
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

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2021
(dollars in tables in thousands, except share data)

1.ORGANIZATION

New Senior Investment Group Inc. (“New Senior,” “we,” “us” or “our”) is a Real Estate Investment Trust (“REIT”) primarily focused on investing in private pay senior housing properties. As of March 31, 2021, we owned a geographically diversified portfolio of 103 primarily private pay senior housing properties consisting of 102 independent living (“IL”) properties and one continuing care retirement community (“CCRC”), located across 36 states. We are listed on the New York Stock Exchange (“NYSE”) under the symbol “SNR” and are headquartered in New York, New York.

We operate in one reportable segment: Senior Housing Properties.

Our 102 IL properties are managed by Holiday Retirement (“Holiday”), a company that is majority owned by private equity funds managed by an affiliate of FIG LLC (the “Former Manager”), a subsidiary of Fortress Investment Group LLC (“Fortress”), subsidiaries of Merrill Gardens LLC (“Merrill Gardens”), a former affiliate of our Former Manager, and Grace Management, Inc. (“Grace”) (collectively, the “Property Managers”), under Property Management Agreements (collectively, the “Property Management Agreements”). Under the Property Management Agreements, the Property Managers are responsible for the day-to-day operations of our senior housing properties and are entitled to a management fee in accordance with the terms of the Property Management Agreements. Our Property Management Agreements have initial five-year or ten-year terms, with successive, automatic one-year renewal periods. We pay property management fees of 4.5% to 5.0% of effective gross income pursuant to our Property Management Agreements and, in some cases, the Property Managers are eligible to earn an incentive fee based on operating performance.

Our CCRC is leased to Watermark Retirement Communities, Inc. (“Watermark”), a healthcare operating company, under a triple net lease agreement. In a triple net lease arrangement, the lessee agrees to operate and maintain the property at its own expense, including maintenance, utilities, taxes, insurance, repairs, capital improvements and the payroll expense of property-level employees. Our triple net lease agreement has an initial term of 15 years and includes a renewal option and annual rent increases ranging from 2.75% to 3.25%.

We were formed as a Delaware limited liability company on May 17, 2012 as a wholly owned subsidiary of Drive Shack Inc., formerly Newcastle Investment Corp. (“Drive Shack”). On November 6, 2014, we were spun-off from Drive Shack and our shares of common stock were publicly listed on the NYSE.

Coronavirus (COVID-19) global pandemic

The novel coronavirus (COVID-19) global pandemic is causing significant disruptions to the U.S. and global economies and has contributed to volatility and negative pressure in financial markets. During the three months ended March 31, 2021 and 2020, we incurred $0.3 million and $0.5 million of COVID-19 related costs, respectively, which were recorded in “Property operating expense” in our Consolidated Statements of Operations. These costs mainly consist of personal protective equipment (“PPE”) and other supplies such as packaging necessary for in-room meal deliveries to our residents and to a lesser extent testing kits for residents and staff, temperature screening machines, additional cleaning equipment, or protocols related to the properties. During the three months ended March 31, 2021, we saw these costs continue, but they have been largely offset by variable expense savings associated with lower occupancy and strong expense management from our property managers. Depending upon how the pandemic continues to evolve, there may be other future operating expenses that we may be required to bear. As of March 31, 2021, almost all of our properties had hosted clinics to administer the COVID-19 vaccine to residents and employees, however it is too early to determine whether vaccination levels or availability will influence demand and occupancy at our properties. The full extent to which the pandemic will directly or indirectly impact our business including revenues, expenses, value of our real estate, collectability of receivables and operating cash flows is highly uncertain and difficult to predict. If the economic downturn resulting from COVID-19 and measures taken to contain it persists over a long period of time, it could have a prolonged negative impact on our financial condition and results of operations. As the extent and duration of the increasingly broad effects of COVID-19 on the U.S. economy remains unclear, it is difficult for us to assess and estimate its impact on our results of operations at this time. We have evaluated the impacts of COVID-19 on our business operations to date and have incorporated information concerning the impact of COVID-19 in our assessment of the business. We will continue to monitor the COVID-19 pandemic and adjust our assessment based on the latest information available.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2021
(dollars in tables in thousands, except share data)

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP’’) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. The consolidated financial statements include the accounts of New Senior and its consolidated subsidiaries. All significant intercompany transactions and balances have been eliminated. We consolidate those entities in which we have control over significant operating, financial and investing decisions of the entity. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC.

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

Significant Accounting Policies

Refer to our significant accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 for other significant accounting policies.

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Simplifying the Accounting for Income Taxes. The ASU simplifies accounting for income taxes by eliminating certain exceptions to the general approach in ASC 740, Income Taxes, and clarifies certain aspects of the guidance for more consistent application. The simplifications relate to intraperiod tax allocations when there is a loss in continuing operations and a gain outside of continuing operations, accounting for tax law or tax rate changes and year-to-date losses in interim periods, recognition of deferred tax liability for outside basis difference when investment ownership changes, and accounting for franchise taxes that are partially based on income. Transition is generally prospective, other than the provision related to outside basis difference which is on a modified retrospective basis with the cumulative effect adjusted to retained earnings at the beginning of the period adopted, and franchise tax provision which is either full or modified retrospective. We adopted ASU 2019-12 on January 1, 2021, and the adoption of this standard did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). This ASU provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference London Inter-Bank Rate (“LIBOR”) or another rate that is expected to be discontinued. Companies can adopt ASU 2020-04 anytime during the effective period of March 12, 2020 through December 31, 2022. We are currently assessing the provisions of ASU 2020-04 and have not made any hedge accounting elections as of March 31, 2021. If an election is made at a later date, we will apply the provisions of this guidance.

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848) (“ASU 2021-01”). The amendments in ASU 2021-01 clarify that certain optional expedients and exceptions for contract modifications and hedge accounting apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of the discontinuation of the use of LIBOR as a benchmark interest rate due to reference rate reform. We are currently evaluating the impact of this guidance.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2021
(dollars in tables in thousands, except share data)

3.DISCONTINUED OPERATIONS

On February 10, 2020, we sold a portfolio of 28 assisted living/memory care (“AL/MC”) properties for a gross sale price of $385.0 million (the “AL/MC Portfolio Disposition”) to affiliates of ReNew REIT LLC. The portfolio represented a separate reportable segment at the time and the sale represented a strategic shift that would have a major effect on our operations and financial results. As a result, we classified the assets and liabilities associated with the operations of the 28 AL/MC properties as discontinued operations in our consolidated financial statements for the three months ended March 31, 2020. Refer to “Note 4 - Dispositions” for details.

For the three months ended March 31, 2020, the results of operations associated with discontinued operations are as follows:

Three Months Ended March 31, 2020

Revenues
Resident fees and services	$14,024
Total revenues	14,024
Expenses
Property operating expenses	11,328
Interest expense	1,361
Acquisition, transaction, and integration expense	1,037
General and administrative expense	8
Loss on extinguishment of debt	3,602
Other income	(204)
Total expenses	17,132
Loss before income taxes	(3,108)
Income tax benefit	(1)
Loss from discontinued operations	$(3,107)

4. DISPOSITIONS

2021 Activity

We did not have any dispositions during the three months ended March 31, 2021.

2020 Activity

On February 10, 2020, we completed the AL/MC Portfolio Disposition for a gross sale price of $385.0 million and recognized a gain on sale of $20.0 million, which is recorded in “Gain on sale of real estate” within “Discontinued operations, net” in our Consolidated Statements of Operations for the three months ended March 31, 2020. In conjunction with the sale, we repaid $260.2 million of debt specifically attributable to the properties included in the AL/MC Portfolio Disposition and recognized a loss on extinguishment of debt of $3.6 million, comprised of $2.5 million in prepayment penalties and $1.1 million in the write-off of unamortized deferred financing costs, which is included in “Loss from discontinued operations” in our Consolidated Statements of Operations for the three months ended March 31, 2020.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2021
(dollars in tables in thousands, except share data)

5.SEGMENT REPORTING

Our primary business is investing in senior housing properties. We currently operate and report results in one reportable segment, Senior Housing Properties. Prior to the fourth quarter of 2020, we had two reportable segments (Managed IL Properties and Other Properties). Due to the AL/MC Disposition which resulted in the sale of all but one of the assets in the Other Properties segment, we changed the composition of our reportable segments to be in line with the financial information reviewed and used by the chief operating decision maker to make operating decisions, assess performance, develop strategy and allocate capital resources. Accordingly, all prior period segment information has been reclassified to conform to the current period presentation.

6.REAL ESTATE INVESTMENTS

The following table summarizes our real estate investments:

	March 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value
Land	$134,643	$—	$134,643	$134,643	$—	$134,643
Building and improvements	1,874,723	(334,834)	1,539,889	1,873,132	(321,025)	1,552,107
Furniture, fixtures and equipment	110,925	(98,415)	12,510	110,231	(96,430)	13,801
Total real estate investments	$2,120,291	$(433,249)	$1,687,042	$2,118,006	$(417,455)	$1,700,551

Depreciation expense was $15.8 million and $17.4 million for the three months ended March 31, 2021 and 2020, respectively.

The following table summarizes our real estate intangibles:

	March 31, 2021				December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Amortization Period
Intangible lease assets	$7,642	$(2,684)	$4,958	44.5 years	$7,642	$(2,595)	$5,047	44.1 years

Amortization expense was $0.1 million for both the three months ended March 31, 2021 and 2020.

We evaluate long-lived assets, primarily consisting of our real estate investments, for impairment indicators. In performing this evaluation, market conditions and our current intentions with respect to holding or disposing of the asset are considered. Where indicators of impairment are present, we evaluate whether the sum of the expected future undiscounted cash flows is less than book value. Based on our assessment, no charges were necessary for the three months ended March 31, 2021 and 2020.

Impact of Texas Winter Storm

During the three months ended March 31, 2021, we recognized $0.3 million related to damage remediation and other incremental costs for 21 properties impacted by a significant winter storm in Texas in February 2021, which are included in “Other expense” in our Consolidated Statements of Operations. We do not expect additional remediation costs related to the winter storm in subsequent periods to be material.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2021
(dollars in tables in thousands, except share data)

7.RECEIVABLES AND OTHER ASSETS, NET

The following table summarizes our receivables and other assets, net:

	March 31, 2021	December 31, 2020
Escrows held by lenders (A)	$14,396	$17,694
Straight-line rent receivable	4,610	4,515
Prepaid expenses	6,803	3,923
Security deposits	2,989	3,037
Resident receivables, net	985	1,151
Derivative asset	4,208	—
Other assets and receivables	6,032	4,572
Total receivables and other assets	$40,023	$34,892
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

The following table sets forth future contracted minimum rents from the tenant of our triple net lease property, excluding contingent payment escalations, as of March 31, 2021:

2021 (nine months)	$4,577
2022	6,233
2023	6,405
2024	6,581
2025	6,762
Thereafter	32,126
Total future minimum rents	$62,684

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2021
(dollars in tables in thousands, except share data)

8.DEBT, NET

	March 31, 2021					December 31, 2020
	Outstanding Face Amount	Carrying Value (A)	Maturity Date	Stated Interest Rate	Weighted Average Maturity (Years)	Outstanding Face Amount	Carrying Value (A)
Floating Rate (B)(C)	$1,039,137	$1,025,792	Mar 2022- Mar 2030	1M LIBOR + 2.12% to 1M LIBOR + 2.75%	5.4	$1,039,316	$1,025,110
Fixed Rate	460,861	459,204	Sep 2025	4.25%	4.3	462,808	461,054
Total	$1,499,998	$1,484,996			5.1	$1,502,124	$1,486,164
(A)The totals are reported net of deferred financing costs of $15.0 million and $16.0 million as of March 31, 2021 and December 31, 2020, respectively.
(B)Substantially all of these loans have LIBOR caps that range between 3.38% and 3.75% as of March 31, 2021.
(C)As of March 31, 2021, $620.0 million of total floating rate debt has been hedged using interest rate swaps, which are carried at fair value. See “Note 9 - Derivative Instruments” for more information.

The carrying value of the collateral relating to the floating rate and fixed rate debt was $1.2 billion and $0.5 billion, respectively, as of both March 31, 2021, and December 31, 2020.

Mortgage Debt

In February 2020, in conjunction with the AL/MC Portfolio Disposition, we obtained mortgage financing in the aggregate amount of $270.0 million from KeyBank and assigned to Federal Home Loan Mortgage Corporation (the “2020 Freddie Financing”). The 2020 Freddie Financing is secured by 14 of our senior housing properties, matures on March 1, 2030, and bears interest at an adjustable rate, adjusted monthly, equal to the sum of the one month LIBOR index rate plus 2.12%. Concurrently on the same date, we used the funds from the 2020 Freddie Financing and proceeds from the AL/MC Portfolio Disposition to prepay an aggregate of $368.1 million of secured loans. We recognized a loss on extinguishment of debt of $5.9 million, comprised of $4.5 million in prepayment penalties and $1.4 million in the write-off of unamortized deferred financing costs, which is included in “Loss on extinguishment of debt” on our Consolidated Statements of Operations for the three months ended March 31, 2020. We incurred a total of $3.3 million in deferred financing costs, which have been capitalized and are being amortized over the life of the loan and the related amortization is included in “Interest expense” in our Consolidated Statements of Operations three months ended March 31, 2020.

Revolving Credit Facility

In February 2020, in connection with the AL/MC Portfolio Disposition, we also amended our secured revolving credit facility in the amount of $125.0 million (the “Revolver”), and extended its maturity from December 2021 to February 9, 2024. The amendment allows the Revolver to be increased with lender consent to a maximum aggregate amount of $500.0 million, of which (i) up to 10% may be used for the issuance of letters of credit, and (ii) up to 10% may be drawn by us in the form of swing loans. The Revolver bears an interest rate of, at our option, (i) the sum of LIBOR plus 2.0% or, in the case of a swing line loan, (ii) the greater of (a) the fluctuating annual rate of interest announced from time to time by KeyBank as its “prime rate,” plus 1.0% (b) 1.5% above the effective federal funds rate and (c) the sum of LIBOR for a one-month interest period plus 2.0%. The Revolver is secured by nine of our senior housing properties and the pledge of the equity interests of certain of our wholly owned subsidiaries. As of March 31, 2021, there were no borrowings outstanding under the Revolver. We continue to pay a fee for unused amounts of the Revolver under certain circumstances, which was $0.1 million for the three months ended March 31, 2021 and included in “Interest expense” in our Consolidated Statements of Operations. Our fee for unused amounts was not material for the three months ended March 31, 2020.

Our debt agreements contain various customary financial and other covenants, in some cases including a debt service coverage ratio and project yield, as defined in the agreements. We are in compliance with the covenants in our debt agreements as of March 31, 2021.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2021
(dollars in tables in thousands, except share data)

9.DERIVATIVE INSTRUMENTS

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements.

Derivatives Designated as Hedging Instruments

Interest rate swap

In August 2020, we entered into a $270.0 million notional interest rate swap with a maturity in September 2025. In May 2019, we entered into a $350.0 million notional interest rate swap with a maturity of May 2022. Both swaps effectively convert LIBOR-based floating rate debt to fixed rate debt, thus reducing the impact of interest-rate changes on future interest expense. These interest rate swaps were designated and qualified as cash flow hedged with the change in fair value included in the assessment of hedge effectiveness deferred as a component of other comprehensive income (“OCI”), and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

As of March 31, 2021 and December 31, 2020, our interest rate swap liability of $8.7 million and $11.7 million, respectively, was recorded in “Accrued expenses and other liabilities” in our Consolidated Balance Sheets. As of March 31, 2021, our interest rate swap asset of $4.2 million was recorded in “Receivables and other assets, net” in our Consolidated Balance Sheets.

For the three months ended March 31, 2021 and 2020, $2.1 million and $0.5 million of loss was reclassified from accumulated other comprehensive income (loss) into earnings and was recorded in “Interest expense” in our Consolidated Statements of Operations, respectively. As of March 31, 2021, approximately $8.0 million of our interest rate swap liability, which is included in accumulated other comprehensive income (loss), is expected to be reclassified into earnings in the next 12 months.

Derivatives Not Designated as Hedging Instruments

Interest rate caps

As of March 31, 2021 and December 31, 2020, our interest rate cap assets were recorded in “Receivables and other assets, net” in our Consolidated Balance Sheets. Fair value losses recognized for the three months ended March 31, 2021 and 2020 were not material. These amounts are included in “Other expense” in our Consolidated Statements of Operations and “Other non-cash expense” in our Consolidated Statements of Cash Flows.

10.ACCRUED EXPENSES AND OTHER LIABILITIES

The following table summarizes our accrued expenses and other liabilities (excluding properties classified as discontinued operations):

	March 31, 2021	December 31, 2020
Accounts payable	$12,774	$15,067
Security deposits payable	2,263	2,303
Due to property managers	6,083	9,782
Mortgage interest payable	3,881	3,874
Deferred community fees, net	4,882	5,201
Rent collected in advance	1,808	1,735
Property tax payable	4,816	5,754
Operating lease liability	1,627	1,745
Derivative liability	8,744	11,687
Other liabilities	6,018	6,738
Total accrued expenses and other liabilities	$52,896	$63,886

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2021
(dollars in tables in thousands, except share data)

11. FAIR VALUE MEASUREMENTS

The carrying amounts and fair values of our financial instruments were as follows:

	Fair Value Hierarchy	March 31, 2021		December 31, 2020
		Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents (A)	1	$24,749	$24,749	$33,046	$33,046
Restricted cash (A)	1	17,385	17,385	20,749	20,749
Interest rate swap (B)	2	4,208	4,208	—	—
Interest rate caps (B)	2	28	28	10	10
Financial Liabilities:
Mortgage debt (C)	3	$1,484,996	$1,548,241	$1,486,164	$1,524,210
Interest rate swap (B)	2	8,018	8,018	10,980	10,980
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

The following table presents the provision (benefit) for income taxes (excluding discontinued operations):

	Three Months Ended March 31,
	2021	2020
Current
Federal	$—	$—
State and local	34	60
Total current provision	34	60
Deferred
Federal	—	—
State and local	—	—
Total deferred provision	—	—
Total provision for income taxes	$34	$60

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income by the TRS during the periods in which temporary differences become deductible before the net operating loss carryforward expires. Management believes that it is more likely than not that our net deferred tax assets will not be realized. As a result, we recorded valuation allowances against our deferred tax asset of $7.5 million and $7.6 million as of March 31, 2021 and December 31, 2020, respectively. However, the amount of the deferred tax asset considered realizable could be adjusted if (i) estimates of future taxable income during the carryforward period are reduced or increased or (ii) objective negative evidence in the form of cumulative losses is no longer present.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2021
(dollars in tables in thousands, except share data)

As of March 31, 2021, our TRS had a loss carryforward of approximately $28.0 million for federal income tax purposes and $30.3 million for state income tax purposes. The federal net operating losses will begin to expire at the end of 2034. The net operating loss carryforward can generally be used to offset future taxable income, if and when it arises.

13.STOCK-BASED COMPENSATION

Amended and Restated Stock Options and Incentive Award Plans

On January 1, 2019, our board of directors adopted an Amended and Restated Nonqualified Stock Option and Incentive Award Plan (the “Plan”) providing for the grant of equity-based awards, including restricted stock awards (RSAs), restricted stock units (RSUs), stock options, stock appreciation rights, performance awards and other equity-based and non-equity based awards, in each case to our directors, officers, employees, service providers, consultants and advisors. We have reserved 27,922,570 shares of our common stock for issuance under the Plan. Vesting periods for these awards generally range from one to three years. Options expire ten years from the date of grant. Stock-based compensation expense totaled $2.1 million and $1.4 million for the three months ended March 31, 2021 and 2020, respectively.

In March 2021, the Former Manager exercised an aggregate of 1,422,248 options and were issued an aggregate of 784,123 shares of New Senior’s common stock in a cashless exercise.

14.REDEEMABLE PREFERRED STOCK, EQUITY AND EARNINGS PER COMMON SHARE

Redeemable Preferred Stock

On December 31, 2018, we issued 400,000 shares of our Series A Redeemable Preferred Stock, of which 200,000 shares are outstanding as of March 31, 2021, to the private equity firm that formerly externally managed us (the “Former Manager”). The Redeemable Preferred Stock are non-voting and have a $100 liquidation preference. Holders of the Redeemable Preferred Stock are entitled to cumulative cash dividends at a rate per annum of 6.00% on the liquidation preference amount plus all accumulated and unpaid dividends. The Redeemable Preferred Stock is subject to certain terms and conditions.

We may redeem, at any time, all but not less than all of the shares of Redeemable Preferred Stock for cash at a price equal to the liquidation preference amount of the Redeemable Preferred Stock plus all accumulated and unpaid dividends thereon (the “Redemption Price”). On or after December 31, 2021, the holders of a majority of the then outstanding shares of Redeemable Preferred Stock will have the right to require us to redeem all or any portion of the outstanding shares of Redeemable Preferred Stock, in each case, for cash at the Redemption Price. Due to the ability of the holders to require us to redeem the outstanding shares, the Redeemable Preferred Stock, which was initially recorded at a fair value of $40 million, is excluded from Equity and presented separately on the face of our Consolidated Balance Sheets. The carrying value of the Redeemable Preferred Stock is increased by the accumulated and unpaid dividends, and reduced by redemptions and dividend payments. Accrued dividends are treated as deductions in the calculation of net income (loss) applicable to common stockholders.

The following table is a rollforward of our Redeemable Preferred Stock for the three months ended March 31, 2021:

Balance as of December 31, 2020	$20,253
Accrued dividend	296
Paid dividend	(302)
Balance as of March 31, 2021	$20,247

Equity and Dividends

Return of Capital Adjustment

In January 2021, strike prices for outstanding options as of December 31, 2020 were reduced by $0.33 (the “2020 ROC Adjustment”), reflecting the portion of our 2020 dividends which were deemed return of capital pursuant to the terms of the Plan. In addition, 20,289 additional options were issued to the Former Manager, in order to maintain the intrinsic value of an option grant with a strike price below the 2020 ROC Adjustment.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2021
(dollars in tables in thousands, except share data)

At-the-Market Equity Program

On February 26, 2021, we established an at-the-market equity offering program through which we may issue and sell, from time to time, up to an aggregate of $100 million of our common stock. Sales of our common stock, if any, may be offered and sold in accordance with the Company’s instructions pursuant to a Distribution Agreement, dated February 26, 2021, between New Senior and a consortium of banks acting as sales agents.

During the three months ended March 31, 2021, we did not issue any shares under the Distribution Agreement.

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

For the three months ended March 31, 2021 and 2020, basic and diluted net income (loss) per share was computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2021
(dollars in tables in thousands, except share data)

The following table sets forth the computation of basic and diluted income (loss) per share of common stock for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Numerator
Loss from continuing operations attributable to common stockholders	$(7,607)	$(11,646)
Discontinued operations, net	—	16,885
Net income (loss) attributable to common stockholders	(7,607)	5,239
Less: Non-forfeitable dividends allocated to participating RSUs	(43)	(30)
Net income (loss) available to common shares outstanding	$(7,650)	$5,209
Denominator
Basic weighted average common shares outstanding (A)	82,815,790	82,386,622
Dilutive common shares - equity awards and options (B)	—	—
Diluted weighted average common shares outstanding	82,815,790	82,386,622
Basic earnings per common share:
Loss from continuing operations attributable to common stockholders	$(0.09)	$(0.14)
Discontinued operations, net	—	0.20
Net income (loss) attributable to common stockholders (C)	$(0.09)	$0.06
Diluted earnings per common share:
Loss from continuing operations attributable to common stockholders	$(0.09)	$(0.14)
Discontinued operations, net	—	0.20
Net income (loss) attributable to common stockholders (C)	$(0.09)	$0.06

(A)The outstanding shares used to calculate the weighted average basic shares outstanding exclude 266,139 and 493,599 restricted stock awards as of March 31, 2021 and 2020 net of forfeitures, respectively, as those shares were issued but were not vested and therefore, not considered outstanding for purposes of computing basic income (loss) per common share for the three and three months ended March 31, 2021.
(B)During the three months ended March 31, 2021 and 2020, 2,572,711 and 1,527,646 dilutive share equivalents and options, respectively, were excluded as their inclusion would have been anti-dilutive given our loss position.
(C)Amounts may not sum due to rounding.

15. COMMITMENTS AND CONTINGENCIES

As of March 31, 2021, management believes there are no material contingencies that would affect our results of operations, cash flows or financial position.

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
March 31, 2021
(dollars in tables in thousands, except share data)

Certain Tax-Related Covenants

If we are treated as a successor to Drive Shack under applicable U.S. federal income tax rules, and if Drive Shack failed to qualify as a REIT for a taxable year ending on or before December 31, 2015, we could be prohibited from electing to be a REIT. Accordingly, in the separation and distribution agreement regarding our spin-off from Drive Shack, Drive Shack (i) represented that it had no knowledge of any fact or circumstance that would cause us to fail to qualify as a REIT, (ii) covenanted to use commercially reasonable efforts to cooperate with New Senior as necessary to enable us to qualify for taxation as a REIT and receive customary legal opinions concerning REIT status, including providing information and representations to us and our tax counsel with respect to the composition of Drive Shack’s income and assets, the composition of its stockholders and its operation as a REIT, and (iii) covenanted to use its reasonable best efforts to maintain its REIT status for each of Drive Shack’s taxable years ending on or before December 31, 2015 (unless Drive Shack obtains an opinion from a nationally recognized tax counsel or a private letter ruling from the Internal Revenue Service (“IRS”) to the effect that Drive Shack’s failure to maintain its REIT status will not cause us to fail to qualify as a REIT under the successor REIT rule referred to above). To date, Drive Shack has not informed us of any challenge to its REIT status for the applicable time period.

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

In addition, although we and our property managers maintain insurance programs against certain risks, including commercial general liability, property, casualty and directors’ and officers’ liability, we cannot provide assurance that such policies will be sufficient to mitigate the financial impact of any individual or group of legal actions, regulatory investigations or claims.

Environmental Costs

As a commercial real estate owner, we are subject to potential environmental costs. As of March 31, 2021, management is not aware of any environmental concerns that would have a material adverse effect on our financial position or results of operations.

Capital Improvement and Repair Commitments

We have agreed to make $1.0 million available for capital improvements during the 15 year lease period, which ends in 2030, to our triple net lease property under Watermark, none of which has been funded as of March 31, 2021. Upon funding these capital improvements, we will be entitled to a rent increase.

Leases

We currently lease our corporate office space located in New York, New York under an operating lease agreement. The lease requires fixed monthly rent payments, expires on June 30, 2024 and does not have any renewal option. We also currently lease equipment (e.g., dishwashers, copy machines and buses) used at certain of our managed properties under operating lease agreements. Our leases have remaining lease terms ranging from four months to 66.0 years. We do not include any renewal options in our lease terms for calculating our lease liability because as of March 31, 2021, we were not reasonably certain if we will exercise these renewal options at this time.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2021
(dollars in tables in thousands, except share data)

As of March 31, 2021, our future minimum lease payments under our operating leases are as follows:

Year	Operating Leases
2021 (nine months)	$484
2022	515
2023	472
2024	240
2025	8
Thereafter	305
Total future minimum lease payments	2,024
Less imputed interest	(397)
Total operating lease liability	$1,627

16.SUBSEQUENT EVENTS

Effective May 3, 2021, our board of directors declared a cash dividend on our common stock of $0.065 per share for the quarter ended March 31, 2021. The dividend is payable on June 18, 2021 to stockholders of record on June 4, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the consolidated financial statements and notes thereto included within this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those included under the heading “Cautionary Note Regarding Forward-Looking Statements” and under the heading “Risk Factors” herein and in our Annual Report on Form 10-K for the year ended December 31, 2020.

OVERVIEW

Our Business

We are a REIT with a portfolio of 103 senior housing properties located across the United States. We believe that we are the only REIT focused solely on senior housing and we are one of the largest owners of senior housing properties in the United States. We are listed on the NYSE under the symbol “SNR” and are headquartered in New York, New York.

We are organized and operate as a single reportable segment, Senior Housing Properties. We changed our structure in the fourth quarter of 2020 and no longer operate in two reportable segments: Managed Independent Living (“IL”) Properties, and Other Properties. See our consolidated financial statements and the related notes included in Item 1 “Financial Statements” for additional information regarding our segments.

COVID-19 & Considerations Related to Our Business

The novel coronavirus (COVID-19) global pandemic is causing significant disruptions to the U.S. and global economies and has contributed to volatility and negative pressure in financial markets. The outbreak has led federal, state and local governments and public health authorities to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders. Although some of these restrictions have been lifted or scaled back at this time, ongoing resurgences of COVID-19 infections may result in the re-imposition of certain restrictions and may lead to other restrictions being re-implemented to reduce the spread of COVID-19.
As an owner of senior living properties, with a portfolio of 102 IL properties and one continuing care retirement community (“CCRC”), COVID-19 has impacted our business in various ways. Our three property managers and one tenant have all put into place various protocols to address the COVID-19 pandemic at our communities across the U.S. Some of the measures taken at the onset of the pandemic included restrictions on all non-essential visitors (including family), closure of group dining facilities and other common areas, restrictions on resident movements and group activities, as well as enhanced protocols which have required increased labor, property cleaning expenses and costs related to procuring necessary supplies such as meal containers and personal protective equipment (“PPE”). Since mid-2020, our properties have started lifting certain restrictions in a phased approach, based on both the status of state and local regulations that affect the property as well as the status of any COVID-19 cases at the property. Lifting restrictions at our properties, particularly restrictions related to onsite visitors, while being done in a measured approach in compliance with all state and local regulations, may contribute to an increase in COVID-19 cases.

COVID-19 is having and will likely continue to have an impact on three metrics that are fundamental to our business: occupancy, rental rates and operating expenses.
Occupancy:
Following the COVID-19 outbreak, occupancy at our properties began to decrease materially as move-ins at those properties slowed due to the voluntary restrictions our property managers imposed on move-ins at our properties as discussed above. We do not know the extent of the ultimate impacts that COVID-19 will have on our business, and whether it will fundamentally alter the demand for senior housing in general or in our properties in particular. Ending occupancy in the first quarter of 2021 decreased 160 basis points compared to the fourth quarter of 2020. Occupancy may continue to decline as a result of the pandemic. The timing of a recovery in occupancy is difficult to predict and could be harmed by the incidence of COVID-19 at our properties or the perception that outbreaks could occur. The impact of COVID-19 may be mitigated by the distribution of the COVID-19 vaccines, but it remains unclear how the vaccine will ultimately impact demand and occupancy. As of the date of this filing, all of our properties have now hosted clinics to administer the COVID-19 vaccine to residents and employees; however, it is too early to determine whether vaccination levels or availability will influence demand and occupancy at our properties.

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

Operating Expenses:
During the first quarter of 2020, operating expenses were in line with expectations through the middle of March. We saw a slight increase in property level expenses associated with the COVID-19 pandemic towards the end of March, driven by expenditures related to the procurement of PPE and other supplies such as packaging necessary for in-room meal deliveries to residents. Since the second quarter of 2020, these costs have continued, but they have been largely offset by variable expense savings associated with lower occupancy and strong expense management from our property managers. Depending on how the pandemic continues to evolve, there may be other future operating expenses that we may be required to bear or need to continue to bear, such as costs for testing kits for residents and staff, additional cleaning equipment, or new protocols related to the properties.

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

Other Recent Developments

Property Transition to Atria Senior Living

In April 2021, we transitioned the management of 21 properties from Holiday to Atria Senior Living (“Atria”). Post-transition, Atria will manage 20% of the properties in the Company’s senior housing properties and Holiday will continue to be our largest property manager, managing 75% of our senior housing properties. During transition periods, we expect to incur integration costs and may experience a temporary disruption in operations which can adversely impact our results of operation.

At-The-Market Common Stock Offering Program

On February 26, 2021, we established an at-the-market equity offering program (the “ATM Program”) through which we may issue and sell, from time to time, up to an aggregate of $100 million of our common stock. Sales of common stock, if any, may be offered and sold in accordance with the Company’s instructions pursuant to a Distribution Agreement, dated February 26, 2021, between New Senior and a consortium of banks acting as sales agents.

During the three months ended March 31, 2021, we did not issue any shares under the Distribution Agreement.

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

According to data from the National Investment Center for Seniors Housing and Care (“NIC”) on the 99 Primary and Secondary Markets, occupancy was down 850 basis points year-over-year in the first quarter of 2021, the fourth full quarter impacted by the COVID-19 pandemic. New Senior’s occupancy results outperformed the industry in the first quarter, with same store managed occupancy down 770 basis points year-over-year. Industry occupancy for majority IL facilities was down 750 basis points year-over-year, while industry occupancy for majority AL facilities was down 940 basis points year-over-year.

Industry-wide, new supply levels have continued to trend lower for the past several years. Units under construction represent 4.6% of inventory, and that ratio has decreased 280 basis points from the recent high in the third quarter of 2018. The ratio of IL construction to inventory (4.6%) is slightly lower than the ratio for AL (4.7%).

While supply trends have improved recently, rate growth has continued to decelerate over the past several quarters. Industry rate growth was 1.2% in the first quarter of 2021, down 220 bps from the recent high of 3.4% in the first quarter of 2019. Rate growth for IL facilities (1.4%) was slightly higher than rate growth for AL facilities (0.9%).

The value of our existing portfolio could be impacted by new construction, as well as increased availability and popularity of home health care or other alternatives to senior housing, by hampering occupancy and rate growth, along with increasing operating expenses.

Additionally, as discussed in more detail above, the COVID-19 pandemic has continued to impact our business in 2021. The timing of a recovery is difficult to predict, and could be harmed by the incidence of COVID-19 at our properties or the perception that outbreaks could occur. In recent months we have seen fewer active cases, and increased inquiry and tour volume across our communities, which may be due to the prevalence of vaccination clinics at our communities and high levels of uptake by residents and associates, or may be the result of declining positivity rates in the particular communities in which we operate, or may be due to other factors.

RESULTS OF OPERATIONS

Segment Overview

Our primary business is investing in senior housing properties. We currently operate and report results in one reportable segment, Senior Housing Properties. Prior to the fourth quarter of 2020, we had two reportable segments (Managed IL Properties and Other Properties). Due to the AL/MC Disposition which resulted in the sale of all but one of the assets in the Other Properties segment, we changed the composition of our reportable segments to be in line with the financial information reviewed and used by the chief operating decision maker to make operating decisions, assess performance, develop strategy and allocate capital resources. Accordingly, all prior period segment information has been reclassified to conform to the current period presentation.

Net Operating Income

Net operating income (“NOI”) and Cash NOI are non-U.S. generally accepted accounting principles (“GAAP”) financial measures used to evaluate the performance of our properties. We consider NOI and Cash NOI important supplemental measures used to evaluate the operating performance of our properties because they allow investors, analysts and our management to assess our unleveraged property-level operating results and to compare our operating results between periods and to the operating results of other real estate companies on a consistent basis. We define NOI as total revenues less property level operating expenses, which include property management fees and travel cost reimbursements. We define Cash NOI as NOI excluding the effects of straight-line rental revenue, amortization of above/ below market lease intangibles and the amortization of deferred community fees and other, which includes the net change in deferred community fees and other rent discounts or incentives.

Our Senior Housing Properties segment is primarily comprised of independent living senior housing properties that are operated by property managers to which we pay a management fee. We also own one CCRC leased on a long-term basis, and our tenant is typically responsible for bearing property-related expenses including maintenance, utilities, taxes, insurance, repairs, capital improvements and the payroll expense of property-level employees. Depreciation and amortization, interest expense, acquisition, transaction and integration expense, termination fee, management fees and incentive compensation to affiliate, general and administrative expense, loss on extinguishment of debt, impairment of real estate, other expense (income), gain (loss) on sale of real estate, gain on lease termination, litigation proceeds, net, income tax expense (benefit) and discontinued operations, net are not allocated to individual segments for purposes of assessing property performance. In deciding how to allocate resources and assess performance, our chief operating decision maker regularly evaluates the performance of our reportable segment on the basis of NOI and Cash NOI.

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

Three months ended March 31, 2021 compared to three months ended March 31, 2020

The following table presents same store and total portfolio results as of and for the three months ended March 31, 2021 and 2020, and a reconciliation of our NOI to net income (loss):

	Three Months Ended March 31,		Increase (Decrease)
(dollars in thousands)	2021	2020	Amount	Percentage
Resident fees and services	$78,113	$85,007	$(6,894)	(8.1)%
Rental revenue	1,583	1,583	—	—%
Less: Property operating expense	49,448	51,065	(1,617)	(3.2)%
Total NOI	30,248	35,525	(5,277)	(14.9)%
Straight-line rental revenue	(95)	(134)	39	(29.1)%
Amortization of deferred community fees and other	(696)	(304)	(392)	128.9%
Cash NOI	29,457	35,087	(5,630)	(16.0)%
Addback adjustments (A)	791	438	353	80.6%
Expenses
Depreciation and amortization	15,889	17,536	(1,647)	(9.4)%
Interest expense	14,353	17,219	(2,866)	(16.6)%
General and administrative expense	6,275	5,846	429	7.3%
Acquisition, transaction and integration expense	393	133	260	195.5%
Loss on extinguishment of debt	—	5,884	(5,884)	NM
Other expense (income)	615	(105)	720	NM
Total expenses	37,525	46,513	(8,988)	(19.3)%
Loss before income taxes	(7,277)	(10,988)	3,711	33.8%
Income tax expense	34	60	(26)	(43.3)%
Loss from continuing operations	(7,311)	(11,048)	3,737	33.8%
Discontinued Operations:
Gain on sale of real estate	—	19,992	(19,992)	NM
Loss from discontinued operations	—	(3,107)	3,107	NM
Discontinued operations, net	—	16,885	(16,885)	NM
Net income (loss)	(7,311)	5,837	(13,148)	NM
Deemed dividend on redeemable preferred stock	(296)	(598)	302	(50.5)%
Net income (loss) attributable to common stockholders	$(7,607)	$5,239	$(12,846)	NM

Total properties as of the period ended	103	103
Average available beds	12,438	12,439
__________
NM – Not meaningful
(A) Represents straight-line rental revenue and amortization of deferred community fees and other adjustments to Cash NOI.

Resident fees and services

Same store and total resident fees and services decreased $6.9 million. This decrease is primarily attributable to a decrease in occupancy, partially offset by an increase in average rental rates.

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

Property operating expense

Same store and total property operating expense decreased $1.6 million. This decrease is primarily due to lower labor-related costs and supply costs.

NOI

Same store NOI and total portfolio NOI decreased $5.3 million. See above for the variance explanations.

Cash NOI

Same store and total Cash NOI decreased $5.6 million. This is primarily due to less community fees collected from residents and lower NOI. See above for variance explanations.

Expenses

Depreciation and amortization

Depreciation and amortization decreased $1.6 million primarily due to certain furniture, fixtures, and equipment becoming fully depreciated as of March 31, 2020.

Interest expense

Interest expense decreased $2.9 million primarily due to a lower average debt balance in conjunction with lower effective interest rates as a result of debt repayments in conjunction with the AL/MC Portfolio Disposition, lower interest rate on the newly refinanced debt and a decrease in LIBOR for the comparative periods. The weighted average effective interest rates for the three months ended March 31, 2021 and 2020 were 3.82% and 4.36%, respectively.

General and administrative expense

General and administrative expense increased $0.4 million primarily due to additional compensation expense, including the amortization of equity-based compensation granted to officers and employees after the three months ended March 31, 2020.

Acquisition, transaction and integration expense

Acquisition, transaction and integration expense increased $0.3 million primarily due to integration costs associated with the transition of 21 assets to Atria Senior Living which closed in April 2021.

Loss on extinguishment of debt

Loss on extinguishment of debt decreased $5.9 million primarily due to $4.5 million of prepayment penalties and a $1.4 million write-off of unamortized deferred financing fees related to debt paid off in conjunction with the AL/MC Portfolio Disposition in February 2020.

Other expense

Other expense increased by $0.7 million. This is primarily due to damage remediation costs relating to a significant winter storm in Texas in February 2021 and higher casualty related charges in the first quarter of 2021.

Income tax expense

We are organized and conduct our operations to qualify as a REIT under the requirements of the Code. However, certain of our activities are conducted through our TRS and therefore are subject to federal and state income taxes. Income tax expense was relatively flat during the comparative periods.

Discontinued operations, net

In February 2020, we completed the sale of the AL/MC Portfolio Disposition which resulted in a gain on sale of real estate of $20.0 million. This gain was partially offset by a loss from discontinued operation of $3.1 million which reflects the operations of the properties sold.

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity needs are to (i) fund operating expenses, (ii) meet debt service requirements, (iii) fund recurring capital expenditures and investment activities, if applicable, and (iv) make distributions to stockholders. As of March 31, 2021, we had approximately $24.7 million in liquidity, consisting of unrestricted cash and cash equivalents. A portion of this amount is held in operating accounts used to fund expenses at our managed properties and, therefore, may not be available for distribution to stockholders.

On February 26, 2021, we established an at-the-market equity offering program (the “ATM Program”) through which we may issue and sell, from time to time, up to an aggregate of $100 million of our common stock. Sales of the common stock, if any, may be offered and sold in accordance with the Company’s instructions pursuant to a Distribution Agreement, dated February 26, 2021, between New Senior and a consortium of banks acting as sales agents.

During the three months ended March 31, 2021, we did not issue any shares under the Distribution Agreement.

Our principal sources of liquidity are (i) cash flows from operating activities, (ii) proceeds from financing in the form of debt, and, from time to time, (iii) proceeds from dispositions of assets and (iv) proceeds from the issuance of equity securities, including the availability under the ATM Program. Our cash flows from operating activities are primarily driven by (i) resident fees and services received from residents of our managed properties and (ii) rental revenues from the tenant of our triple net lease property, less (iii) operating expenses (primarily property operating expense of our managed properties, general and administrative expenses, professional fees, insurance and taxes) and (iv) interest payments on our debt. Our principal uses of liquidity are the expenses included in cash flows from operating activities, plus capital expenditures, principal payments on debt, and distributions to our stockholders.

We anticipate that our cash on hand, our cash flows provided by operating activities, and cash available to be drawn down from the Revolver, and proceeds from any future sales of our shares of common stock pursuant to the ATM Program will be sufficient to fund our business operations, recurring capital expenditures, principal payments, and the distributions we are required to make to comply with REIT requirements over the next 12 months. Our actual distributions to stockholders have historically been higher than the REIT distribution requirement. The Revolver is an important source of liquidity for us. Our balance drawn under the Revolver fluctuates over time. Shortly after the onset of the pandemic in March 2020 and as a precaution, we borrowed $100.0 million under the Revolver. We paid down $40.0 million of the outstanding balance in May 2020 and the remainder in August 2020 due to the lack of a present need for funds, however, we continue to have access to the Revolver if our needs change in the future. The material terms of the Revolver are discussed in more detail in “Note 8 - Debt, Net” to our consolidated financial statements.

Our cash flows from operating activities, less capital expenditures and principal payments, have historically been less than the amount of distributions to our stockholders. We have in the past funded the shortfall using cash on hand. In light of the impacts of COVID-19, the board of directors reduced our quarterly cash dividend on shares of our common stock for the first quarter of 2020 by 50% to $0.065 per share. The board of directors maintained the same dividend level for the remainder of 2020 and effective May 3, 2021 the board declared a cash dividend on shares of the Company’s common stock for the first quarter of 2021 of $0.065 per share. The board of directors believes the dividend reduction in 2020 is the most prudent course of action and it continues to monitor our financial performance and liquidity. The board of directors will continue to re-evaluate the level of future dividends. There can be no assurance that we will pay cash dividends in an amount consistent with prior quarters. Any difference between the amount of any future dividend and the amount of dividends in prior quarters could be material, and there can be no assurance that our board of directors will declare any dividend at all.

The impacts of the COVID-19 pandemic has also affected our liquidity in other ways. As discussed above in “Overview - COVID-19 & Considerations Related to Our Business,” if further decreases in occupancy in our properties occur, it will result in a reduction in our revenues and our cash flows. Over time, if financial results at the properties which secure the Revolver underperform, our availability to borrow funds under the Revolver could be limited. In addition, if rental revenues and fees received from residents of our managed properties decline as a result of financial or other difficulties in residents making rent payments to us, it would have a significant effect on our cash flows from operating activities.

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

As noted elsewhere in this Quarterly Report on Form 10-Q, the impacts of the COVID-19 pandemic will affect the Company’s liquidity in various ways, including among other things by further impairing our ability to access the capital markets, by reducing our revenues due to decreased occupancy at our properties and reduced asset values, which over time may limit the borrowing availability under the Revolver.

Debt Obligations

Our debt contains various customary financial and other covenants, and in certain cases include a Debt Service Coverage Ratio, Project Yield or Minimum Net Worth, Minimum Consolidated Tangible Net Worth, Adjusted Consolidated EBITDA to Fixed Charges and Liquid Assets provision, as defined in the agreements. As of March 31, 2021, we were in compliance with all such covenants.

Capital Expenditures

We anticipate that capital expenditures will be funded through operating cash flows from our senior housing properties. Capital expenditures, net of insurance proceeds for the managed properties were $2.5 million for the three months ended March 31, 2021. As landlord, we did not incur any capital expenditures for the CCRC leased to the tenant for the three months ended March 31, 2021. After the onset of the pandemic in March 2020, we temporarily halted all elective capital expenditure projects and limited projects to those deemed essential. In summer 2020, we resumed elective capital expenditure projects that could be completed safely.

With respect to our CCRC under a triple net lease arrangement, the terms of this arrangement require the tenant to fund all necessary capital expenditures in order to maintain and improve the applicable property. To the extent that our tenant is unwilling or unable to fund these capital expenditure obligations under the existing lease arrangement, we may fund capital expenditures with additional borrowings or cash flow from the operations of the senior housing properties. We may also provide corresponding loans or advances to our tenant which would increase the rent payable to us. For further information regarding capital expenditures related to our triple net lease property, see “Contractual Obligations” below and “Note 15 – Commitments and Contingencies” to our consolidated financial statements.

Cash Flows

The following table provides a summary of our cash flows:

	Three Months Ended March 31,		Increase (Decrease)
(dollars in thousands)	2021	2020	Amount
Net cash provided by (used in)
Operating activities	$(432)	$(4,241)	$3,809
Investing activities	(2,463)	371,018	(373,481)
Financing activities	(8,766)	(282,173)	273,407
Net increase (decrease) in cash, cash equivalents and restricted cash	(11,661)	84,604	(96,265)
Cash, cash equivalents and restricted cash, beginning of period	53,795	63,829	(10,034)
Cash, cash equivalents and restricted cash, end of period	$42,134	$148,433	$(106,299)

Operating activities

Net cash used in operating activities was $0.4 million and $4.2 million for the three months ended March 31, 2021 and 2020, respectively. The period-over-period increase of $3.8 million was primarily due to a decrease in interest expense as a result of lower average debt balance in conjunction with lower effective interest rates as a result of debt repayments in conjunction with the AL/MC Portfolio Disposition, lower interest rate on the newly refinanced debt and a decrease in LIBOR for the comparative periods.

Investing activities

Net cash used in investing activities was $2.5 million and net cash provided by investing activities was $371.0 million for the three months ended March 31, 2021 and 2020, respectively. The period-over-period decrease of $373.5 million was due to net proceeds received in February 2020 from the AL/MC Portfolio Disposition of $375.0 million.

Financing activities

Net cash used in financing activities was $8.8 million and $282.2 million for the three months ended March 31, 2021 and 2020, respectively. The period-over-period increase of $273.4 million was primarily due to repayments of debt in conjunction with the AL/MC Portfolio Disposition, debt refinancings of $576.1 million offset by proceeds from the 2020 Freddie Financing of $270.0 million.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2021, we do not have any off-balance sheet arrangements. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, special purpose or variable interest entities established to facilitate off-balance sheet arrangements. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intend to provide additional funding to any such entities.

CONTRACTUAL OBLIGATIONS

As of March 31, 2021, we had the following material contractual obligations, including estimates of interest payments on our floating rate debt (dollars in thousands):

	Period from April 1, 2021 to December 31, 2021	2022 (D)	2023	2024	2025	Thereafter	Total
Principal payments	$7,135	$19,125	$19,841	$24,186	$21,518	$22,777	$114,582
Balloon payments	—	48,419	—	—	1,098,238	238,759	1,385,416
Subtotal	7,135	67,544	19,841	24,186	1,119,756	261,536	1,499,998
Redeemable preferred stock	20,000	—	—	—	—	—	20,000
Interest & redeemable preferred stock dividend (A)(B)	34,930	43,712	42,611	42,046	35,230	24,153	222,682
Leases	484	515	472	240	8	305	2,024
Total obligations (C)	$62,549	$111,771	$62,924	$66,472	$1,154,994	$285,994	$1,744,704
(A)Estimated interest payments on floating rate debt are calculated using LIBOR rates in effect at March 31, 2021 and may not be indicative of actual payments. Actual payments may vary significantly due to LIBOR fluctuations. See “Note 8 – Debt, Net” to the consolidated financial statements for further information about interest rates.
(B)Includes obligations to pay dividends of $0.9 million in 2021 on the Series A redeemable preferred stock.
(C)Total obligations include an estimate of interest payments on floating rate debt, see Note A above.
(D)The Company has two 1-year extension options to defer the balloon payment; the second extension requires the payment of a nominal extension fee.

In addition to our contractual obligations, we are a party to property management agreements with property managers. See “Note 15 – Commitments and Contingencies” to the consolidated financial statements for information related to our capital improvement and repair commitments.

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

We define AFFO as Normalized FFO excluding the impact of the following: (a) straight-line rental revenue; (b) amortization of above / below market lease intangibles; (c) amortization of deferred financing costs; (d) amortization of premium or discount on mortgage notes payable; (e) amortization of deferred community fees and other, which includes the net change in deferred community fees and other rent discounts or incentives; and (f) amortization of equity-based compensation expense.

The following table sets forth a reconciliation of net income (loss) attributable to common stockholders to FFO, Normalized FFO and Adjusted FFO; adjustments below include amounts related to properties classified as discontinued operations:

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Net income (loss) attributable to common stockholders	$(7,607)	$5,239
Depreciation and amortization	15,889	17,536
Gain on sale of real estate	—	(19,992)
FFO	8,282	2,783
Acquisition, transaction and integration expense	393	1,170
Loss on extinguishment of debt	—	9,486
Compensation expense related to transition awards	325	390
Other expense (income) (A)	615	(294)
Normalized FFO	9,615	13,535
Straight line rental revenue	(95)	(134)
Amortization of equity-based compensation expense	1,760	1,106
Amortization of deferred financing costs	957	906
Amortization of deferred community fees and other	(696)	(1,314)
Adjusted FFO	$11,541	$14,099

(A) Primarily includes insurance recoveries and casualty related charges.

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

The following table sets forth a reconciliation of net income (loss) attributable to common stockholders to Adjusted EBITDA; adjustments below include amounts related to properties classified as discontinued operations:

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Net income (loss) attributable to common stockholders	$(7,607)	$5,239
Depreciation and amortization	15,889	17,536
Deemed dividend on redeemable preferred stock	296	598
Gain on sale of real estate	—	(19,992)
Acquisition, transaction and integration expense	393	1,170
Loss on extinguishment of debt	—	9,486
Compensation expense related to transition awards	325	390
Other expense (income) (A)	615	(294)
Amortization of equity-based compensation expense	1,760	1,106
Interest expense	14,353	18,580
Income tax expense	34	59
Adjusted EBITDA	$26,058	$33,878
(A) Primarily includes insurance recoveries and casualty related charges.

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

Other than critical accounting policies mentioned in “Note 2 – Summary of Significant Accounting Policies” of our consolidated financial statements, there were no material changes to our critical accounting policies disclosed in our Form 10-K for the year ended December 31, 2020.

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

In August 2020, we entered into an interest rate swap with a notional amount of $270.0 million that matures in September 2025 and in May 2019, we entered into an interest rate swap with a notional amount of $350.0 million that matures in May 2022. These swaps effectively convert LIBOR-based floating-rate debt to fixed-rate debt, thus reducing the impact of interest-rate changes on future interest expense. After considering the effect of the interest rate swap, $419.1 million of our floating rate debt with an average coupon rate of 2.50% would be subject to interest rate fluctuations. As a result, a 100 basis point increase in interest rates would increase annual interest expense by $4.2 million. However, a 100 basis point decrease in interest rates would also increase annual interest expense by $2.7 million due to the impact of LIBOR floors included in certain debt agreements.

The table below sets forth the outstanding face amount of our debt subject to LIBOR fluctuations after incorporating the impact of the interest rate swap discussed above, excluding debt associated with assets classified as discontinued operations:

	Outstanding Face Amount
(dollars in thousands)	March 31, 2021	December 31, 2020
Floating Rate	$419,137	$419,316
Fixed Rate	1,080,861	1,082,808
Total	$1,499,998	$1,502,124

LIBOR was initially expected to be phased out at the end of calendar year 2021. However, regulators have announced they intend to cease the publication of U.S. dollar LIBOR rates for the most common tenors (overnight and one, three, six, and 12 months) in June 2023. Despite any continued publication of U.S. dollar LIBOR through June 2023, these same regulators emphasized that no new contracts using U.S. dollar LIBOR should be entered into after December 31, 2021. A portion of our debt, which includes certain mortgage loans and our revolving credit facility, is required to pay interest at floating rates based on LIBOR. We also hold derivatives (interest rate swaps) indexed to LIBOR as hedging instruments, as described above. In the event that LIBOR is phased out, the interest rate for our floating rate debt and the swap rate for our interest rate swaps will be based on an alternative floating rate as specified in the applicable debt instrument or agreement, or as otherwise agreed upon between us and our lenders. Certain of our newer loans and financial instruments have alternative LIBOR provisions, which generally give our lenders substantial flexibility in setting alternative rates if and when LIBOR is discontinued. We expect that the provisions of our other debt agreements relating to the calculation of interest will likely be amended, and over the past year we have been working with our lenders in the ordinary course to manage transition efforts to be prepared for this phase-out. We do not know what standard, if any, will replace LIBOR if it is phased out. Currently we cannot estimate the overall impact of the phase-out of LIBOR on our current debt agreements, although it is possible that an alternative variable rate could be higher or more volatile, which could raise our borrowing costs.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors identified under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

May 5, 2021