Form 10-Q
period 2021-06-30
New Senior Investment Group Inc.
filed 2021-07-30
CIK 1610114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

Common stock, par value $0.01 per share: 84,063,182 shares outstanding as of July 23, 2021.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of New Senior Investment Group Inc.’s (“New Senior,” the “Company,” “we,” “us” or “our”) investments, the stability of our earnings, our financing needs, the impact of COVID-19 on our business and the proposed Merger (as defined below). These forward-looking statements are generally identifiable by use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “endeavor,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “will,” “would” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual outcome of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•risks and uncertainties associated with the ability of the Company and Ventas, Inc. (“Ventas”) to complete the Merger (as defined below) on the proposed terms or on the anticipated timeline, or at all;
•failure of the combined company to realize the expected benefits of the Merger;
•significant transaction costs and/or unknown or inestimable liabilities in connection with the Merger;
•existing and potential litigation in connection with the Merger, including resulting expense or delay;
•the risk that the Company’s business will not be integrated successfully in the combined company or that such integration may be more difficult, time-consuming or costly than expected;
•risks related to future opportunities and plans for the combined company, including the uncertainty of financial performance and results of the combined company following completion of the Merger;
•our ability and, following consummation of the Merger, the ability of the combined company, to qualify and maintain its qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes and the potentially onerous consequences that any such failure to maintain such qualification would have on our or the combined company’s business;
•disruption to the Company’s business from the Merger, including diversions to the attention of management and the restrictive covenants in the Merger Agreement, which may make it more difficult to conduct business as usual or maintain relationships with property managers, tenants, employees or other third parties;
•effects relating to the announcement of the Merger or any further announcements related to the Merger or the consummation of the Merger on the market price of Company common stock or Ventas common stock;
•the severity, duration and scope of the COVID-19 global pandemic, the effects of the pandemic and measures intended to prevent its spread on our and our tenant’s business, results of operations, cash flows and financial condition, including declines in occupancy and rental revenues and increases in operating expenses; constraints in our ability to access capital and other sources of funding, including due to fluctuations in the trading price of our common stock; increased risk of claims, litigation and regulatory proceedings; and the ability of federal, state and local governments to effectively respond to and manage the pandemic on an ongoing basis to prevent its continued spread;
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
•concentration risk with respect to Holiday Retirement (“Holiday”), which, for the six months ended June 30, 2021, accounted for 82.4% of total net operating income (“NOI”);
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
•our ability to sell properties on favorable terms and to realize the anticipated benefits from any such dispositions, including as a result of a reduction of commercial real estate value related to the COVID-19 pandemic;
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
•the impact of any current or future legal proceedings and regulatory investigations and inquiries on us or our property managers; and
•our reliance on our property managers for timely delivery of accurate property-level financial results.

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

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	June 30, 2021	December 31, 2020
	(Unaudited)	(Note)
Assets
Real estate investments:
Land	$134,643	$134,643
Buildings, improvements and other	1,990,324	1,983,363
Accumulated depreciation	(448,739)	(417,455)
Net real estate property	1,676,228	1,700,551
Acquired lease and other intangible assets	7,642	7,642
Accumulated amortization	(2,773)	(2,595)
Net real estate intangibles	4,869	5,047
Net real estate investments	1,681,097	1,705,598
Cash and cash equivalents	23,187	33,046
Receivables and other assets, net	39,294	34,892
Total Assets	$1,743,578	$1,773,536

Liabilities, Redeemable Preferred Stock and Equity
Liabilities
Debt, net	$1,481,051	$1,486,164
Accrued expenses and other liabilities	59,924	63,886
Total Liabilities	1,540,975	1,550,050
Commitments and contingencies (Note 15)
Redeemable preferred stock, par value $0.01 per share with $100 liquidation preference, 200,000 shares authorized, issued and outstanding as of both June 30, 2021 and December 31, 2020	20,250	20,253
Equity
Preferred stock, par value $0.01 per share, 99,800,000 shares (excluding 200,000 shares of redeemable preferred stock) authorized, none issued or outstanding as of both June 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 84,063,182 and 83,023,970 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	841	830
Additional paid-in capital	911,171	907,577
Accumulated deficit	(726,519)	(694,194)
Accumulated other comprehensive loss	(3,140)	(10,980)
Total Equity	182,353	203,233
Total Liabilities, Redeemable Preferred Stock and Equity	$1,743,578	$1,773,536

Note: The consolidated balance sheet at December 31, 2020 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to consolidated financial statements (unaudited).

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Resident fees and services	$77,507	$82,951	$155,620	$167,958
Rental revenue	1,582	1,582	3,165	3,165
Total revenues	79,089	84,533	158,785	171,123
Expenses
Property operating expense	49,698	48,760	99,146	99,825
Depreciation and amortization	15,586	16,782	31,475	34,318
Interest expense	14,350	15,281	28,703	32,500
General and administrative expense	6,579	5,894	12,854	11,740
Acquisition, transaction and integration expense	5,607	19	6,000	152
Loss on extinguishment of debt	—	—	—	5,884
Other expense	205	433	820	328
Total expenses	92,025	87,169	178,998	184,747
Loss before income taxes	(12,936)	(2,636)	(20,213)	(13,624)
Income tax expense	33	22	67	82
Loss from continuing operations	(12,969)	(2,658)	(20,280)	(13,706)
Discontinued Operations:
Gain on sale of real estate	—	—	—	19,992
Loss from discontinued operations	—	—	—	(3,107)
Discontinued operations, net	—	—	—	16,885
Net income (loss)	(12,969)	(2,658)	(20,280)	3,179
Deemed dividend on redeemable preferred stock	(299)	(599)	(595)	(1,197)
Net income (loss) attributable to common stockholders	$(13,268)	$(3,257)	$(20,875)	$1,982
Basic and diluted earnings per common share: (A)
Loss from continuing operations attributable to common stockholders	$(0.16)	$(0.04)	$(0.25)	$(0.18)
Discontinued operations, net	—	—	—	0.20
Net income (loss) attributable to common stockholders	$(0.16)	$(0.04)	$(0.25)	$0.02
Weighted average number of shares of common stock outstanding
Basic and diluted (B)	83,653,329	82,459,741	83,233,377	82,423,182
Dividends declared and paid per share of common stock	$0.07	$0.07	$0.13	$0.20

(A)Basic earnings per share (“EPS”) is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding. The outstanding shares used to calculate the weighted average basic shares outstanding exclude 227,462 and 454,921 restricted stock awards, net of forfeitures, as of June 30, 2021 and 2020, respectively, as those shares were issued but were not vested and therefore, not considered outstanding for purposes of computing basic EPS. Diluted EPS is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding plus the additional dilutive effect, if any, of common stock equivalents during each period.
(B)Dilutive share equivalents and options were excluded for the three and six months ended June 30, 2021 and 2020 as their inclusion would have been anti-dilutive given our loss position.

See accompanying notes to consolidated financial statements (unaudited).

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$(12,969)	$(2,658)	$(20,280)	$3,179
Other comprehensive income (loss):
Unrealized gain (loss) on cash flow hedge	670	762	7,840	(7,956)
Total other comprehensive income (loss)	670	762	7,840	(7,956)
Total comprehensive loss	$(12,299)	$(1,896)	$(12,440)	$(4,777)

See accompanying notes to consolidated financial statements (unaudited).

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended June 30, 2021
	Common Stock		Accumulated Deficit	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Equity at March 31, 2021	83,819,799	$838	$(707,371)	$908,976	$(3,810)	$198,633
Equity awards vested	257,267	3	—	(3)	—	—
Shares repurchased and retired to satisfy tax withholding upon vesting	(13,884)	—	—	(107)	—	(107)
Amortization of equity-based compensation	—	—	—	2,305	—	2,305
Dividends declared - common stock ($0.065 per share)	—	—	(5,449)	—	—	(5,449)
Dividends declared - equity awards ($0.065 per share)	—	—	(431)	—	—	(431)
Deemed dividend on redeemable preferred stock	—	—	(250)	—	—	(250)
Dividends declared on redeemable preferred stock	—	—	(49)	—	—	(49)
Other comprehensive income	—	—	—	—	670	670
Net loss	—	—	(12,969)	—	—	(12,969)
Equity at June 30, 2021	84,063,182	$841	$(726,519)	$911,171	$(3,140)	$182,353

	Six Months Ended June 30, 2021
	Common Stock		Accumulated Deficit	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Equity at December 31, 2020	83,023,970	$830	$(694,194)	$907,577	$(10,980)	$203,233
Equity awards vested	336,043	3	—	(3)	—	—
Shares repurchased and retired to satisfy tax withholding upon vesting	(80,954)	—	—	(751)	—	(751)
Amortization of equity-based compensation	—	—	—	4,356	—	4,356
Option exercise	784,123	8	—	(8)	—	—
Dividends declared - common stock ($0.13 per share)	—	—	(10,829)	—	—	(10,829)
Dividends declared - equity awards ($0.13 per share)	—	—	(621)	—	—	(621)
Deemed dividend on redeemable preferred stock	—	—	(250)	—	—	(250)
Dividends declared on redeemable preferred stock	—	—	(345)	—	—	(345)
Other comprehensive income	—	—	—	—	7,840	7,840
Net loss	—	—	(20,280)	—	—	(20,280)
Equity at June 30, 2021	84,063,182	$841	$(726,519)	$911,171	$(3,140)	$182,353

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended June 30, 2020
	Common Stock		Accumulated Deficit	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount
Equity at March 31, 2020	82,880,222	$829	$(666,424)	$902,288	$(14,454)	$222,239
Equity awards vested	96,659	1	—	—	—	1
Shares repurchased and retired to satisfy tax withholding upon vesting	(13,887)	—	—	(52)	—	(52)
Amortization of equity-based compensation	—	—	—	1,719	—	1,719
Director shares issued	60,402	—	—	180	—	180
Dividends declared - common stock ($0.065 per share)	—	—	(5,369)	—	—	(5,369)
Dividends declared - equity awards ($0.065 per share)	—	—	424	—	—	424
Deemed dividend on redeemable preferred stock	—	—	(500)	—	—	(500)
Dividends declared on redeemable preferred stock	—	—	(99)	—	—	(99)
Other comprehensive income	—	—	—	—	762	762
Net loss	—	—	(2,658)	—	—	(2,658)
Equity at June 30, 2020	83,023,396	$830	$(674,626)	$904,135	$(13,692)	$216,647

	Six Months Ended June 30, 2020
	Common Stock		Accumulated Deficit	Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount
Equity at December 31, 2019	82,964,438	$830	$(660,588)	$901,889		$(5,736)	$236,395
Equity awards vested	119,796	1		—	0	—	1
Shares repurchased and retired to satisfy tax withholding upon vesting	(121,240)	(1)		(1,050)			(1,051)
Amortization of equity-based compensation	—	—	—	3,116		—	3,116
Director shares issued	60,402	—	—	180		—	180
Dividends declared - common stock ($0.195 per share)	—	—	(16,077)	—		—	(16,077)
Dividends declared - equity awards ($0.195 per share)	—	—	57	—		—	57
Deemed dividend on redeemable preferred stock	—	—	(500)	—		—	(500)
Dividends declared on redeemable preferred stock	—		(697)				(697)
Other comprehensive loss	—	—	—	—		(7,956)	(7,956)
Net income	—	—	3,179	—		—	3,179
Equity at June 30, 2020	83,023,396	$830	$(674,626)	$904,135		$(13,692)	$216,647

See accompanying notes to consolidated financial statements (unaudited).

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2021	2020
Cash Flows From Operating Activities
Net income (loss)	$(20,280)	$3,179
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of tangible assets and amortization of intangible assets	31,475	34,318
Amortization of deferred financing costs	1,851	1,614
Amortization of deferred revenue, net	(209)	(416)
Non-cash straight-line rental revenue	(162)	(242)
Loss on extinguishment of debt	—	5,884
Amortization of equity-based compensation	4,356	3,116
Gain on sale of real estate	—	(19,992)
Other non-cash expense	555	776
Changes in:
Receivables and other assets, net	(2,995)	1,637
Accrued expenses and other liabilities	679	(12,136)
Net cash provided by operating activities - continuing operations	15,270	17,738
Net cash used in operating activities - discontinued operations	—	(3,105)
Net cash provided by operating activities	15,270	14,633
Cash Flows From Investing Activities
Capital expenditures, net of insurance proceeds	(7,650)	(3,926)
Net cash used in investing activities - continuing operations	(7,650)	(3,926)
Net cash provided by investing activities - discontinued operations (A)	—	373,805
Net cash provided by (used in) investing activities	(7,650)	369,879
Cash Flows From Financing Activities
Principal payments of mortgage notes payable and capital lease obligations	(4,402)	(1,344)
Proceeds from mortgage notes payable	—	270,015
Proceeds from borrowings on the revolving credit facility	3,500	100,000
Repayments of borrowings on the revolving credit facility	—	(40,000)
Repayments of mortgage notes payable and capital lease obligations	(6,200)	(369,000)
Payment of exit fee on extinguishment of debt	—	(4,504)
Payment of deferred financing costs	—	(4,704)
Purchase of interest rate caps	—	(81)
Taxes paid for net settlement of equity-based compensation awards	(751)	(1,050)
Payment of common stock dividend	(10,829)	(16,077)
Payment of redeemable preferred stock dividend	(598)	(1,203)
Payment of restricted stock dividend	(309)	(279)
Net cash used in financing activities - continuing operations	(19,589)	(68,227)
Net cash used in financing activities - discontinued operations (B)	—	(260,996)
Net cash used in financing activities	(19,589)	(329,223)
Net increase (decrease) in cash, cash equivalents and restricted cash	(11,969)	55,289
Cash, cash equivalents and restricted cash, beginning of period	53,795	63,829
Cash, cash equivalents and restricted cash, end of period	$41,826	$119,118

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

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2021	2020
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$27,121	$34,236
Cash paid during the period for income taxes	160	263
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Issuance of common stock	$—	$180
Capital lease obligations	258	474

	Six Months Ended June 30,
	2021	2020
Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents	$33,046	$39,614
Restricted cash (A)	20,749	24,215
Total, beginning of period	$53,795	$63,829
Cash and cash equivalents	$23,187	$102,325
Restricted cash (A)	18,639	16,793
Total, end of period	$41,826	$119,118
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
June 30, 2021
(dollars in tables in thousands, except share data)

1.ORGANIZATION

New Senior Investment Group Inc. (“New Senior,” “we,” “us” or “our”) is a Real Estate Investment Trust (“REIT”) primarily focused on investing in private pay senior housing properties. As of June 30, 2021, we owned a geographically diversified portfolio of 103 primarily private pay senior housing properties consisting of 102 independent living (“IL”) properties and one continuing care retirement community (“CCRC”), located across 36 states. We are listed on the New York Stock Exchange (“NYSE”) under the symbol “SNR” and are headquartered in New York, New York.

We operate in one reportable segment: Senior Housing Properties.

Our 102 IL properties are managed by Holiday Retirement (“Holiday”), a company that is majority owned by private equity funds managed by an affiliate of FIG LLC (the “Former Manager”), a subsidiary of Fortress Investment Group LLC (“Fortress”), subsidiaries of Merrill Gardens LLC (“Merrill Gardens”), a former affiliate of our Former Manager, Grace Management, Inc. (“Grace”), and Atria Senior Living, Inc. (“Atria”), under Property Management Agreements (collectively, the “Property Management Agreements”). Under the Property Management Agreements, our property managers are responsible for the day-to-day operations of our senior housing properties and are entitled to a management fee in accordance with the terms of the Property Management Agreements. Our Property Management Agreements have initial terms of up to twenty years, with certain renewal options. We generally pay property management fees equal to a percentage of gross revenues, and in some cases, a portion of the management fee is derived from a measure of operating performance pursuant to our Property Management Agreements. Additionally, in some cases, the property managers are eligible to earn an incentive fee based on operating performance.

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

On June 28, 2021, the Company announced that it had entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ventas and Cadence Merger Sub LLC, a wholly owned subsidiary of Ventas (“Merger Sub”), pursuant to which, subject to the satisfaction or waiver of certain conditions, Merger Sub will merge with and into the Company, with the Company surviving the merger as a subsidiary of Ventas (the “Merger”). Under the Merger Agreement, the consideration to be paid by Ventas in the Merger consists of 0.1561 of a newly issued share of Ventas common stock, par value $0.25 per share, for each share of Company common stock, par value $0.01 per share, issued and outstanding immediately prior to the effective time of the Merger (other than shares of our common stock owned directly by Ventas, Merger Sub or the Company), with holders of record of Company common stock receiving cash in lieu of fractional shares of Ventas common stock.. The Merger is expected to close during the second half of 2021, subject to customary closing conditions, including approval by the Company’s stockholders. We cannot assure you that the Merger will be completed on the terms or timeline anticipated or at all. For the three and six months ended June 30, 2021, we incurred costs of $4.0 million in connection with the Merger, which consist of services provided by our financial and legal advisors and other professional fees.

Coronavirus (COVID-19) global pandemic

The COVID-19 global pandemic has caused significant disruptions to the U.S. and global economies and has contributed to volatility and negative pressure in financial markets. Our business and operating results for 2021 continue to be significantly impacted by the COVID-19 pandemic. However, after several quarters of decreasing occupancy, ending occupancy in the second quarter of 2021 increased for the first time since the outset of the pandemic, growing 90 basis points compared to the first quarter of 2021. In addition, during the three months ended June 30, 2021 and 2020, we incurred $0.1 million and$1.4 million of COVID-19 related costs, respectively, and during the six months ended June 30, 2021 and 2020, we incurred $0.4 million and $1.9 million of COVID-19 related costs, respectively. These amounts were recorded in “Property operating expense” in our Consolidated Statements of Operations. These costs mainly consist of personal protective equipment (“PPE”) and other supplies such as packaging necessary for in-room meal deliveries to our residents and to a lesser extent testing kits for

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2021
(dollars in tables in thousands, except share data)

residents and staff, temperature screening machines, additional cleaning equipment, or protocols related to the properties. As of June 30, 2021, all of our properties have provided access to the COVID-19 vaccine to residents and employees. Although we have seen improvement in certain recent operating trends, the ultimate extent and duration of its impact on the U.S. economy and our business remains unclear. The full extent to which the COVID-19 global pandemic will continue to directly or indirectly impact our business and operating results is highly uncertain and difficult to predict at this time. We have evaluated the impacts of COVID-19 global pandemic on our business operations thus far and will continue to update our assessment over time.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). This ASU provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference London Inter-Bank Rate (“LIBOR”) or another rate that is expected to be discontinued. Companies can adopt ASU 2020-04 anytime during the effective period of March 12, 2020 through December 31, 2022. We are currently assessing the provisions of ASU 2020-04 and have not made any hedge accounting elections as of June 30, 2021. If an election is made at a later date, we will apply the provisions of this guidance.

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848) (“ASU 2021-01”). The amendments in ASU 2021-01 clarify that certain optional expedients and exceptions for contract modifications and hedge accounting apply to

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2021
(dollars in tables in thousands, except share data)
derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of the discontinuation of the use of LIBOR as a benchmark interest rate due to reference rate reform. We are currently evaluating the impact of this guidance.

3.DISCONTINUED OPERATIONS

On February 10, 2020, we sold a portfolio of 28 assisted living/memory care (“AL/MC”) properties for a gross sale price of $385.0 million (the “AL/MC Portfolio Disposition”) to affiliates of ReNew REIT LLC. The portfolio represented a separate reportable segment at the time and the sale represented a strategic shift that would have a major effect on our operations and financial results. As a result, we classified the assets and liabilities associated with the operations of the 28 AL/MC properties as discontinued operations in our consolidated financial statements for the six months ended June 30, 2020. There was no activity related to discontinued operations for the three months ended June 30, 2020. Refer to “Note 4 - Dispositions” for details.

For the six months ended June 30, 2020, the results of operations associated with discontinued operations are as follows:

Six Months Ended June 30, 2020
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

4. DISPOSITIONS

2021 Activity

We did not have any dispositions during the six months ended June 30, 2021.

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
June 30, 2021
(dollars in tables in thousands, except share data)
5.SEGMENT REPORTING

Our primary business is investing in senior housing properties. We currently operate and report results in one reportable segment, Senior Housing Properties. Prior to the fourth quarter of 2020, we had two reportable segments (Managed IL Properties and Other Properties). Due to the AL/MC Portfolio Disposition which resulted in the sale of all but one of the assets in the Other Properties segment, we changed the composition of our reportable segments to be in line with the financial information reviewed and used by the chief operating decision maker to make operating decisions, assess performance, develop strategy and allocate capital resources. Accordingly, all prior period segment information has been reclassified to conform to the current period presentation.

6.REAL ESTATE INVESTMENTS

The following table summarizes our real estate investments:

	June 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value
Land	$134,643	$—	$134,643	$134,643	$—	$134,643
Building and improvements	1,877,400	(348,712)	1,528,688	1,873,132	(321,025)	1,552,107
Furniture, fixtures and equipment	112,924	(100,027)	12,897	110,231	(96,430)	13,801
Total real estate investments	$2,124,967	$(448,739)	$1,676,228	$2,118,006	$(417,455)	$1,700,551

Depreciation expense was $15.5 million and $16.7 million for the three months ended June 30, 2021 and 2020, respectively and $31.3 million and $34.1 million for the six months ended June 30, 2021 and 2020, respectively.

The following table summarizes our real estate intangibles:

	June 30, 2021				December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Amortization Period
Intangible lease assets	$7,642	$(2,773)	$4,869	44.8 years	$7,642	$(2,595)	$5,047	44.1 years

Amortization expense was $0.1 million for both the three months ended June 30, 2021 and 2020, and $0.2 million for both the six months ended June 30, 2021 and 2020, respectively.

We evaluate long-lived assets, primarily consisting of our real estate investments, for impairment indicators. In performing this evaluation, market conditions and our current intentions with respect to holding or disposing of the asset are considered. Where indicators of impairment are present, we evaluate whether the sum of the expected future undiscounted cash flows is less than book value. Based on our assessment, no charges were necessary for the three and six months ended June 30, 2021 and 2020.

Impact of Texas Winter Storm

During the six months ended June 30, 2021, we recognized $0.3 million related to damage remediation and other incremental costs for 21 properties impacted by a significant winter storm in Texas in February 2021, which are included in “Other expense” in our Consolidated Statements of Operations. No additional costs were recognized during the three months ended June 30, 2021.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2021
(dollars in tables in thousands, except share data)
7.RECEIVABLES AND OTHER ASSETS, NET

The following table summarizes our receivables and other assets, net:

	June 30, 2021	December 31, 2020
Escrows held by lenders (A)	$15,584	$17,694
Prepaid expenses	4,900	3,923
Straight-line rent receivable	4,677	4,515
Derivative asset	3,085	—
Other assets and receivables	11,048	8,760
Total receivables and other assets	$39,294	$34,892
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

The following table sets forth future contracted minimum rents from the tenant of our triple net lease property, excluding contingent payment escalations, as of June 30, 2021:

2021 (six months)	$3,060
2022	6,233
2023	6,405
2024	6,581
2025	6,762
Thereafter	32,127
Total future minimum rents	$61,168

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2021
(dollars in tables in thousands, except share data)
8.DEBT, NET

	June 30, 2021					December 31, 2020
	Outstanding Face Amount	Carrying Value (A)	Maturity Date	Stated Interest Rate	Weighted Average Maturity (Years)	Outstanding Face Amount	Carrying Value (A)
Floating Rate (B)(C)	$1,036,269	$1,023,721	Mar 2022- Mar 2030	1M LIBOR + 2.00% to 1M LIBOR + 2.75%	5.1	$1,039,316	$1,025,110
Fixed Rate	458,890	457,330	Sep 2025	4.25%	4.1	462,808	461,054
Total	$1,495,159	$1,481,051			4.8	$1,502,124	$1,486,164
(A)The totals are reported net of deferred financing costs of $14.1 million and $16.0 million as of June 30, 2021 and December 31, 2020, respectively.
(B)Substantially all of these loans have LIBOR caps that range between 3.38% and 3.75% as of June 30, 2021.
(C)As of June 30, 2021, $620.0 million of total floating rate debt has been hedged using interest rate swaps, which are carried at fair value. See “Note 9 - Derivative Instruments” for more information.

The carrying value of the collateral relating to the floating rate and fixed rate debt was $1.2 billion and $0.5 billion, respectively, as of both June 30, 2021, and December 31, 2020.

Mortgage Debt

In February 2020, in conjunction with the AL/MC Portfolio Disposition, we obtained mortgage financing in the aggregate amount of $270.0 million from KeyBank and assigned to Federal Home Loan Mortgage Corporation (the “2020 Freddie Financing”). The 2020 Freddie Financing is secured by 14 of our senior housing properties, matures on March 1, 2030, and bears interest at an adjustable rate, adjusted monthly, equal to the sum of the one month LIBOR index rate plus 2.12%. Concurrently on the same date, we used the funds from the 2020 Freddie Financing and proceeds from the AL/MC Portfolio Disposition to prepay an aggregate of $368.1 million of secured loans. We recognized a loss on extinguishment of debt of $5.9 million, comprised of $4.5 million in prepayment penalties and $1.4 million in the write-off of unamortized deferred financing costs, which is included in “Loss on extinguishment of debt” on our Consolidated Statements of Operations for the six months ended June 30, 2020. We incurred a total of $3.3 million in deferred financing costs, which have been capitalized and are being amortized over the life of the loan and the related amortization is included in “Interest expense” in our Consolidated Statements of Operations for the six months ended June 30, 2020.

Revolving Credit Facility

In February 2020, in connection with the AL/MC Portfolio Disposition, we also amended our secured revolving credit facility in the amount of $125.0 million (the “Revolver”), and extended its maturity from December 2021 to February 9, 2024. The amendment allows the Revolver to be increased with lender consent to a maximum aggregate amount of $500.0 million, of which (i) up to 10% may be used for the issuance of letters of credit, and (ii) up to 10% may be drawn by us in the form of swing loans. The Revolver bears an interest rate of, at our option, (i) the sum of LIBOR plus 2.0% or, in the case of a swing line loan, (ii) the greater of (a) the fluctuating annual rate of interest announced from time to time by KeyBank as its “prime rate,” plus 1.0% (b) 1.5% above the effective federal funds rate and (c) the sum of LIBOR for a one-month interest period plus 2.0%. The Revolver is secured by nine of our senior housing properties and the pledge of the equity interests of certain of our wholly owned subsidiaries. As of June 30, 2021, there were $3.5 million borrowings outstanding under the Revolver. We continue to pay a fee for unused amounts of the Revolver under certain circumstances, which were $0.1 million and not material for the three months ended June 30, 2021 and 2020, respectively and $0.2 million and $0.1 million for the six months ended June 30, 2021 and 2020, respectively. These fees were included in “Interest expense” in our Consolidated Statements of Operations.

Our debt agreements contain various customary financial and other covenants, in some cases including, but not limited to, debt service coverage ratios, lease coverage ratio, and project yield, as defined in the agreements. We are in compliance with the covenants in our debt agreements as of June 30, 2021.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2021
(dollars in tables in thousands, except share data)
9.DERIVATIVE INSTRUMENTS

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements.

Derivatives Designated as Hedging Instruments

Interest rate swap

In August 2020, we entered into a $270.0 million notional interest rate swap with a maturity of September 2025. In May 2019, we entered into a $350.0 million notional interest rate swap with a maturity of May 2022. Both swaps effectively convert LIBOR-based floating rate debt to fixed rate debt, thus reducing the impact of interest-rate changes on future interest expense. These interest rate swaps were designated and qualified as cash flow hedges with the change in fair value included in the assessment of hedge effectiveness deferred as a component of other comprehensive income (“OCI”), and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

As of June 30, 2021 and December 31, 2020, our interest rate swap liability of $6.9 million and $11.7 million, respectively, was recorded in “Accrued expenses and other liabilities” in our Consolidated Balance Sheets. As of June 30, 2021, our interest rate swap asset of $3.1 million was recorded in “Receivables and other assets, net” in our Consolidated Balance Sheets.

We reclassified net losses of $2.2 million and $1.5 million for the three months ended June 30, 2021 and 2020, respectively, and $4.2 million and $2.0 million for the six months ended June 30, 2021, and 2020 from accumulated other comprehensive income (loss) into earnings and included in “Interest expense” in our Consolidated Statements of Operations, respectively. As of June 30, 2021, approximately $7.9 million of our interest rate swap liability and asset, which is included in accumulated other comprehensive income (loss), is expected to be reclassified into earnings in the next 12 months.

Derivatives Not Designated as Hedging Instruments

Interest rate caps

As of June 30, 2021 and December 31, 2020, our interest rate cap assets were recorded in “Receivables and other assets, net” in our Consolidated Balance Sheets. Fair value losses recognized for both the three and six months ended June 30, 2021 and 2020 were not material. These amounts are included in “Other expense” in our Consolidated Statements of Operations and “Other non-cash expense” in our Consolidated Statements of Cash Flows.

10.ACCRUED EXPENSES AND OTHER LIABILITIES

The following table summarizes our accrued expenses and other liabilities:

	June 30, 2021	December 31, 2020
Accounts payable	$9,247	$9,202
Due to property managers	8,421	9,782
Derivative liability	6,944	11,687
Property tax payable	6,057	5,754
Deferred community fees, net	5,107	5,201
Professional fees	4,370	251
Other liabilities	19,778	22,009
Total accrued expenses and other liabilities	$59,924	$63,886

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2021
(dollars in tables in thousands, except share data)
11. FAIR VALUE MEASUREMENTS

The carrying amounts and fair values of our financial instruments were as follows:

	Fair Value Hierarchy	June 30, 2021		December 31, 2020
		Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents (A)	1	$23,187	$23,187	$33,046	$33,046
Restricted cash (A)	1	18,639	18,639	20,749	20,749
Interest rate swap (B)	2	3,085	3,085	—	—
Interest rate caps (B)	2	16	16	10	10
Financial Liabilities:
Mortgage debt (C)	3	$1,480,282	$1,533,855	$1,486,164	$1,524,210
Revolving credit facility (C)	3	769	3,482	—	—
Interest rate swap (B)	2	6,225	6,225	10,980	10,980
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

The following table presents the provision (benefit) for income taxes (excluding discontinued operations):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Current
Federal	$—	$—	$—	$—
State and local	33	22	67	82
Total current provision	33	22	67	82
Deferred
Federal	—	—	—	—
State and local	—	—	—	—
Total deferred provision	—	—	—	—
Total provision for income taxes	$33	$22	$67	$82

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income by the TRS during the periods in which temporary differences become deductible before the net operating loss carryforward expires. Management believes that it is more likely than not that our net deferred tax assets will not be realized. As a result, we recorded valuation allowances against our deferred tax asset of $9.3 million and $7.6 million as of June 30, 2021 and December 31, 2020, respectively. However, the amount of the deferred tax asset considered realizable could be adjusted if (i) estimates of future taxable income during the carryforward period are reduced or increased or (ii) objective negative evidence in the form of cumulative losses is no longer present.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2021
(dollars in tables in thousands, except share data)
As of June 30, 2021, our TRS had a loss carryforward of approximately $30.6 million for federal income tax purposes and $37.2 million for state income tax purposes. These NOLs include activity from discontinued operations that remained with the Company. The federal net operating losses will begin to expire at the end of 2034. The net operating loss carryforward can generally be used to offset future taxable income, if and when it arises.

13.STOCK-BASED COMPENSATION

Amended and Restated Stock Options and Incentive Award Plans

On January 1, 2019, our board of directors adopted an Amended and Restated Nonqualified Stock Option and Incentive Award Plan (the “Plan”) providing for the grant of equity-based awards, including restricted stock awards (RSAs), restricted stock units (RSUs), stock options, stock appreciation rights, performance awards and other equity-based and non-equity based awards, in each case to our directors, officers, employees, service providers, consultants and advisors. Vesting periods for these awards generally range from one to three years. Options expire ten years from the date of grant. Stock-based compensation expense totaled $2.3 million and $1.7 million for the three months ended June 30, 2021 and 2020, respectively, and $4.4 million and $3.1 million for the six months ended June 30, 2021 and 2020, respectively.

In March 2021, the Former Manager exercised an aggregate of 1,422,248 options and were issued an aggregate of 784,123 shares of New Senior’s common stock in a cashless exercise.

14.REDEEMABLE PREFERRED STOCK, EQUITY AND EARNINGS PER COMMON SHARE

Redeemable Preferred Stock

On December 31, 2018, we issued 400,000 shares of our Series A Redeemable Preferred Stock, of which 200,000 shares are outstanding as of June 30, 2021, to the private equity firm that formerly externally managed us (the “Former Manager”). The Redeemable Preferred Stock are non-voting and have a $100 liquidation preference. Holders of the Redeemable Preferred Stock are entitled to cumulative cash dividends at a rate per annum of 6.00% on the liquidation preference amount plus all accumulated and unpaid dividends. The Redeemable Preferred Stock is subject to certain terms and conditions.

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

The following table is a rollforward of our Redeemable Preferred Stock for the six months ended June 30, 2021:

Balance as of December 31, 2020	$20,253
Accrued dividend	595
Paid dividend	(598)
Balance as of June 30, 2021	$20,250

Equity and Dividends

Return of Capital Adjustment

In January 2021, strike prices for outstanding options as of December 31, 2020 were reduced by $0.33 (the “2020 ROC Adjustment”), reflecting the portion of our 2020 dividends which were deemed return of capital pursuant to the terms of the

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2021
(dollars in tables in thousands, except share data)
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

During the six months ended June 30, 2021, we did not issue any shares under the Distribution Agreement. Pursuant to the Merger Agreement, we agreed that we would not issue equity securities, including under the ATM Program, subject to certain limited exceptions described in the Merger Agreement.

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

For the three and six months ended June 30, 2021 and 2020, basic and diluted net income (loss) per share was computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2021
(dollars in tables in thousands, except share data)

The following table sets forth the computation of basic and diluted income (loss) per share of common stock for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator
Loss from continuing operations attributable to common stockholders	$(13,268)	$(3,257)	$(20,875)	$(14,903)
Discontinued operations, net	—	—	—	16,885
Net income (loss) attributable to common stockholders	(13,268)	(3,257)	(20,875)	1,982
Less: Non-forfeitable dividends allocated to participating RSUs	(32)	(28)	(75)	(59)
Net income (loss) available to common shares outstanding	$(13,300)	$(3,285)	$(20,950)	$1,923
Denominator
Basic weighted average common shares outstanding (A)	83,653,329	82,459,741	83,233,377	82,423,182
Dilutive common shares - equity awards and options (B)	—	—	—	—
Diluted weighted average common shares outstanding	83,653,329	82,459,741	83,233,377	82,423,182
Basic earnings per common share:
Loss from continuing operations attributable to common stockholders	$(0.16)	$(0.04)	$(0.25)	$(0.18)
Discontinued operations, net	—	—	—	0.20
Net income (loss) attributable to common stockholders	$(0.16)	$(0.04)	$(0.25)	$0.02
Diluted earnings per common share:
Loss from continuing operations attributable to common stockholders	$(0.16)	$(0.04)	$(0.25)	$(0.18)
Discontinued operations, net	—	—	—	0.20
Net income (loss) attributable to common stockholders	$(0.16)	$(0.04)	$(0.25)	$0.02

(A)The outstanding shares used to calculate the weighted average basic shares outstanding exclude 227,462 and 454,921 restricted stock awards as of June 30, 2021 and 2020 net of forfeitures, respectively, as those shares were issued but were not vested and therefore, not considered outstanding for purposes of computing basic income (loss) per common share for the three and six months ended June 30, 2021.
(B)During the three months ended June 30, 2021 and 2020, 3,107,805 and 292,483 dilutive share equivalents and options, respectively, were excluded as their inclusion would have been anti-dilutive given our loss position. During the six months ended June 30, 2021 and 2020, 2,841,736 and 947,465 dilutive share equivalents and options, respectively, were also excluded as their inclusion would have been anti-dilutive given our loss position.

15. COMMITMENTS AND CONTINGENCIES

As of June 30, 2021, management believes there are no material contingencies that would affect our results of operations, cash flows or financial position.

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

Litigation Relating to the Merger – On July 28, 2021, a purported stockholder of the Company filed a lawsuit against the Company and the members of its board of directors in the United States District Court for the Southern District of New York, captioned Wang v. New Senior Investment Group, Inc., et al. (Case No. 1:21-cv-6426). The plaintiff alleges that the defendants violated Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, including by disclosing materially incomplete and misleading information concerning the Merger and related matters to the Company’s stockholders.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2021
(dollars in tables in thousands, except share data)
The plaintiff seeks injunctive relief, rescissory and compensatory damages and an award of attorneys’ fees and expenses. We believe the claims asserted in the lawsuit are without merit.

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

Environmental Costs

As a commercial real estate owner, we are subject to potential environmental costs. As of June 30, 2021, management is not aware of any environmental concerns that would have a material adverse effect on our financial position or results of operations.

Capital Improvement and Repair Commitments

We have agreed to make $1.0 million available for capital improvements during the 15 year lease period, which ends in 2030, to our triple net lease property under Watermark, none of which has been funded as of June 30, 2021. Upon funding these capital improvements, we will be entitled to a rent increase.

Leases

We currently lease our corporate office space located in New York, New York under an operating lease agreement. The lease requires fixed monthly rent payments, expires on June 30, 2024 and does not have any renewal option. We also currently lease equipment (e.g., dishwashers, copy machines and buses) used at certain of our managed properties under operating lease agreements. Our leases have remaining lease terms ranging from one month to 66.0 years. We do not include any renewal options in our lease terms for calculating our lease liability as of June 30, 2021, because we were not reasonably certain if we will exercise these renewal options at this time.

NEW SENIOR INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2021
(dollars in tables in thousands, except share data)
As of June 30, 2021, our future minimum lease payments under our operating leases are as follows:

Year	Operating Leases
2021 (six months)	$322
2022	515
2023	472
2024	240
2025	8
Thereafter	305
Total future minimum lease payments	1,862
Less imputed interest	(377)
Total operating lease liability	$1,485

16.SUBSEQUENT EVENTS

On July 13, 2021, we redeemed all 200,000 shares of our outstanding Series A Preferred Stock at the liquidation preference of $100 per share plus all accrued and unpaid dividends up to, but excluding, the redemption date. In total, we paid $20.3 million for the redemption of the Series A Preferred Stock using proceeds from drawing down on our Revolver.

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

On June 28, 2021, the Company announced that it had entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ventas and Cadence Merger Sub LLC, a wholly owned subsidiary of Ventas (“Merger Sub”), pursuant to which, subject to the satisfaction or waiver of certain conditions, Merger Sub will merge with and into the Company, with the Company surviving the merger as a subsidiary of Ventas (the “Merger”). Under the Merger Agreement, the consideration to be paid by Ventas in the Merger consists of 0.1561 of a newly issued share of Ventas common stock, par value $0.25 per share, for each share of Company common stock, par value $0.01 per share, issued and outstanding immediately prior to the effective time of the Merger (other than shares of our common stock owned directly by Ventas, Merger Sub or the Company), with holders of record of Company common stock receiving cash in lieu of fractional shares of Ventas common stock. The Merger is expected to close during the second half of 2021, subject to customary closing conditions, including approval by the Company’s stockholders. We cannot assure you that the Merger will be completed on the terms or timeline anticipated or at all.

COVID-19 & Considerations Related to Our Business

The COVID-19 global pandemic has caused significant disruptions to the U.S. and global economies and has contributed to volatility and negative pressure in financial markets. The outbreak has led federal, state and local governments and public health authorities to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders. Although some of these restrictions have been lifted or scaled back at this time, ongoing resurgences of COVID-19 infections may result in the re-imposition of certain restrictions and may lead to other restrictions being re-implemented to reduce the spread of COVID-19.
As an owner of senior living properties, with a portfolio of 102 IL properties and one continuing care retirement community (“CCRC”), COVID-19 has impacted our business in various ways. Our four property managers and one tenant all put into place various protocols to address the COVID-19 pandemic at our communities across the U.S. Some of the measures taken at the onset of the pandemic included restrictions on all non-essential visitors (including family), closure of group dining facilities and other common areas, restrictions on resident movements and group activities, as well as enhanced protocols which have required increased labor, property cleaning expenses and costs related to procuring necessary supplies such as meal containers and personal protective equipment (“PPE”). In mid-2020, our properties started to lift restrictions in a phased approach, based on both the status of state and local regulations that affect the property as well as the status of any COVID-19 cases at the property.

COVID-19 is having and will likely continue to have an impact on three metrics that are fundamental to our business: occupancy, rental rates and operating expenses.

Occupancy:
Following the COVID-19 outbreak, occupancy at our properties began to decrease materially as move-ins at those properties slowed due to the voluntary restrictions our property managers imposed on move-ins at our properties as discussed above. We do not know the ultimate impact that COVID-19 will have on our business, and whether it will fundamentally alter the demand for senior housing in general or in our properties in particular. Ending occupancy in the second quarter of 2021 increased for the first time since the outset of the pandemic, growing 90 basis points compared to the first quarter of 2021. The shape and length of the recovery in occupancy is difficult to predict and could be harmed by the incidence of COVID-19 at our properties or the perception that outbreaks could occur. The impact of COVID-19 may be mitigated by the distribution of COVID-19 vaccines, but it remains unclear how vaccines will ultimately impact demand and occupancy over the longer term. As of the date of this filing, all of our properties have made COVID-19 vaccines available to residents and employees. However, although we have seen recent improvements, it is too early to determine how vaccination levels will ultimately influence demand and occupancy at our properties.

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

Operating Expenses:
Throughout the pandemic, our property managers have incurred certain additional property level expenses associated with the COVID-19 pandemic, including the procurement of PPE and other supplies such as packaging necessary for in-room meal deliveries to residents. These expenses have been largely offset by variable expense savings associated with lower occupancy and strong expense management from our property managers. In the second quarter of 2021, these costs have continued but declined for the fourth consecutive quarter. Depending on how the pandemic continues to evolve, there may be other future operating expenses that we may be required to bear or need to continue to bear, such as costs for testing kits for residents and staff, additional cleaning equipment, or new protocols related to the properties.

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

Other Recent Developments

Property Transition to Atria Senior Living (“Atria”)

In April 2021, we transitioned the management of 21 properties from Holiday to Atria.

Property Transitions to Hawthorn Senior Living (“Hawthorn”) and Grace Management, Inc. (“Grace”)

In July 2021, we transitioned the management of 10 properties from Holiday to Hawthorn, and two properties from Holiday to Grace.

During transition periods, we expect to incur integration costs and may experience a temporary disruption in operations, which can adversely impact our results of operations.

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

During the six months ended June 30, 2021, we did not issue any shares under the Distribution Agreement. Pursuant to the Merger Agreement, we agreed that we would not issue equity securities, including under the ATM Program, subject to certain limited exceptions described in the Merger Agreement.

MARKET CONSIDERATIONS

Senior housing is a $300 billion market, and ownership of senior housing assets is highly fragmented. Given these industry fundamentals and compelling demographics that are expected to drive increased demand for senior housing, we believe the senior housing industry presents an attractive investment opportunity. However, increased competition from other buyers of senior housing assets, the impact of COVID-19 on the senior housing industry, increasing construction costs, as well as liquidity constraints and other factors, could impair our ability to source attractive investment opportunities within the senior housing industry and thus to seek investments in the broader healthcare industry.

According to data from the National Investment Center for Seniors Housing and Care (“NIC”) on the 99 Primary and Secondary Markets, occupancy in the second quarter of 2021 declined 550 basis points year-over-year, and increased 30 basis points quarter-over-quarter – the first sequential increase since before the COVID-19 pandemic. New Senior’s occupancy results performed in line with the industry in the second quarter, with same store managed occupancy down 550 basis points year-over-year. Industry occupancy for majority IL facilities was down 500 basis points year-over-year, while industry occupancy for majority AL facilities was down 620 basis points year-over-year.

Industry-wide, new supply levels have continued to trend lower for the past several years. Units under construction represent 4.7% of inventory, and that ratio has decreased 270 basis points from the recent high in the third quarter of 2018. The ratio of IL construction to inventory (4.8%) is slightly higher than the ratio for AL (4.7%).

While supply trends have improved recently, rate growth has continued to decelerate over the past several quarters. Industry rate growth was 1.4% in the second quarter of 2021, down 200 bps from the recent high of 3.4% in the first quarter of 2019. Rate growth for IL facilities (1.4%) was in line with rate growth for AL facilities.

The value of our existing portfolio could be impacted by new construction, as well as increased availability and popularity of home health care or other alternatives to senior housing, by hampering occupancy and rate growth. In addition, operating expenses could be driven higher by supply and labor shortages, as well as other factors.

Additionally, as discussed in more detail above, the COVID-19 pandemic has continued to impact our business in 2021. The timing of a recovery is difficult to predict, and could be harmed by the incidence of COVID-19 at our properties or the perception that outbreaks could occur. In recent months, we have seen fewer active cases, and increased inquiry and tour volume across our communities, which may be due to the prevalence of vaccination clinics at our communities and high levels of uptake by residents and associates, or may be the result of declining positivity rates in the particular communities in which we operate, or may be due to other factors.

RESULTS OF OPERATIONS

Segment Overview

Our primary business is investing in senior housing properties. We currently operate and report results in one reportable segment, Senior Housing Properties. Prior to the fourth quarter of 2020, we had two reportable segments (Managed IL Properties and Other Properties). Due to the AL/MC Portfolio Disposition which resulted in the sale of all but one of the assets in the Other Properties segment, we changed the composition of our reportable segments to be in line with the financial information reviewed and used by the chief operating decision maker to make operating decisions, assess performance, develop strategy and allocate capital resources. Accordingly, all prior period segment information has been reclassified to conform to the current period presentation.

Net Operating Income

Net operating income (“NOI”) and Cash NOI are financial measures not determined under U.S. generally accepted accounting principles (“GAAP”) that we use to evaluate the performance of our properties. We consider NOI and Cash NOI important supplemental measures used to evaluate the operating performance of our properties because they allow investors, analysts and our management to assess our unleveraged property-level operating results and to compare our operating results between periods and to the operating results of other real estate companies on a consistent basis. We define NOI as total revenues less property level operating expenses, which include property management fees and travel cost reimbursements. We define Cash NOI as NOI excluding the effects of straight-line rental revenue, amortization of above/ below market lease intangibles and the amortization of deferred community fees and other, which includes the net change in deferred community fees and other rent discounts or incentives.

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

Same Store

Same store information is intended to enable management to evaluate the performance of a consistent portfolio of real estate in a manner that eliminates variances attributable to changes in the composition of our portfolio over time, due to sales and various other factors. Properties acquired, sold, transitioned to other property managers, or classified as held for sale or discontinued operations during the comparable periods are excluded from the same store amounts.

Three months ended June 30, 2021 compared to three months ended June 30, 2020

The following table presents the total portfolio results as of and for the three months ended June 30, 2021 and 2020, and a reconciliation of our NOI to net income (loss):

	Three Months Ended June 30,		Increase (Decrease)
(dollars in thousands)	2021	2020	Amount	Percentage
Resident fees and services	$77,507	$82,951	$(5,444)	(6.6)%
Rental revenue	1,582	1,582	—	—%
Less: Property operating expense	49,698	48,760	938	1.9%
Total NOI	29,391	35,773	(6,382)	(17.8)%
Straight-line rental revenue	(67)	(108)	41	(38.0)%
Amortization of deferred community fees and other	4	(432)	436	(100.9)%
Cash NOI	29,328	35,233	(5,905)	(16.8)%
Addback adjustments (A)	63	540	(477)	(88.3)%
Expenses
Depreciation and amortization	15,586	16,782	(1,196)	(7.1)%
Interest expense	14,350	15,281	(931)	(6.1)%
General and administrative expense	6,579	5,894	685	11.6%
Acquisition, transaction and integration expense	5,607	19	5,588	NM
Other expense (income)	205	433	(228)	(52.7)%
Total expenses	42,327	38,409	3,918	10.2%
Loss before income taxes	(12,936)	(2,636)	(10,300)	NM
Income tax expense	33	22	11	50.0%
Net income (loss)	(12,969)	(2,658)	(10,311)	NM
Deemed dividend on redeemable preferred stock	(299)	(599)	300	(50.1)%
Net income (loss) attributable to common stockholders	$(13,268)	$(3,257)	$(10,011)	NM

Total properties as of the period ended	103	103
Average available beds	12,438	12,439
NM – Not meaningful
(A) Represents straight-line rental revenue and amortization of deferred community fees and other adjustments to Cash NOI.

The following table presents same store and total portfolio results for the three months ended June 30, 2021 and 2020:

	Same Store Portfolio				Total Portfolio
(dollars in thousands)	2021	2020	Change	%	2021	2020	Change	%
Resident fees and services	$59,520	$63,163	$(3,643)	(5.8)%	$77,507	$82,951	$(5,444)	(6.6)%
Rental revenue	1,582	1,582	—	—%	1,582	1,582	—	—%
Less: Property operating expense	38,758	37,739	1,019	2.7%	49,698	48,760	938	1.9%
NOI	22,344	27,006	(4,662)	(17.3)%	29,391	35,773	(6,382)	(17.8)%
Straight-line rental revenue	(67)	(108)	41	(38.0)%	(67)	(108)	41	(38.0)%
Amortization of deferred community fees and other	166	(284)	450	(158.5)%	4	(432)	436	(100.9)%
Cash NOI	$22,443	$26,614	$(4,171)	(15.7)%	29,328	35,233	(5,905)	(16.8)%
Less: non-SS Cash NOI (A)					(6,885)	(8,619)	1,734	(20.1)%
SS Cash NOI					$22,443	$26,614	$(4,171)	(15.7)%

Total properties as of the period ended	82	82			103	103
Average available beds	9,867	9,868			12,438	12,439
(A) Relates to the Cash NOI of 21 assets that were managed under Holiday and transitioned to Atria in April 2021.

Resident fees and services

Total portfolio resident fees and services decreased $5.4 million. This decrease is primarily attributable to a decrease in occupancy.

Same store portfolio resident fees and services decreased $3.6 million. This decrease is primarily attributable to a decrease in occupancy.

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
Property operating expense

Total portfolio property operating expense increased $0.9 million. This increase is primarily due to higher marketing and labor-related costs, which were partially offset by lower costs incurred in response to the COVID-19 pandemic.

Same store portfolio property operating expense increased $1.0 million. This increase is primarily due to higher marketing and labor-related costs, which were partially offset by lower costs incurred in response to the COVID-19 pandemic.

NOI

Total portfolio NOI decreased $6.4 million. See above for the variance explanations.

Same store portfolio NOI decreased $4.7 million. See above for the variance explanations.

Cash NOI

Total portfolio Cash NOI decreased $5.9 million. This is primarily due to lower NOI and more rent incentives given to residents. See above for the NOI variance explanations.

Same store portfolio Cash NOI decreased $4.2 million. This is primarily due to lower NOI and more rent incentives given to residents. See above for the NOI variance explanations.

Expenses

Depreciation and amortization

Depreciation and amortization decreased $1.2 million primarily due to certain furniture, fixtures, and equipment becoming fully depreciated as of June 30, 2020.

Interest expense

Interest expense decreased $0.9 million primarily due to a lower average debt balance as a result of debt repayments and a decrease in LIBOR for the comparative periods. The weighted average effective interest rates for the three months ended June 30, 2021 and 2020 were 3.79% and 3.81%, respectively.

General and administrative expense

General and administrative expense increased $0.7 million primarily due to additional compensation expense, including the amortization of equity-based compensation granted to officers and employees after June 30, 2020.

Acquisition, transaction and integration expense

Acquisition, transaction and integration expense increased $5.6 million primarily due to $4.0 million of costs associated with the Merger with Ventas during the three months ended June 30, 2021. See “Part I, Item 1. Note 1 - Organization” of our consolidated financial statements for more information.

Other expense

Other expense decreased by $0.2 million. This is primarily due to lower casualty related charges in the second quarter of 2021.

Income tax expense

We are organized and conduct our operations to qualify as a REIT under the requirements of the Code. However, certain of our activities are conducted through our TRS and therefore are subject to federal and state income taxes. Income tax expense was relatively unchanged during the comparative periods.

Six months ended June 30, 2021 compared to six months ended June 30, 2020

The following table presents the total portfolio results as of and for the six months ended June 30, 2021 and 2020, and a reconciliation of our NOI to net income (loss):

	Six Months Ended June 30,		Increase (Decrease)
(dollars in thousands)	2021	2020	Amount	Percentage
Resident fees and services	$155,620	$167,958	$(12,338)	(7.3)%
Rental revenue	3,165	3,165	—	—%
Less: Property operating expense	99,146	99,825	(679)	(0.7)%
Total NOI	59,639	71,298	(11,659)	(16.4)%
Straight-line rental revenue	(162)	(242)	80	(33.1)%
Amortization of deferred community fees and other	(693)	(735)	42	(5.7)%
Cash NOI	58,784	70,321	(11,537)	(16.4)%
Addback adjustments (A)	855	977	(122)	(12.5)%
Expenses
Depreciation and amortization	31,475	34,318	(2,843)	(8.3)%
Interest expense	28,703	32,500	(3,797)	(11.7)%
General and administrative expense	12,854	11,740	1,114	9.5%
Acquisition, transaction and integration expense	6,000	152	5,848	NM
Loss on extinguishment of debt	—	5,884	(5,884)	NM
Other expense (income)	820	328	492	150.0%
Total expenses	79,852	84,922	(5,070)	(6.0)%
Loss before income taxes	(20,213)	(13,624)	(6,589)	48.4%
Income tax expense	67	82	(15)	(18.3)%
Loss from continuing operations	(20,280)	(13,706)	(6,574)	48.0%
Discontinued Operations:
Gain on sale of real estate	—	19,992	(19,992)	NM
Loss from discontinued operations	—	(3,107)	3,107	NM
Discontinued operations, net	—	16,885	(16,885)	NM
Net income (loss)	(20,280)	3,179	(23,459)	NM
Deemed dividend on redeemable preferred stock	(595)	(1,197)	602	(50.3)%
Net income (loss) attributable to common stockholders	$(20,875)	$1,982	$(22,857)	NM

Total properties as of the period ended	103	103
Average available beds	12,438	12,439
NM – Not meaningful
(A) Represents straight-line rental revenue and amortization of deferred community fees and other adjustments to Cash NOI.

The following table presents same store and total portfolio results for six months ended June 30, 2021 and 2020:

	Same Store Portfolio				Total Portfolio
(dollars in thousands)	2021	2020	Change	%	2021	2020	Change	%
Resident fees and services	$119,169	$127,792	$(8,623)	(6.7)%	$155,620	$167,958	$(12,338)	(7.3)%
Rental revenue	3,165	3,165	—	—%	3,165	3,165	—	—%
Less: Property operating expense	76,832	76,730	102	0.1%	99,146	99,825	(679)	(0.7)%
NOI	45,502	54,227	(8,725)	(16.1)%	59,639	71,298	(11,659)	(16.4)%
Straight-line rental revenue	(162)	(242)	80	(33.1)%	(162)	(242)	80	(33.1)%
Amortization of deferred community fees and other	(350)	(499)	149	(29.9)%	(693)	(735)	42	(5.7)%
Cash NOI	$44,990	$53,486	$(8,496)	(15.9)%	58,784	70,321	(11,537)	(16.4)%
Less: non-SS Cash NOI (A)					(13,794)	(16,835)	3,041	(18.1)%
SS Cash NOI					$44,990	$53,486	$(8,496)	(15.9)%
Total properties as of the period ended	82	82			103	103
Average available beds	9,867	9,868			12,438	12,439
(A) Relates to the Cash NOI of 21 assets that were managed under Holiday and transitioned to Atria in April 2021.

Resident fees and services

Total portfolio resident fees and services decreased $12.3 million. This decrease is primarily attributable to a decrease in occupancy, partially offset by an increase in average rental rates.

Same store portfolio resident fees and services decreased $8.6 million. This decrease is primarily attributable to a decrease in occupancy, partially offset by an increase in average rental rates.

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

Property operating expense

Total portfolio property operating expense decreased $0.7 million. This decrease is primarily due to lower management fees and costs incurred in response to the COVID-19 pandemic, offset by higher marketing fees, insurance premiums and uninsured casualty losses.

Same store portfolio property operating expense was relatively flat for the comparative periods. This is primarily due to lower management fees and costs incurred in response to the COVID-19 pandemic, offset by higher marketing fees, insurance premiums and uninsured casualty losses.

NOI

Total portfolio NOI decreased $11.7 million. See above for the variance explanation.

Same store portfolio NOI decreased $8.7 million. See above for the variance explanations.

Cash NOI

Total portfolio Cash NOI decreased $11.5 million. This is primarily due to lower NOI. See above for the NOI variance explanation.

Same store portfolio Cash NOI decreased $8.5 million. This is primarily due to lower NOI. See above for the NOI variance explanation.

Expenses

Depreciation and amortization

Depreciation and amortization decreased $2.8 million primarily due to certain furniture, fixtures, and equipment becoming fully depreciated as of June 30, 2020.

Interest expense

Interest expense decreased $3.8 million primarily due to a lower average debt balance in conjunction with lower effective interest rates as a result of debt repayments in conjunction with the AL/MC Portfolio Disposition, lower interest rate on the newly refinanced debt and a decrease in LIBOR for the comparative periods. The weighted average effective interest rates for the six months ended June 30, 2021 and 2020 were 3.79% and 4.12%, respectively.

General and administrative expense

General and administrative expense increased $1.1 million primarily due to additional compensation expense, including the amortization of equity-based compensation granted to officers and employees after June 30, 2020.

Acquisition, transaction and integration expense

Acquisition, transaction and integration expense increased $5.8 million primarily due to $4.0 million of costs associated with the Merger with Ventas during the six months ended June 30, 2021. See “Part I, Item 1. Note 1 - Organization” of our consolidated financial statements for more information.

Loss on extinguishment of debt

Loss on extinguishment of debt decreased $5.9 million primarily due to $4.5 million of prepayment penalties and a $1.4 million write-off of unamortized deferred financing fees related to debt paid off in conjunction with the AL/MC Portfolio Disposition in February 2020.

Other expense

Other expense increased $0.5 million. This is primarily due to damage remediation costs relating to a significant winter storm in Texas in February 2021 and higher casualty related charges.

Income tax expense

We are organized and conduct our operations to qualify as a REIT under the requirements of the Code. However, certain of our activities are conducted through our TRS and therefore are subject to federal and state income taxes. Income tax expense was relatively unchanged during the comparative periods.

Discontinued operations, net

In February 2020, we completed the sale of the AL/MC Portfolio Disposition which resulted in a gain on sale of real estate of $20.0 million. This gain was partially offset by a loss from discontinued operations of $16.9 million which reflects the operations of the properties sold.

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity needs are to (i) fund operating expenses, (ii) meet debt service requirements, (iii) fund recurring capital expenditures and investment activities, if applicable, and (iv) make distributions to stockholders. As of June 30, 2021, we had approximately $23.2 million in liquidity, consisting of unrestricted cash and cash equivalents. A portion of this amount is held in operating accounts used to fund expenses at our managed properties and, therefore, may not be available for distribution to stockholders.

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

During the six months ended June 30, 2021, we did not issue any shares under the Distribution Agreement. Pursuant to the Merger Agreement, we agreed that we would not issue equity securities, including under the ATM Program, subject to certain limited exceptions described in the Merger Agreement.

On July 13, 2021, we redeemed all 200,000 shares of our outstanding Series A Preferred Stock at the liquidation preference of $100 per share plus all accrued and unpaid dividends up to, but excluding, the redemption date. In total, we paid $20.3 million for the redemption of the Series A Preferred Stock using proceeds from drawing down on our Revolver.

Our principal sources of liquidity are (i) cash flows from operating activities, (ii) proceeds from financing in the form of debt, and, from time to time, (iii) proceeds from dispositions of assets. Our cash flows from operating activities are primarily driven by (i) resident fees and services received from residents of our managed properties and (ii) rental revenues from the tenant of our triple net lease property, less (iii) operating expenses (primarily property operating expense of our managed properties, general and administrative expenses, professional fees, insurance and taxes) and (iv) interest payments on our debt. Our principal uses of liquidity are the expenses included in cash flows from operating activities, plus capital expenditures, principal payments on debt, and distributions to our stockholders.

We anticipate that our cash on hand, our cash flows provided by operating activities, and cash available to be drawn down from the Revolver will be sufficient to fund our business operations, recurring capital expenditures, principal payments, and the distributions we are required to make to comply with REIT requirements over the next 12 months. Our actual distributions to stockholders have historically been higher than the REIT distribution requirement. The Revolver is an important source of liquidity for us. Our balance drawn under the Revolver fluctuates over time and was $3.5 million as of June 30, 2021.

Our cash flows from operating activities, less capital expenditures and principal payments, have historically been less than the amount of distributions to our stockholders. We have in the past funded the shortfall using cash on hand. In light of the impacts of COVID-19, the board of directors reduced our quarterly cash dividend on shares of our common stock for the first quarter of 2020 by 50% to $0.065 per share. The board of directors maintained the same dividend level for the remainder of 2020 and the first half of 2021. The board of directors believed that the dividend reduction in 2020 is the most prudent course of action and it continues to monitor our financial performance and liquidity. The board of directors will continue to re-evaluate the level of future dividends; however, pursuant to the Merger Agreement the board may not declare or pay a quarterly dividend in excess of $0.065 per share without the consent of Ventas. As required by the Merger Agreement relating to the pending Merger with Ventas, the Company and Ventas agreed to synchronize the record and payment dates for their dividends to October 1, 2021 and October 14, 2021, respectively, which are the dates typically used by Ventas. The Company’s dividend for the second quarter of 2021 is expected to remain at $0.065 per share, subject to the approval of our board of directors. There can be no assurance that we will pay cash dividends in an amount consistent with prior quarters. Any difference between the amount of any future dividend and the amount of dividends in prior quarters could be material, and there can be no assurance that our board of directors will declare any dividend at all.

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

As noted elsewhere in this Quarterly Report on Form 10-Q, the impacts of the COVID-19 pandemic will affect the Company’s liquidity in various ways, including among other things, by further impairing our ability to access the capital markets, by reducing our revenues due to decreased occupancy at our properties and reduced asset values, which over time may limit the borrowing availability under the Revolver.

Debt Obligations

Our debt agreements contain various customary financial and other covenants, in some cases including, but not limited to, debt service coverage ratios, lease coverage ratio, and project yield, as defined in the agreements. We are in compliance with the covenants in our debt agreements as of June 30, 2021.

Capital Expenditures

We anticipate that capital expenditures will be funded through operating cash flows from our senior housing properties. Capital expenditures, net of insurance proceeds for the managed properties were $7.7 million for the six months ended June 30, 2021. As landlord, we did not incur any capital expenditures for the CCRC leased to the tenant for the six months ended June 30, 2021. After the onset of the pandemic in March 2020, we temporarily halted all elective capital expenditure projects and limited projects to those deemed essential. In summer 2020, we resumed elective capital expenditure projects that could be completed safely.

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

Cash Flows

The following table provides a summary of our cash flows:

	Six Months Ended June 30,		Increase (Decrease)
(dollars in thousands)	2021	2020	Amount
Net cash provided by (used in)
Operating activities	$15,270	$14,633	$637
Investing activities	(7,650)	369,879	(377,529)
Financing activities	(19,589)	(329,223)	309,634
Net increase (decrease) in cash, cash equivalents and restricted cash	(11,969)	55,289	(67,258)
Cash, cash equivalents and restricted cash, beginning of period	53,795	63,829	(10,034)
Cash, cash equivalents and restricted cash, end of period	$41,826	$119,118	$(77,292)

Operating activities

Net cash provided by operating activities was $15.3 million and $14.6 million for the six months ended June 30, 2021 and 2020, respectively. The period-over-period increase of $0.6 million was primarily due to a decrease in interest expense as a result of lower average debt balance in conjunction with lower effective interest rates as a result of debt repayments in conjunction with the AL/MC Portfolio Disposition, lower interest rate on the newly refinanced debt and a decrease in LIBOR for the comparative periods.

Investing activities

Net cash used in investing activities was $7.7 million and net cash provided by investing activities was $369.9 million for the six months ended June 30, 2021 and 2020, respectively. The period-over-period decrease of $377.5 million was due to net proceeds received in February 2020 from the AL/MC Portfolio Disposition of $375.0 million.

Financing activities

Net cash used in financing activities was $19.6 million and $329.2 million for the six months ended June 30, 2021 and 2020, respectively. The period-over-period increase of $309.6 million was primarily due to repayments of debt in conjunction with the AL/MC Portfolio Disposition, debt refinancings of $576.1 million offset by proceeds from the 2020 Freddie Financing of $270.0 million.

REIT Compliance Requirements

We are organized and conduct our operations to qualify as a REIT for U.S. federal income tax purposes. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, excluding net capital gains. We intend to pay dividends greater than all of our REIT taxable income to holders of our common stock in 2021, if, and to the extent, authorized by our board of directors. We note that a portion of this requirement may be able to be met in future years with partial stock dividends, rather than cash distributions, subject to limitations. We expect that our operating cash flows will exceed REIT taxable income due to depreciation and other non-cash deductions in computing REIT taxable income. However, before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our obligations. If we do not have sufficient liquid assets to enable us to satisfy the 90% distribution requirement, or if we decide to retain cash, we may sell assets, or borrow funds to make cash distributions, or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

Income Tax

We are organized and conduct our operations to qualify as a REIT under the requirements of the Code. Currently, certain of our activities are conducted through our TRS and therefore are subject to federal and state income taxes at regular corporate tax rates.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2021, we do not have any off-balance sheet arrangements. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, special purpose or variable interest entities established to facilitate off-balance sheet arrangements. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intend to provide additional funding to any such entities.

CONTRACTUAL OBLIGATIONS

As of June 30, 2021, we had the following material contractual obligations, including estimates of interest payments on our floating rate debt (dollars in thousands):

	Period from July 1, 2021 to December 31, 2021	2022 (D)	2023	2024	2025	Thereafter	Total
Principal payments (A)	$5,443	$24,542	$25,116	$30,530	$27,159	$28,497	$141,287
Balloon payments (A)	—	42,206	—	3,500	1,077,820	230,346	1,353,872
Subtotal	5,443	66,748	25,116	34,030	1,104,979	258,843	1,495,159
Redeemable preferred stock	20,000	—	—	—	—	—	20,000
Interest & redeemable preferred stock dividend (A)(B)	22,413	43,328	42,161	41,397	34,484	23,266	207,049
Leases	322	515	472	240	8	305	1,862
Total obligations (C)	$48,178	$110,591	$67,749	$75,667	$1,139,471	$282,414	$1,724,070
(A)Estimated principal, balloon, and interest payments on floating rate debt are calculated using LIBOR rates in effect at June 30, 2021 and may not be indicative of actual payments. Actual payments may vary significantly due to LIBOR fluctuations. See “Note 8 – Debt, Net” to the consolidated financial statements for further information about interest rates.
(B)Includes $0.3 million paid in July 2021 for dividends accrued up to, but excluding, the redemption date on the Series A redeemable preferred stock.
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

The following table sets forth a reconciliation of net income (loss) attributable to common stockholders to FFO, Normalized FFO and Adjusted FFO; adjustments below include amounts related to properties classified as discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Net income (loss) attributable to common stockholders	$(13,268)	$(3,257)	$(20,875)	$1,982
Depreciation and amortization	15,586	16,782	31,475	34,318
Gain on sale of real estate	—	—	—	(19,992)
FFO	2,318	13,525	10,600	16,308
Acquisition, transaction and integration expense	5,607	19	6,000	1,189
Loss on extinguishment of debt	—	—	—	9,486
Compensation expense related to transition awards	301	295	626	685
Other expense (income) (A)	205	461	820	167
Normalized FFO	8,431	14,300	18,046	27,835
Straight line rental revenue	(67)	(108)	(162)	(242)
Amortization of equity-based compensation expense	2,013	1,428	3,773	2,533
Amortization of deferred financing costs	894	872	1,851	1,778
Amortization of deferred community fees and other	4	(432)	(693)	(1,745)
Adjusted FFO	$11,275	$16,060	$22,815	$30,159
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

The following table sets forth a reconciliation of net income (loss) attributable to common stockholders to Adjusted EBITDA; adjustments below include amounts related to properties classified as discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Net income (loss) attributable to common stockholders	$(13,268)	$(3,257)	$(20,875)	$1,982
Depreciation and amortization	15,586	16,782	31,475	34,318
Deemed dividend on redeemable preferred stock	299	599	595	1,197
Gain on sale of real estate	—	—	—	(19,992)
Acquisition, transaction and integration expense	5,607	19	6,000	1,189
Loss on extinguishment of debt	—	—	—	9,486
Compensation expense related to transition awards	301	295	626	685
Other expense (income) (A)	205	461	820	167
Amortization of equity-based compensation expense	2,013	1,428	3,773	2,533
Interest expense	14,350	15,281	28,703	33,861
Income tax expense	33	23	67	82
Adjusted EBITDA	$25,126	$31,631	$51,184	$65,508
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

In August 2020, we entered into an interest rate swap with a notional amount of $270.0 million that matures in September 2025 and in May 2019, we entered into an interest rate swap with a notional amount of $350.0 million that matures in May 2022. These swaps effectively convert LIBOR-based floating-rate debt to fixed-rate debt, thus reducing the impact of interest-rate changes on future interest expense. After considering the effect of the interest rate swap, $416.3 million of our floating rate debt with an average coupon rate of 2.46% would be subject to interest rate fluctuations. As a result, a 100 basis point increase in interest rates would increase annual interest expense by $4.1 million. However, a 100 basis point decrease in interest rates would also increase annual interest expense by $2.8 million due to the impact of LIBOR floors included in certain debt agreements.

The table below sets forth the outstanding face amount of our debt subject to LIBOR fluctuations after incorporating the impact of the interest rate swaps discussed above:

	Outstanding Face Amount
(dollars in thousands)	June 30, 2021	December 31, 2020
Floating Rate	$416,269	$419,316
Fixed Rate	1,078,890	1,082,808
Total	$1,495,159	$1,502,124

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
•    To comply with the 90% distribution requirement applicable to REITs and to avoid income and excise taxes, we must make distributions to our stockholders. Our actual distributions to stockholders have historically been higher than the REIT distribution requirement. Distributions will limit our ability to finance investments and may limit our ability to engage in transactions that are otherwise in the best interests of our stockholders. Although we do not anticipate any inability to satisfy the REIT distribution requirement, from time to time, we may not have sufficient cash or other liquid assets to do so. For example, timing differences between the receipt of income and payment of deductible expenses, on the one hand, and the inclusion of that income and deduction of those expenses in arriving at our taxable income, on the other hand, or non-deductible expenses such as principal amortization or repayments or capital expenditures in excess of non-cash deductions may cause us to fail to have sufficient cash or liquid assets to enable us to satisfy the 90% distribution requirement. In the event that timing differences occur or we decide to retain cash or to distribute such greater amount as may be necessary to avoid income and excise taxation, we may seek to borrow funds, pay taxable stock dividends, distribute other property or securities or engage in a transaction intended to enable us to meet the REIT distribution requirements. Any of these actions may require us to raise additional capital to meet our obligations; however, limitations on our ability to access capital, as described above, could have an adverse effect on our ability to make required payments on our debt obligations, make distributions to our stockholders or make future investments necessary to implement our business strategy. The terms of the instruments governing our existing indebtedness restrict our ability to engage in certain types of these transactions.
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

ITEM 4. CONTROLS AND PROCEDURES

(a)Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are and may become involved in legal proceedings, including regulatory investigations and inquiries, in the ordinary course of our business. Although we are unable to predict with certainty the eventual outcome of any litigation, regulatory investigation or inquiry, in the opinion of management, we do not expect our current and any threatened legal proceedings to have a material adverse effect on our financial position or results of operations. In addition, as described in “Note 15 – Commitments and Contingencies” to our consolidated financial statements, we are party to one lawsuit relating to the Merger. Given the inherent unpredictability of these types of proceedings, however, it is possible that an adverse outcome in one or more of these proceedings could have a material adverse effect on our financial results.

ITEM 1A. RISK FACTORS

We are supplementing the risk factors described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 (“Form 10-K”) with the additional risk factors set forth below. These additional risk factors supplement, and to the extent inconsistent, supersede such risk factors. The matters discussed below should be read in conjunction with the risk factors set forth in the Form 10-K. However, the risks and uncertainties that we face are not limited to those described below and those set forth in the Form 10-K. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business, results of operations and financial condition.

RISKS RELATED TO THE MERGER

There are material uncertainties and risks associated with the Merger Agreement and the Merger.

On June 28, 2021, we entered into the Merger Agreement with Ventas and Merger Sub, pursuant to which Merger Sub will merge with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of Ventas, subject to the satisfaction or waiver of conditions described therein.

There are material uncertainties and risks associated with the Merger Agreement and the Merger. If any of these uncertainties and risks develop into actual events, then the Company’s business, financial condition, results and ongoing operations, share price or prospects could be materially adversely affected. These uncertainties and risks include, but are not limited to, the following:

•the announcement or pendency of the Merger may impede our ability to retain and hire key personnel and our ability to maintain relationships with property managers, tenants, employees or other third parties or its operating results and business generally;
•matters relating to the Merger, including integration planning, may require substantial commitments of time and resources by our management and employees and may otherwise divert the attention of management and employees, which may affect the Company’s business operations;
•the Merger Agreement restricts the Company from engaging in certain actions without the approval of Ventas, which could prevent the Company from pursuing certain business opportunities that arise prior to the closing of the Merger or making appropriate changes to the Company’s business outside the ordinary course of business;
•our directors and executive officers have financial interests in the Merger that may be different from, or in addition to, the interests of our stockholders generally, which could have influenced their decisions to support or approve the Merger; and
•existing or potential stockholder litigation in connection with the Merger may result in significant costs of defense, indemnification and liability.

The pending Merger may not be completed on the currently contemplated timeline or terms, or at all.

The completion of the Merger is subject to certain conditions, including: (1) adoption by our stockholders of the Merger Agreement; (2) approval for listing on the NYSE of Ventas common stock to be issued in connection with the Merger; (3) the SEC having declared effective the registration statement on Form S-4 filed by Ventas in connection with the Merger, and the registration statement on Form S-4 not being the subject of any stop order or proceeding seeking a stop order; (4) the absence of any law or order prohibiting the closing of the Merger; (5) accuracy of each party’s representations, subject in most cases to materiality or material adverse effect qualifications; (6) the absence of any material adverse effect with respect to Ventas or the Company; (7) compliance with each party’s covenants in all material respects; (8) receipt by the Company of an opinion from its counsel to the effect that the Merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Code; (9) receipt by Ventas of an opinion from the Company’s REIT counsel to the effect that we will qualify as a REIT under the Code;

and receipt by the Company of an opinion from Ventas’s REIT counsel to the effect that Ventas will qualify as a REIT under the Code.

We cannot provide assurance that the conditions to completing the Merger will be satisfied or waived, and accordingly, that the Merger will be completed on the terms or timeline that the parties anticipate or at all. If any condition to the Merger is not satisfied, it could delay or prevent the Merger from occurring, which could negatively impact the price of our common stock or Ventas common stock and the parties’ business, financial condition, results of operations and growth prospects. In addition, either Ventas or the Company may terminate the Merger Agreement under specified circumstances, including, among other reasons, if the Merger is not completed by 5:00 p.m., New York time, on January 20, 2022.

In addition to the above risks, if the Merger Agreement is terminated and the Company seeks an alternative transaction, our stockholders cannot be certain that we will be able to find a party willing to engage in a transaction on more attractive terms than the Merger. In addition, if the Merger Agreement is terminated under certain circumstances specified therein, we may be required to pay Ventas a termination fee of $20.2 million.

Failure to complete the pending Merger could have a material adverse effect on the Company.

Either the Company or Ventas may terminate the Merger Agreement in specified circumstances. If the Merger is not completed, the parties’ business, financial condition, results of operations and growth prospects may be adversely affected and, without realizing any of the benefits of having completed the Merger, the Company will be subject to a number of risks, including the following:

•the market price of our common stock could decline;
•We will have incurred substantial costs relating to the Merger, such as legal, accounting, financial advisor, filing, printing and mailing fees and integration costs that have already been incurred or will continue to be incurred until the closing of the Merger and a significant portion of these fees and costs are payable by us regardless of whether the Merger will be consummated, which could adversely affect the Company’s business, financial condition, results of operations and growth prospects;
•if the Merger Agreement is terminated and our board of directors seeks another transaction, our stockholders cannot be certain that we will be able to find another party willing to enter into a transaction as attractive as the Merger;
•We could be subject to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against such party to perform its obligations under the Merger Agreement;
•We will not realize the benefit of the time and resources, financial and otherwise, committed by management to matters relating to the Merger that could have been devoted to pursuing other beneficial opportunities;
•We may experience reputational harm due to the adverse perception of any failure to successfully complete the Merger or negative reactions from the financial markets or from our tenants, managers, vendors, employees and other commercial relationships; and
•We may be required, under specified circumstances, to pay Ventas a termination fee of $20.2 million.

Any of these risks could adversely affect the Company’s business, financial condition, results of operations and growth prospects. Similarly, delays in the completion of the Merger could, among other things, result in additional transaction costs, loss of revenue or other negative effects associated with delay and uncertainty about completion of the Merger and could adversely affect the Company’s business, financial condition, results of operations and growth prospects, after the Merger.

The exchange ratio is fixed and will not be adjusted in the event of any change in the stock prices of the Company.

In connection with the Merger, upon the terms and subject to the conditions of the Merger Agreement, each share of our common stock (other than shares of our common stock owned directly by Ventas, Merger Sub or us) outstanding immediately prior to the effective time of the Merger will be automatically converted into the right to receive 0.1561 of a newly issued share of Ventas common stock, with holders of record of Company common stock receiving cash in lieu of fractional shares of Ventas common stock. The exchange ratio is fixed and will not be adjusted to reflect stock price changes of either our common stock or Ventas common stock prior to the closing of the Merger, although it will be equitably adjusted in specified circumstances.

Changes in the price of Ventas common stock prior to the Merger will affect the market value of the consideration that our stockholders will receive on the closing of the Merger. Stock price changes may result from a variety of factors (many of which are beyond the control of the Company and Ventas), including the following factors:

•the trajectory and future impact of the COVID-19 pandemic, including the impact of the Delta variant, or any other variant, and the ultimate recovery of the senior housing industry from the COVID-19 pandemic;

•changes in the respective businesses, operations, assets, liabilities and prospects of either company;
•changes in market assessments of the business, operations, financial position and prospects of either company;
•market assessments of the likelihood that the Merger will be completed;
•the expected timing of the Merger;
•interest rates, general market and economic conditions and other factors affecting the price of our common stock or Ventas common stock;
•federal, state and local legislation, governmental regulation and legal developments in the businesses in which the Company and Ventas operate; and
•other factors beyond the control of the Company or Ventas, including those described under this “Risk Factors — Risks Related to the Merger” heading.

The price of Ventas common stock at the closing of the Merger may vary from its price on the date the Merger Agreement was executed and on the date of the special meeting of our stockholders to consider and vote upon the adoption of the Merger Agreement. As a result, the market value of the merger consideration represented by the exchange ratio will also vary.

Therefore, since the number of shares of Ventas common stock to be issued per share of our common stock is generally fixed, our stockholders cannot be sure of the market value of the merger consideration they will receive upon completion of the Merger.

The Merger Agreement contains provisions that could discourage a potential competing acquirer of the Company or could result in any competing proposal being at a lower price than it might otherwise be.

The Company is subject to certain restrictions on its ability to solicit alternative acquisition proposals from third parties, to provide information to third parties, to enter into or continue discussions or negotiations with third parties regarding alternative acquisition proposals, to enter into any commitment with respect to any alternative acquisition proposal, to recommend or approve any alternative acquisition proposal or change in recommendation by our board of directors, subject to customary exceptions. In addition, we may be required to pay Ventas a termination fee of $20.2 million in specified circumstances, including if the Merger Agreement is terminated in specified circumstances following the Company’s receipt of an alternative acquisition proposal. We do not have the right to terminate the Merger Agreement to accept an alternative acquisition proposal. Accordingly, notwithstanding a change in recommendation by our board of directors, unless Ventas terminates the Merger Agreement following such change in recommendation or the Merger Agreement is otherwise validly terminated, the Company will still be required to convene a special meeting of our stockholders and submit the Merger Proposal to such stockholders for approval.

These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of the Company from considering or proposing such an acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than that market value proposed to be received in the Merger, or might result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in specified circumstances under the Merger Agreement.

The pendency of the Merger could adversely affect the Company’s business and operations.

In connection with the pending Merger, some tenants, managers, vendors or other parties with commercial relationships with the Company may delay or defer decisions, which could adversely affect the Company’s business, financial condition, results of operations and growth prospects, regardless of whether the Merger is completed. Similarly, current and prospective employees of the Company may experience uncertainty about their future roles with the combined company following the Merger, which may adversely affect our ability to attract and retain key personnel during the pendency of the Merger. In addition, due to covenants in the Merger Agreement, we may be unable (without Ventas’s prior written consent), during the pendency of the Merger, to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial.

Litigation relating to the Merger could result in significant costs, and/or a delay of or injunction against the merger.

As disclosed in “Note 15 – Commitments and Contingencies” to our consolidated financial statements, one complaint related to the Merger has been filed in federal court. The Company believes that the complaint is without merit, but the outcome of this action is uncertain and could result in significant costs to the Company. There can be no assurances that additional complaints or demands will not be filed or made with respect to the Merger. The defense or settlement of any lawsuits or claims relating to the Merger may have an adverse effect on the business, financial condition and results of operation of the Company, including by diverting management time and attention or preventing the Merger from being completed, or from being completed within the expected timeframe.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits filed with this Form 10-Q:		Incorporated by Reference				Filed Herewith
Exhibit No.	Exhibit Descriptions	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of June 28, 2021, by and among the Company, Ventas and Cadence Merger Sub LLC	8-K	001-36499	2.1	6/29/2021
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Interactive Data File formatted in Inline XBRL					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).					X

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

July 30, 2021